Form 10-Q
period 2019-03-31
RTI Surgical Holdings, Inc.
filed 2019-05-07
CIK 1760173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-38832

RTI Surgical Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	83-2540607
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Lake Cook Road, Suite 315, Deerfield, Illinois	60015
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (877) 343-6832

RTI Surgical, Inc., 11621 Research Circle, Alachua, Florida, 32615

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that registrant was required to submit such files.)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
common stock, $0.001 par value	RTIX	Nasdaq Global Select Market

Shares of common stock, $0.001 par value, outstanding on May 1, 2019: 73,897,203

RTI SURGICAL HOLDINGS, INC.

FORM 10-Q For the Quarter Ended March 31, 2019

Part I Financial Information

Item 1.	Unaudited Condensed Consolidated Financial Statements

RTI SURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	March 31, 2019	December 31, 2018
Assets
Current Assets:
Cash and cash equivalents	$6,043	$10,949
Accounts receivable - less allowances of $2,578 at March 31, 2019 and $2,380 at December 31, 2018	55,670	48,351
Inventories - net	114,365	107,471
Prepaid and other current assets	9,860	8,791

Total current assets	185,938	175,562

Property, plant and equipment - net	79,235	77,954
Deferred tax assets - net	16,778	17,510
Goodwill	308,345	59,798
Other intangible assets - net	25,512	26,359
Other assets - net	7,918	4,003

Total assets	$623,726	$361,186

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$23,315	$26,309
Accrued expenses	24,992	24,683
Current portion of deferred revenue	4,825	4,908

Total current liabilities	53,132	55,900

Long-term obligations	163,615	49,073
Acquisition contingencies	99,962	4,986
Other long-term liabilities	3,065	633
Deferred revenue	1,535	744

Total liabilities	321,309	111,336

Commitments and contingencies (Note 21)

Preferred stock Series A, $.001 par value: 5,000,000 shares authorized; 50,000 shares issued and outstanding	66,272	66,226

Stockholders’ equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 75,055,225 and 63,469,185 shares issued and outstanding, respectively	75	64
Additional paid-in capital	495,263	433,143
Accumulated other comprehensive loss	(7,663)	(7,270)
Accumulated deficit	(246,531)	(237,444)
Less treasury stock, 1,250,201 and 1,221,180 shares, respectively, at cost	(4,999)	(4,869)

Total stockholders’ equity	236,145	183,624

Total liabilities and stockholders’ equity	$623,726	$361,186

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands, except share and per share data)

	Three months ended March 31,
	2019	2018
Revenues	$69,741	$69,890
Costs of processing and distribution	31,737	36,208

Gross profit	38,004	33,682

Expenses:
Marketing, general and administrative	31,883	28,389
Research and development	4,336	3,421
Severance and restructuring costs	—	884
Asset abandonments	15	129
Acquisition and integration expenses	8,957	800

Total operating expenses	45,191	33,623

Operating (loss) income	(7,187)	59

Other (expense) income:
Interest expense	(1,604)	(835)
Interest income	131	11
Foreign exchange (loss) gain	(31)	49

Total other expense - net	(1,504)	(775)

Loss before income tax provision	(8,691)	(716)
Income tax provision	(396)	(249)

Net loss	(9,087)	(965)

Convertible preferred dividend	—	(966)

Net loss applicable to common shares	(9,087)	(1,931)

Other comprehensive loss:
Unrealized foreign currency translation (loss) gain	(393)	393

Comprehensive loss	$(9,480)	$(1,538)

Net loss per common share - basic	$(0.14)	$(0.03)

Net loss per common share - diluted	$(0.14)	$(0.03)

Weighted average shares outstanding - basic	65,675,203	63,150,009

Weighted average shares outstanding - diluted	65,675,203	63,150,009

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders’ Equity

(Unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2019	$64	$433,143	$(7,270)	$(237,444)	$(4,869)	$183,624
Net loss	—	—	—	(9,087)	—	(9,087)
Foreign currency translation adjustment	—	—	(393)	—	—	(393)
Exercise of common stock options	—	284	—	—	—	284
Equity instruments issued in connection with Paradigm Spine acquistion - net of fees	11	60,719	—	—	—	60,730
Stock-based compensation	—	1,163	—	—	—	1,163
Purchase of treasury stock	—	—	—	—	(130)	(130)
Amortization of preferred stock Series A issuance costs	—	(46)	—	—	—	(46)

Balance, March 31, 2019	$75	$495,263	$(7,663)	$(246,531)	$(4,999)	$236,145

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2018	$63	$429,459	$(6,329)	$(237,066)	$(4,390)	$181,737
Accumulated effect of adoption of the revenue recognition standard	—	—	—	872	—	872
Net loss	—	—	—	(965)	—	(965)
Foreign currency translation adjustment	—	—	393	—	—	393
Exercise of common stock options	—	287	—	—	—	287
Stock-based compensation	—	1,280	—	—	—	1,280
Purchase of treasury stock	—	—	—	—	(363)	(363)
Amortization of preferred stock
Series A issuance costs	—	(46)	—	—	—	(46)
Preferred stock Series A dividend	—	(966)	—	—	—	(966)

Balance, March 31, 2018	$63	$430,014	$(5,936)	$(237,159)	$(4,753)	$182,229

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(9,087)	$(965)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	3,696	3,584
Provision for bad debts and product returns	233	149
Provision for inventory write-downs	1,530	2,641
Amortization of deferred revenue	(1,292)	(1,217)
Deferred income tax provision (benefit)	470	(38)
Stock-based compensation	1,163	1,280
Other	197	409
Change in assets and liabilities:
Accounts receivable	(2,422)	(3,112)
Inventories	(2,742)	2,127
Accounts payable	(7,253)	(3,513)
Accrued expenses	(1,585)	(3,877)
Deferred revenue	2,000	2,000
Other operating assets and liabilities	(593)	(917)

Net cash used in operating activities	(15,685)	(1,449)

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,477)	(2,118)
Patent and acquired intangible asset costs	(328)	(330)
Acquisition of Zyga Technology	—	(21,000)
Acquisition of Paradigm Spine	(99,921)	—

Net cash used in investing activities	(103,726)	(23,448)

Cash flows from financing activities:
Proceeds from exercise of common stock options	284	1,394
Proceeds from long-term obligations	115,000	20,000
Payments of debt issuance costs	(729)	—
Payments on long-term obligations	—	(5,125)

Net cash provided by financing activities	114,555	16,269

Effect of exchange rate changes on cash and cash equivalents	(50)	59

Net decrease in cash and cash equivalents	(4,906)	(8,569)
Cash and cash equivalents, beginning of period	10,949	22,381

Cash and cash equivalents, end of period	$6,043	$13,812

Supplemental cash flow disclosure:
Cash paid for interest	$557	$600
Cash paid for income taxes, net of refunds	(635)	—
Non-cash acquisition of property, plant and equipment	502	157
Increase in accrual for dividend payable	—	966
Non-cash acquisition of Paradigm	60,730	—
Non-cash common stock issuance	60,730	—

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.	Operations and Organization

RTI Surgical Holdings, Inc. is a global surgical implant company that designs, develops, manufactures and distributes biologic, metal and synthetic implants. The Company’s implants are used in orthopedic, spine, sports medicine, plastic surgery, trauma and other surgical procedures to repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. The Company manufactures metal and synthetic implants and processes donated human musculoskeletal and other tissue and bovine and porcine animal tissue in producing allograft and xenograft implants using its proprietary BIOCLEANSE®, TUTOPLAST® and CANCELLE® SP sterilization processes. The Company processes tissue at its facilities in Alachua, Florida and Neunkirchen, Germany and manufactures metal and synthetic implants in Marquette, Michigan and Greenville, North Carolina, respectively, and has a distribution and research center in Wurmlingen, Germany. The Company is accredited in the U.S. by the American Association of Tissue Banks and the Company is a member of AdvaMed. The Company’s implants are distributed directly to hospitals and free-standing surgery centers throughout the U.S. and in more than 40 countries worldwide with the support of both its and third-party representatives as well as through larger purchasing companies.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a fair presentation of consolidated financial position, results of operations, comprehensive loss and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

The condensed consolidated financial statements include the accounts of RTI Surgical Holdings, Inc. and Subsidiaries (defined as the “Company” for matters occurring after March 8, 2019) and its wholly owned subsidiaries, RTI Surgical, Inc. (defined as “Legacy RTI” for matters occurring after March 8, 2019, and as the “Company” for matters occurring before March 8, 2019), Paradigm Spine, LLC (“Paradigm”), Pioneer Surgical Technology, Inc. (“Pioneer Surgical”), Tutogen Medical, Inc. (“TMI”), and Zyga Technology, Inc. (“Zyga”). The condensed consolidated financial statements also include the accounts of RTI Donor Services, Inc. (“RTIDS”), which is a controlled entity. Prior to the completion of the acquisition of Paradigm, the financial statements were that of RTI Surgical Inc. and subsidiaries. Subsequently, RTI Surgical Holdings, Inc. and Subsidiaries is the successor reporting company. See Note 5 for further discussion.

3.	Recently Issued and Adopted Accounting Standards

Leases — In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASU”) 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in “Leases (Topic 840).” ASU 2016-02 establishes a right-of-use (“ROU”) model that requires operating leases be recorded on the balance sheet through recognition of a liability for the discounted present value of future lease payments and a corresponding ROU asset. The ROU asset recorded at commencement of the lease represents the right to use the underlying asset over the lease term in exchange for the lease payments. Leases with an initial term of 12 months or less and do not have an option to purchase the underlying asset that is deemed reasonably certain to exercise are not recorded on the balance sheet; rather, rent expense for these leases is recognized on a straight-line basis over the lease term. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

Effective January 1, 2019, the Company adopted the new lease accounting standard using the optional transition method which allowed us to continue to apply the guidance under the lease standard in effect at the time in the comparative periods presented. In addition, the Company elected the package of practical expedients, which allowed us to not reassess whether any existing contracts contain a lease, to not reassess historical lease classification as operating or finance leases, and to not reassess initial direct costs. The Company has not elected the practical expedient to use hindsight to determine the lease term for its leases at transition. The Company has also elected the practical expedient allowing us to not separate the lease and non-lease components for all classes of underlying assets. Adoption of this standard resulted in the recording of operating lease ROU assets and corresponding operating lease liabilities of $3,164 and $3,155, respectively, as of January 1, 2019 with no impact on accumulated deficit. Financial position for reporting periods beginning on or after January 1, 2019, are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance.

All of the Company’s leases are classified as operating leases and includes office space, automobiles, and copiers. The majority of our leases have remaining lease terms of 1 to 10 years, some of which include options to extend or terminate the leases. Operating lease ROU assets are presented within other assets-net on the Condensed Consolidated Balance Sheet. The current portion of operating lease liabilities are presented within accrued expenses, and the non-current portion of operating lease liabilities are presented within other long-term liabilities on the Condensed Consolidated Balance Sheet.

A subset of the Company’s automobile and copier leases contains variable payments. The variable lease payments for such automobile leases are based on actual mileage incurred at the standard contractual rate. The variable lease payments for such copier leases are based on actual copies incurred at the standard contractual rate.

The components of operating lease expense were as follows:

For the Three Months Ended March 31, 2019
Operating lease cost	$344
Short-term operating lease cost	36

Total operating lease cost	$380

Supplemental cash flow information related to operating leases was as follows:

For the Three Months Ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$294
ROU assets obtained in exchange for lease obligations	34

Supplemental balance sheet information related to operating leases was as follows:

	Balance Sheet Classification	March 31, 2019
Assets:
Right-of-use assets	Other assets - net	$3,972

Liabilities:
Current	Accrued expenses	$1,570
Noncurrent	Other long-term liabilities	2,436

Total operating lease liabilities		$4,006

As of March 31, 2019, the weighted-average remaining lease term was 5.0 years. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, the Company estimates its incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value. The weighted-average discount rate of the Company’s operating leases was 4.6%, as of March 31, 2019.

As of March 31, 2019, maturities of operating lease liabilities were as follows:

Maturity of Operating Lease Liabilities	March 31, 2019
2019 (remaining)	$1,314
2020	1,362
2021	563
2022	223
2023	160
2024 and beyond	875

Total future minimum lease payments	4,497

Less imputed interest	(491)

Total	$4,006

As previously disclosed in our 2018 Annual Report on Form 10-K, which followed the lease accounting prior to adoption of ASC 842, future commitments relating to operating leases for the five years and period thereafter as of December 31, 2018 were as follows:

Maturity of Operating Lease Liabilities	December 31, 2018
2019	$1,374
2020	806
2021	276
2022	162
2023	166
2024 and beyond	882

Total future minimum lease payments	$3,666

4.    Revenue from Contracts with Customers

The Company operates in one reportable segment composed of four lines of business. The reporting of the Company’s lines of business are composed primarily of four franchises: spine; sports; original equipment manufacturer (“OEM”) and international. The following table presents revenues from these four categories for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Revenues:
Spine	$20,005	$19,263
Sports	13,779	13,435
OEM	28,991	30,120
International	6,966	7,072

Total revenues from contracts with customers	$69,741	$69,890

The following table presents revenues recognized at a point in time and over time for the three months ended March 31, 2019 and 2018:

	For the Three Months Ended March 31,
	2019	2018
Revenue recognized at a point in time	$53,903	$60,163
Revenue recognized over time	15,838	9,727

Total revenues from contracts with customers	$69,741	$69,890

The Company’s performance obligations consist mainly of transferring control of implants identified in the contracts. Some of the Company’s contracts offer assurance-type warranties in connection with the sale of a product to a customer. Assurance-type warranties provide a customer with assurance that the related product will function as the parties intended because it complies with agreed-upon specifications. Such warranties do not represent a separate performance obligation and are not material to the condensed consolidated financial statements.

The opening and closing balances of the Company’s accounts receivable, contract asset and current and long-term contract liability are as follows:

	Accounts Receivable	Contract Liability (Current)	Contract Liability (Long- Term)
Opening 1/1/2019	$48,351	$5,425	$744
Closing 3/31/2019	55,670	5,342	1,535

Increase/(decrease)	7,319	(83)	791

Contract liabilities consist primarily of the return allowance described above, and of deferred revenue arising from upfront and annual exclusivity fees. The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the Company’s performance of the Company’s contractual obligations over time. The Company recognizes sales commissions as incurred because the amortization period is less than one year. The Company does not incur other incremental costs relating to obtaining a contract with a customer, and therefore, does not have material contract assets, or impairment losses associated therewith. Revenue recognized for the three months ended March 31, 2019, from amounts included in contract liabilities at the beginning of the period was $1,292.

5.    Acquisition of Paradigm Spine, LLC

On March 8, 2019, pursuant to the Master Transaction Agreement (the “Master Transaction Agreement”), dated as of November 1, 2018, by and among Legacy RTI, PS Spine Holdco, LLC, a Delaware limited liability company (“PS Spine”), the Company, and Bears Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of the Company (“Merger Sub”), the Company acquired all of the outstanding equity interests of Paradigm, through a transaction in which: (i) PS Spine contributed all of the issued and outstanding equity interests in Paradigm to the Company (the “Contribution”); (ii) Merger Sub merged with and into Legacy RTI (the “Merger”), with Legacy RTI surviving as a wholly owned direct subsidiary of the Company; and (iii) the Company was renamed “RTI Surgical Holdings, Inc.” (collectively, the “Transaction”). Legacy RTI retained its existing name “RTI Surgical, Inc.”

Pursuant to the Master Transaction Agreement: (i) each share of common stock, par value $0.001 per share, of Legacy RTI issued and outstanding immediately prior to the Transaction (other than shares held by Legacy RTI as treasury shares or by the Company or Merger Sub immediately prior to the Transaction, which were automatically cancelled and ceased to exist) was converted automatically into one fully paid and non-assessable share of Company common stock , par value $0.001 per share; (ii) each share of Series A convertible preferred stock, par value $0.001 per share, of Legacy RTI issued and outstanding immediately prior to the Transaction (other than shares held by Legacy RTI as treasury shares or by the Company or Merger Sub immediately prior to the Transaction, which were automatically cancelled and ceased to exist) was converted automatically into one fully paid and non-assessable share of Series A convertible preferred stock, par value $0.001 per share, of the Company; and (iii) each stock option and restricted stock award granted by Legacy RTI was converted into a stock option or restricted stock award, as applicable, of the Company with respect to an equivalent number of shares of the Company common stock on the same terms and conditions as were applicable prior to the closing.

The consideration for the Contribution was $100,000 (the “Cash Consideration Amount”) in cash, subject to adjustment as described below, and 10,729,614 shares of Company common stock (the “Stock Consideration Amount”). The Stock Consideration Amount was determined by dividing $50,000 by the volume weighted average closing price of Legacy RTI’s common stock for the five business days prior to November 1, 2018 (the “Legacy RTI Price”). The Cash Consideration Amount was adjusted by a: (i) positive dollar for dollar adjustment based on the amount of Paradigm’s cash and cash equivalents at closing; (ii) negative dollar for dollar adjustment based on the amount of outstanding indebtedness and unpaid transaction expenses of Paradigm at closing; and (iii) negative dollar for dollar adjustment to the extent that Paradigm’s working capital (excluding indebtedness and transaction expenses) at closing did not exceed the working capital target of $7,000.

In addition to the Cash Consideration Amount and the Stock Consideration Amount, the Company may be required to make further cash payments or issue additional shares of Company common stock to PS Spine in an amount up to $50,000 of shares of Company common stock to be valued based upon the Legacy RTI Price and an additional $100,000 of cash and/or Company common stock to be valued at the time of issuance, in each case, if certain revenue targets are achieved between closing, March 8, 2019, and December 31, 2022. Based on a probability weighted model, the Company estimates a contingent liability related to the revenue based earnout of $94,976. Accounted for as a liability to be revalued at each reporting period, the preliminary fair value of the contingent liability was measured using Level 3 inputs. Acquisition related costs were approximately $13,100, of which approximately $4,143 was incurred during 2018, $8,957 was incurred for the three months ended March 31, 2019, and is reflected separately in the accompanying condensed consolidated statements of comprehensive loss.

The Company has accounted for the acquisition of Paradigm under Accounting Standards Codification (“ASC”) 805, Business Combinations. Paradigm’s results of operations are included in the condensed consolidated financial statements beginning after March 8, 2019, the acquisition date.

The purchase price was financed as follows:

(In thousands)
Cash proceeds from second lien credit agreement	$100,000
Fair market value of securities issued	60,730
Fair market value of contingent earnout	94,976

Total purchase price	$255,706

The preliminary valuation of the acquired assets and liabilities is not yet complete, and as such, the Company has not yet finalized its allocation of the purchase price for the acquisition. The table below represents the preliminary allocation of the total consideration to Paradigm’s tangible assets and liabilities based on management’s preliminary estimate of their respective fair values as of March 8, 2019.

(In thousands)
Cash	$79
Accounts receivable	5,220
Inventories	5,898
Other current assets	1,752
Property, plant and equipment	379
Current liabilities	(6,169)

Net tangible assets acquired	7,159
Goodwill	248,547

Total net assets acquired	$255,706

Total net assets acquired as of March 8, 2019, are all part of the Company’s only operating segment. Fair values are based on management’s estimates and assumptions including variations of the income approach, the cost approach and the market approach.

The Company believes that the acquisition of Paradigm, a spine focused business, offers the potential for substantial strategic and financial benefits. The transaction further advances the Company’s strategic transformation focused on reducing complexity, driving operational excellence and accelerating growth. The Company believes the acquisition will enhance stockholder value through, among other things, enabling the Company to capitalize on the following strategic advantages and opportunities:

•

Paradigm will strengthen the Company’s spine portfolio with the addition of the coflex® Interlaminar Stabilization® device. Coflex is a differentiated and minimally invasive motion preserving stabilization implant that is FDA PMA-approved for the treatment of moderate to severe lumbar spinal stenosis (“LSS”) in conjunction with decompression.

•

Coflex allows the Company to provide surgeons who treat patients with moderate to severe LSS with a PMA-approved device supported by more than 12 years of clinical data and with expanding coverage from payors.

These potential benefits resulted in the Company paying a premium for Paradigm resulting in the preliminary recognition of $248,547 of goodwill assigned to the Company’s only operating segment and reporting unit.

The amount of Paradigm’s revenues and net loss since the March 8, 2019, acquisition date, included in the Company’s Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2019, excluding acquisition related costs of approximately $8,957, are $1,992 and $121, respectively.

The following unaudited pro forma information shows the results of the Company’s operations as though the acquisition had occurred as of the beginning of the prior comparable period, January 1, 2018, (in thousands, except per share data):

	For the Three Months Ended March 31,
	2019	2018
Revenues	$8,970	$10,428
Net loss applicable to common shares	(6,803)	(9,370)
Basic net loss per share	(0.10)	(0.15)
Diluted net loss per share	(0.10)	(0.15)

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of the beginning of the periods presented, or the results that may occur in the future. These amounts exclude costs incurred which are directly attributable to the acquisition, and which do not have a continuing impact on the combined companies’ operating results.

6.	Acquisition of Zyga Technology, Inc.

On January 4, 2018, the Company acquired Zyga Technology, Inc. (“Zyga”), a leading spine-focused medical device company that develops and produces innovative minimally invasive devices to treat underserved conditions of the lumbar spine. Zyga’s primary product is the SImmetry® Sacroiliac Joint Fusion System. Under the terms of the merger agreement dated January 4, 2018, the Company acquired Zyga for $21,000 in consideration paid at closing (consisting of borrowings of $18,000 on the Company’s revolving credit facility and $3,000 cash on hand), $1,000 contingent upon the successful achievement of a clinical milestone, and a revenue based earnout consideration of up to $35,000. Based on a probability weighted model, the Company estimates a contingent liability related to the clinical milestone and revenue based earnout of $4,986. Acquisition related costs were approximately $1,430, of which approximately $630 was incurred in 2017 and $800 was incurred for the three months ended March 31, 2018 and is reflected separately in the accompanying Condensed Consolidated Statements of Comprehensive Loss.

The Company has accounted for the acquisition of Zyga under ASC 805, Business Combinations. Zyga’s results of operations are included in the condensed consolidated financial statements beginning after January 4, 2018, the acquisition date.

The purchase price was financed as follows:

(In thousands)
Cash proceeds from revolving credit facility	$18,000
Cash from RTI Surgical	3,000

Total purchase price	$21,000

In the fourth quarter of 2018, the Company completed its valuation of the tax accounts associated with the purchase price allocation. The table below represents an allocation of the total consideration to Zyga’s tangible and intangible assets and liabilities fair values as of January 4, 2018.

(In thousands)
Inventories	$1,099
Accounts receivable	573
Other current assets	53
Property, plant and equipment	151
Other assets	26
Deferred tax assets	4,715
Current liabilities	(947)
Acquisition contingencies	(4,986)

Net tangible assets acquired	684
Other intangible assets	6,760
Goodwill	13,556

Total net assets acquired	$21,000

Total net assets acquired as of January 4, 2018, are all part of the Company’s only operating segment. Fair values are based on management’s estimates and assumptions including variations of the income approach, the cost approach and the market approach. Other intangible assets include patents of $6,500 with a useful life of 13 years, trademarks of $80 with a useful life of 1 year and selling and marketing relationships of $180 with a useful life of 7 years.

The Company believes that the acquisition of Zyga has offered and continues to offer the potential for substantial strategic and financial benefits. The transaction further advances our strategic transformation focused on reducing complexity, driving operational excellence and accelerating growth. The Company believes the acquisition will enhance stockholder value through, among other things, enabling the Company to capitalize on the following strategic advantages and opportunities:

•	Zyga’s innovative minimally invasive treatment should accentuate our spine portfolio and opens significant opportunities to accelerate our Spine-focused expansion strategy.

•	Zyga should leverage the core competencies of our Spine franchise by pursuing niche differentiated products, to gain scale and customer retention and support portfolio pull-through.

These potential benefits resulted in the Company paying a premium for Zyga resulting in the recognition of $13,556 of goodwill assigned to the Company’s only operating segment and reporting unit. For tax purposes, none of the goodwill is deductible.

The following unaudited pro forma information shows the results of the Company’s operations as though the acquisition had occurred as of the beginning of the prior comparable period, January 1, 2017, (in thousands, except per share data):

For the Three Months Ended March 31, 2018
Revenues	$1,212
Net loss applicable to common shares	(827)
Basic net loss per share	(0.01)
Diluted net loss per share	(0.01)

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of the beginning of the periods presented, or the results that may occur in the future. These amounts exclude costs incurred which are directly attributable to the acquisition, and which do not have a continuing impact on the combined companies’ operating results.

7.	Stock-Based Compensation

The Company’s policy is to grant stock options at an exercise price equal to 100% of the market value of a share of common stock at closing on the date of the grant. The Company’s stock options generally have five to ten-year contractual terms and vest over a one to five-year period from the date of grant. The Company’s policy is to grant restricted stock awards at a fair value equal to 100% of the market value of a share of common stock at closing on the date of the grant. The Company’s restricted stock awards generally vest over one to three-year periods.

2018 Incentive Compensation Plan – On April 30, 2018, the Company’s stockholders approved and adopted the 2018 Incentive Compensation Plan (the “2018 Plan”). The 2018 Plan provides for the grant of incentive and nonqualified stock options and restricted stock to key employees, including officers and directors of the Company and consultants and advisors. The 2018 Plan allows for up to 5,726,035 shares of common stock to be issued with respect to awards granted.

Stock Options

As of March 31, 2019, there was $2,060 of total unrecognized stock-based compensation related to nonvested stock options. The expense related to these stock options is expected to be recognized over a weighted-average period of 1.85 years.

Stock options outstanding, exercisable and available for grant at March 31, 2019, are summarized as follows:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	4,295,744	$3.76
Granted	362,601	4.69
Exercised	(92,500)	3.07
Forfeited or expired	(21,802)	3.11

Outstanding at March 31, 2019	4,544,043	$3.85	5.97	$9,818

Vested or expected to vest at March 31, 2019	4,177,875	$3.80	5.70	$9,218

Exercisable at March 31, 2019	1,736,680	$3.75	3.91	$3,927

Available for grant at March 31, 2019	4,327,788

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value of stock options for which the fair market value of the underlying common stock exceeded the respective stock option exercise price. Estimated forfeitures are based on the Company’s historical forfeiture activity. Compensation expense recognized for all option grants is net of estimated forfeitures and is recognized over the awards’ respective requisite service periods.

Other information concerning stock options are as follows:

	For the Three Months Ended March 31,
	2019	2018
Weighted average fair value of stock options granted	$1.98	$2.02
Aggregate intrinsic value of stock options exercised	140	89

The aggregate intrinsic value of stock options exercised in a period represents the pre-tax cumulative difference, for the stock options exercised during the period, between the fair market value of the underlying common stock and the stock option exercise prices.

Restricted Stock Awards

The value of restricted stock awards is determined by the market value of the Company’s common stock at the date of grant. For the three months ended March 31, 2019, restricted stock awards in the amount of 384,477 shares and 166,922 shares were granted to employees and non-employee directors, respectively. As of March 31, 2019, there was $4,079 of total unrecognized stock-based compensation related to unvested restricted stock awards. That expense is expected to be recognized on a straight-line basis over a weighted-average period of 1.92 years. The following table summarizes information about unvested restricted stock awards as of March 31, 2019:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2019	1,075,215	$4.29
Granted	551,399	4.77
Vested	(157,196)	4.18
Forfeited	—	—

Unvested at March 31, 2019	1,469,418	$4.50

Restricted Stock Units

The value of restricted stock units is based on a probability weighted model. For the three months ended March 31, 2019, restricted stock units in the amount of 212,514 shares were granted to employees. As of March 31, 2019, there was $1,222 of total unrecognized stock-based compensation related to unvested restricted stock units. That expense is expected to be recognized on a straight-line basis over a weighted-average period of 2.75 years. The following table summarizes information about unvested restricted stock units as of March 31, 2019:

	Number of Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2019	—	$—
Granted	212,514	7.41
Vested	—	—
Forfeited	—	—

Unvested at March 31, 2019	212,514	$7.41

For the three months ended March 31, 2019 and 2018, the Company recognized stock-based compensation as follows:

	For the Three Months Ended March 31,
	2019	2018
Stock-based compensation:
Costs of processing and distribution	$36	$33
Marketing, general and administrative	1,112	1,232
Research and development	15	15

Total	$1,163	$1,280

8.	Net Income Per Common Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted net income per common share is presented below:

	For the Three Months Ended March 31,
	2019	2018
Basic shares	65,675,203	63,150,009
Effect of dilutive securities:
Stock options	—	—

Diluted shares	65,675,203	63,150,009

For the three months ended March 31, 2019 and 2018, approximately 1,422,304 and 3,341,996, respectively, of issued stock options were not included in the computation of diluted net loss per common share because they were anti-dilutive because their exercise price exceeded the market price. For the three months ended March 31, 2019 and 2018, options to purchase 806,802 and 577,046, respectively, shares of common stock were not included in the computation of diluted loss per share because dilutive shares are not factored into this calculation when a net loss is reported.

For the three months ended March 31, 2019 and 2018, 50,000 shares of convertible preferred stock and accrued but unpaid dividends were anti-dilutive on an as if-converted basis and were not included in the computation of diluted net loss per common share.

9.	Inventories

Inventories by stage of completion are as follows:

	March 31, 2019	December 31, 2018
Unprocessed tissue, raw materials and supplies	$24,462	$24,211
Tissue and work in process	30,943	31,796
Implantable tissue and finished goods	58,960	51,464

	$114,365	$107,471

For the three months ended March 31, 2019 and 2018, the Company had inventory write-downs of $1,530 and $2,641, respectively, relating primarily to product obsolescence. Included in the three months ended March 31, 2018, are $1,023 of product obsolescence related to the rationalization of our international distribution infrastructure.

10.	Prepaid and Other Current Assets

Prepaid and Other Current Assets are as follows:

	March 31, 2019	December 31, 2018
Income tax receivable	$3,895	$3,920
Prepaid expenses	5,435	4,127
Other	530	744

	$9,860	$8,791

11.	Property, Plant and Equipment

Property, plant and equipment are as follows:

	March 31, 2019	December 31, 2018
Land	$2,020	$2,020
Buildings and improvements	58,093	58,093
Processing equipment	44,077	42,599
Surgical instruments	24,822	24,070
Office equipment, furniture and fixtures	1,923	1,877
Computer equipment and software	19,088	18,873
Construction in process	10,176	8,934

	160,199	156,466
Less accumulated depreciation	(80,964)	(78,512)

	$79,235	$77,954

For the three months ended March 31, 2019 and 2018, the Company had depreciation expense in connection with property, plant and equipment of $2,739 and $2,623, respectively.

12.	Goodwill

Goodwill acquired during the three months ended March 31, 2019, includes the excess of the Paradigm purchase price over the sum of the amounts assigned to assets acquired less liabilities assumed.

	March 31, 2019	December 31, 2018
Balance at January 1	$59,798	$46,242
Goodwill acquired related to Zyga acquisition	—	13,556
Goodwill acquired related to Paradigm acquisition	248,547	—

Balance at end of period	$308,345	$59,798

13.	Other Intangible Assets

Other intangible assets are as follows:

	March 31, 2019		December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Patents	$16,172	$4,478	$16,092	$4,194
Acquired licensing rights	6,910	1,729	11,852	6,468
Marketing and procurement and other intangible assets	20,197	11,560	20,356	11,279

Total	$43,279	$17,767	$48,300	$21,941

For the three months ended March 31, 2019 and 2018, the Company had amortization expense of other intangible assets of $957 and $961, respectively.

At March 31, 2019, management’s estimates of future amortization expense for the next five years are as follows:

Amortization Expense
2019 (remaining)	$3,150
2020	4,100
2021	4,100
2022	4,100
2023	1,800
2024	1,800

14.	Accrued Expenses

Accrued expenses are as follows:

	March 31, 2019	December 31, 2018
Accrued compensation	$4,633	$8,678
Accrued severance and restructuring costs	802	931
Accrued executive transition costs	—	43
Accrued distributor commissions	4,030	3,907
Accrued donor recovery fees	5,382	4,088
Other	10,145	7,036

	$24,992	$24,683

15.	Short and Long-Term Obligations

Short and long-term obligations are as follows:

	March 31, 2019	December 31, 2018
Ares Term loan	$100,000	$—
JPM facility	65,000	50,000
Less unamortized debt issuance costs	(1,385)	(927)

Total	163,615	49,073
Less current portion	—	—

Long-term portion	$163,615	$49,073

On June 5, 2018, the Company, along with its wholly-owned subsidiary, Pioneer Surgical, entered into a Credit Agreement (the “2018 Credit Agreement”), as borrowers, with JP Morgan Chase Bank, N.A., as lender (together with the various financial institutions as in the future may become parties thereto, the “JPM Lenders”) and as administrative agent for the JPM Lenders. The 2018 Credit Agreement provides for a revolving credit facility in the aggregate principal amount of up to $100,000 (the “JPM Facility”) (subsequently reduced to $75,000, as described below). The Company and Pioneer Surgical will be able to, at their option, and subject to customary conditions and JPM Lender approval, request an increase to the JPM Facility in an amount not to exceed $50,000.

The JPM Facility is guaranteed by the Company’s domestic subsidiaries and is secured by: (i) substantially all of the assets of the Company and Pioneer Surgical; (ii) substantially all of the assets of each of the Company’s domestic subsidiaries; and (iii) 65% of the stock of the Company’s foreign subsidiaries.

The initial borrowings made under the 2018 Credit Agreement will bear interest at a rate per annum equal to the monthly REVLIBOR30 Rate (“CBFR Loans”) plus an adjustable margin of up to 2.00% (the “CBFR Rate”). The Company may elect to convert the interest rate for the initial borrowings to a rate per annum equal to the adjusted LIBO Rate (“Eurodollar Loans”) plus an adjustable margin of up to 2.00% (the “JPM Eurodollar Rate”). For all subsequent borrowings, the Company may elect to apply either the CBFR Rate or JPM Eurodollar Rate. The applicable margin is subject to adjustment after the end of each fiscal quarter, based upon the Company’s average quarterly availability. The maturity date of the JPM Facility is June 5, 2023. The Company may make optional prepayments on the JPM Facility without penalty. The Company paid certain customary closing costs and bank fees upon entering into the 2018 Credit Agreement.

The Company is subject to certain affirmative and negative covenants, including (but not limited to), covenants limiting the Company’s ability to: incur certain additional indebtedness; create certain liens; enter into sale and leaseback transactions; and consolidate or merge with, or convey, transfer or lease all or substantially all of its assets to another person. The Company is required to maintain a minimum fixed charge coverage ratio of at least 1.00:1.00 (the “JPM Required Minimum Fixed Charge Coverage Ratio”) during either of the following periods (each, a “JPM Covenant Testing Period”): (i) a period beginning on a date that a default has occurred and is continuing under the loan documents entered into by the Company in conjunction with the 2018 Credit Agreement through the first date on which no default has occurred and is continuing; or (ii) a period beginning on a date that availability under the JPM Facility is less than the specified covenant testing threshold and continuing until availability under the JPM Facility is greater than or equal to the specified covenant testing threshold for thirty (30) consecutive days. The JPM Required Minimum Fixed Charge Coverage Ratio is measured on the last day of each calendar month during the JPM Covenant Testing Period (each a “JPM Calculation Date”), and is calculated using the minimum fixed charge coverage ratio for the twelve (12) consecutive months ending on each JPM Calculation Date. The amounts owed under the 2018 Credit Agreement may be accelerated upon the occurrence of certain events of default customary for facilities for similarly rated borrowers.

First Amendment to Credit Agreement and Joinder Agreement

On March 8, 2019, the Company entered into a First Amendment to Credit Agreement and Joinder Agreement dated as of March 8, 2019 (the “2019 First Amendment”), among the Company, Legacy RTI, as a borrower, Pioneer Surgical, as a borrower, the other loan parties thereto as guarantors, JP Morgan Chase Bank, N.A., as lender (together with the various financial institutions as in the future may become parties thereto) and as administrative agent for the JPM Lenders. The 2019 First Amendment amended the 2018 Credit Agreement by: (i) reducing the aggregate revolving commitments available to Legacy RTI and Pioneer Surgical from $100,000 to $75,000; (ii) joining the Company and Paradigm, and its domestic subsidiaries as guarantors and loan parties to the 2018 Credit Agreement; (iii) permitting the Ares Term Loan (as defined below); and (iv) making certain other changes to the 2018 Credit Agreement consistent with the foregoing including pro rata reductions to certain thresholds that were based on the aggregate commitments under the 2018 Credit Agreement.

At March 31, 2019, the interest rate for the JPM Facility was 4.24%. As of March 31, 2019, there was $65,000 outstanding on the JPM Facility and total remaining available credit on the JPM Facility was $10,000. The Company’s ability to access the JPM Facility is subject to and can be limited by the Company’s compliance with the Company’s financial and other covenants. The Company was in compliance with the financial covenants related to the JPM Facility as of March 31, 2019.

Second Lien Credit Agreement and Term Loan

On March 8, 2019, Legacy RTI entered into a Second Lien Credit Agreement dated as of March 8, 2019 (the “2019 Credit Agreement”), among Legacy RTI, as a borrower, the other loan parties thereto as guarantors (together with Legacy RTI, the “Ares Loan Parties”), Ares Capital Corporation, as lender (together with the various financial institutions as in the future may become parties thereto, the “Ares Lenders”) and as administrative agent for the Ares Lenders. The 2019 Credit Agreement provides for a term loan in the principal amount of up to $100,000 (the “Ares Term Loan”). The Ares Term Loan was advanced in a single borrowing on March 8, 2019.

The Ares Term Loan is guaranteed by the Company and each of the Company’s domestic subsidiaries and is secured by: (i) substantially all of the assets of Legacy RTI; (ii) substantially all of the assets of the Company; (iii) substantially all of the assets of the Company’s domestic subsidiaries; and (iv) 65% of the stock of the Company’s foreign subsidiaries.

The Ares Term Loan will bear interest at a rate per annum equal to, at the option of Legacy RTI: (i) the monthly Base Rate plus an adjustable margin of up to 7.50% (the “Base Rate”); or (ii) the LIBOR plus an adjustable margin of up to 8.50% (the “Ares Eurodollar Rate”). Subject to customary notices, Legacy RTI may elect to convert the Ares Term Loan from Base Rate to Ares Eurodollar Rate or from Ares Eurodollar Rate to Base Rate. The applicable margin is subject to adjustment after the end of each fiscal quarter, based upon the Ares Loan Parties’ total net leverage ratio. At any time during the period commencing on March 8, 2019 and ending on March 8, 2021, if the Ares Loan Parties’ total net leverage ratio is greater than 4.50:1.00, Legacy RTI shall have the option (the “PIK Option”) to elect to pay 50% of the interest that will accrue in the subsequent quarterly period in kind by capitalizing it and adding such amount to the principal balance of the Ares Term Loan. If Legacy RTI exercises the PIK Option, the adjustable margin applicable to the Ares Term Loan shall be increased by 0.75%.

The maturity date of the Ares Term Loan is December 5, 2023. Legacy RTI may make optional prepayments on the Ares Term Loan, provided that any such optional prepayments made on or prior to March 8, 2022, shall be subject to a make whole premium or a prepayment price, as the case may be. Legacy RTI is required to make mandatory prepayments of the Ares Term Loan based on excess cash flow and the Ares Loan Parties’ total net leverage ratio, upon the incurrence of certain indebtedness not otherwise permitted under the 2019 Credit Agreement, upon consummation of certain dispositions, and upon the receipt of certain proceeds of casualty events. Legacy RTI was required to pay certain customary closing costs and bank fees upon entering into the 2019 Credit Agreement.

Legacy RTI is subject to certain affirmative and negative covenants, including (but not limited to), covenants limiting Legacy RTI’s ability to: incur certain additional indebtedness; create certain liens; enter into sale and leaseback transactions; and consolidate or merge with, or convey, transfer or lease all or substantially all of its assets to another person. During any period beginning on a date that either: (i) a default has occurred and is continuing under the loan documents entered into by Legacy RTI in conjunction with the Credit Agreement (the “Ares Loan Documents”); or (ii) availability under the Ares Term Loan is less than the specified covenant testing threshold, and continuing until either (a) no default has occurred and is continuing under the Ares Loan Documents or (b) availability under the Ares Term Loan is greater than or equal to the specified covenant testing threshold for thirty (30) consecutive days, respectively, (the “Ares Covenant Testing Period”) Legacy RTI is required to maintain a minimum fixed charge coverage ratio of at least 0.91:1.00 (the “Ares Required Minimum Fixed Charge Coverage Ratio”). The Ares Required Minimum Fixed Charge Coverage Ratio is measured on the last day of each calendar month during the Ares Covenant Testing Period (each a “Ares Calculation Date”), and is calculated using the minimum fixed charge coverage ratio for the twelve (12) consecutive months ending on each Ares Calculation Date. The Ares Loan Parties are required to maintain an initial total net leverage ratio of 9.00:1.00, which ratio steps down each fiscal quarter of Legacy RTI resulting in a requirement that the Ares Loan Parties maintain a total net leverage ratio of 3.50:1.00 for the fiscal quarter ending June 30, 2021, and each fiscal quarter ending thereafter.

The amounts owed under the 2019 Credit Agreement may be accelerated upon the occurrence of certain events of default customary for facilities for similarly rated borrowers.

At March 31, 2019, the interest rate for the Ares Term Loan was 11.24%. The Company was in compliance with the financial covenants related to the Ares Term Loan as of March 31, 2019.

For the three months ended March 31, 2019 and 2018, interest expense associated with the amortization of debt issuance costs was $283 and $58, respectively. Included in the three months ended March 31, 2019, was $219 of accelerated amortization of debt issuance costs associated with the modification of the 2018 Credit Agreement. For the three months ended March 31, 2019, the Company incurred total debt issuance cost of $729.

16.	Other long-term liabilities

Other long-term liabilities are as follows:

	March 31, 2019	December 31, 2018
Acquisition contingencies	$99,962	$4,986
Other	3,065	633

	$103,027	$5,619

Acquisition contingencies represent the Company’s fair value estimate of the Zyga acquisition clinical milestone and revenue earnout contingencies of $4,986 and the Company’s preliminary fair value estimate of the Paradigm acquisition revenue earnout contingency of $94,976.

17.	Income Taxes

The Company expects its deferred tax assets of $16,778, net of the valuation allowance at March 31, 2019 of $3,189, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

The Company evaluates the need for deferred tax asset valuation allowances based on a more likely than not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction.

The assessment regarding whether a valuation allowance is required or should be adjusted also considers all available positive and negative evidence. It is difficult to conclude a valuation allowance is not required when there is significant objective and verifiable negative evidence, such as cumulative losses in recent years. The Company utilizes a rolling three-years of actual results as the primary measure of cumulative losses in recent years.

On a rolling three-years, the Company’s consolidated U.S. operations are in a cumulative income position. However, one U.S. entity is in a three-year cumulative loss position. The Company has established a valuation allowance on its separate state deferred tax assets.

The Company’s foreign operations are in a three-year cumulative loss position. Future taxable income exclusive of reversing temporary differences and carryforwards is one source of taxable income that may be available under the tax law to realize a tax benefit for deductible temporary differences and carryforwards. Beginning in 2017, the Company began a restructuring plan, which was finalized in 2018. The efforts under this plan have led the Company to achieve operational improvements and a reduction in complexities which has contributed to current year and projected future earnings within its foreign subsidiary. The Company considers the current year and projected future earnings to be objectively verifiable evidence which will allow the Company to fully utilize its foreign deferred tax assets. The Company believes this positive evidence outweighs the negative evidence of its foreign subsidiaries’ cumulative three-year loss position. As a result, no valuation allowances have been established against its foreign subsidiaries’ deferred tax assets.

The Company will continue to regularly assess the realizability of our deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause the Company to adjust its valuation allowance, which would impact the Company’s income tax expense in the period the Company determines that these factors have changed.

18.	Preferred Stock

On June 12, 2013, the Company and WSHP Biologics Holdings, LLC, an affiliate of Water Street Healthcare Partners, a leading healthcare-focused private equity firm (“Water Street”), entered into an investment agreement. Pursuant to the terms of the investment agreement, the Company issued $50,000 of convertible preferred equity to Water Street in a private placement which closed on July 16, 2013, with preferred stock issuance costs of $1,290. Before July 16, 2018, the preferred stock accrued dividends at a rate of 6% per annum. Dividends that were not paid in cash in any quarter accrued on each outstanding share of preferred stock during such three-month period and accumulated.

On August 1, 2018, the Company and Water Street, a related party, entered into an Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock of RTI Surgical, Inc. (the “Amended and Restated Certificate of Designation”). Pursuant to the Amended and Restated Certificate of Designation: (1) dividends on the Series A Preferred Stock will not accrue after July 16, 2018 (in the event of a default by the Company, dividends will begin accruing and will continue to accrue until the default is cured); (2) the Company may not force a redemption of the Series A Preferred Stock prior to July 16, 2020; and (3) the holders of the Series A Preferred Stock may not convert the Series A Preferred Stock into common stock prior to July 16, 2021 (with certain exceptions). The Company evaluated and concluded on a qualitative basis the amendment qualifies as modification accounting to the preferred shares, which did not result in a change in the valuation of the shares.

Preferred stock is as follows:

	Preferred Stock Liquidation Value	Preferred Stock Issuance Costs	Net Total
Balance at January 1, 2019	$66,519	$(293)	$66,226
Accrued dividend payable	—	—	—
Amortization of preferred stock issuance costs	—	46	46

Balance at March 31, 2019	$66,519	$(247)	$66,272

19.	Severance and Restructuring Costs

The Company recorded severance and restructuring costs related to the reduction of our organizational structure which resulted in $2,280 of expenses for the year ended December 31, 2018. The total severance and restructuring costs are expected to be paid in full by the fourth quarter of 2019. Severance and restructuring payments are made over periods ranging from one month to twelve months and are not expected to have a material impact on cash flows of the Company in any quarterly period. The following table includes a roll-forward of severance and restructuring costs included in accrued expenses, see Note 14.

Accrued severance and restructuring costs at January 1, 2019	$931
Severance and restructuring cash payments	(129)

Accrued severance and restructuring charges at March 31, 2019	$802

20.	Executive Transition Costs

The Company recorded Chief Executive Officer retirement and transition costs related to the retirement of our former Chief Executive Officer pursuant to the Executive Transition Agreement dated August 29, 2012 (as amended and extended to date), which resulted in $4,404 of expenses for the year ended December 31, 2016. The total Chief Executive Officer retirement and transition costs were paid in full in the first quarter of 2019. The following table includes a roll-forward of executive transition costs included in accrued expenses, see Note 14.

Accrued executive transition costs at January 1, 2019	$43
Cash payments	(43)

Accrued executive transition costs at March 31, 2019	$—

21.	Commitments and Contingencies

Agreement to Acquire Paradigm– On March 8, 2019, pursuant to the Master Transaction Agreement, the Company acquired Paradigm in a cash and stock transaction valued at up to $300,000, consisting of $150,000 on March 8, 2019, plus potential future milestone payments. Established in 2005, Paradigm’s primary product is the coflex® Interlaminar Stabilization® device, a differentiated and minimally invasive motion preserving stabilization implant that is FDA premarket approved for the treatment of moderate to severe lumbar spinal stenosis in conjunction with decompression.

Under the terms of the agreement, the Company paid $100,000 in cash and issued 10,729,614 shares of the Company’s common stock. The shares of Company common stock issued on March 8, 2019, were valued based on the volume weighted average closing trading price for the five trading days prior to the date of execution of the definitive agreement, representing $50,000 of value. In addition, the Company may be required to pay up to an additional $150,000 in a combination of cash and Company common stock based on a revenue earnout consideration. Based on a probability weighted model, the Company estimates a preliminary contingent liability related to the revenue based earnout of $94,976. The Company has not completed its preliminary purchase price allocation.

Acquisition of Zyga – On January 4, 2018, the Company acquired Zyga, a leading spine-focused medical device company that develops and produces innovative minimally invasive devices to treat underserved conditions of the lumbar spine. Zyga’s primary product is the SImmetry® Sacroiliac Joint Fusion System. Under the terms of the merger agreement dated January 4, 2018, the Company acquired Zyga for $21,000 in consideration paid at closing (consisting of borrowings of $18,000 on its revolving credit facility and $3,000 cash on hand), $1,000 contingent upon the successful achievement of a clinical milestone, and a revenue based earnout consideration of up to an additional $35,000. Based on a probability weighted model, the Company estimates a contingent liability related to the clinical milestone and revenue based earnout of $4,986.

Distribution Agreement with Medtronic – On October 12, 2013, the Company entered into a replacement distribution agreement with Medtronic, plc. (“Medtronic”), as amended January 1, 2019, pursuant to which Medtronic will distribute certain allograft implants for use in spinal, general orthopedic and trauma surgery. Under the terms of this distribution agreement, Medtronic is a non-exclusive distributor except for certain specified implants for which Medtronic is the exclusive distributor. Medtronic will maintain its exclusivity with respect to these specified implants unless the cumulative fees received by the Company from Medtronic for these specified implants decline by a certain amount during any trailing 12-month period. The initial term of this distribution agreement was to have been through December 31, 2017. The term automatically renews for successive five-year periods, unless either party provides written notice of its intent not to renew at least one year prior to the expiration of the applicable renewal period.    The distribution agreement will continue at least through December 31, 2022.

Distribution Agreement with Zimmer Dental Inc. - On September 3, 2010, the Company entered into an exclusive distribution agreement with Zimmer Dental, Inc. (“Zimmer Dental”), a subsidiary of Zimmer, with an effective date of September 30, 2010, as amended from time to time. The Agreement was assigned to Biomet 3i, LLC (“Biomet”), an affiliate of Zimmer Dental, on January 1, 2016. The Agreement has an initial term of ten years. Under the terms of this distribution agreement, the Company agreed to supply sterilized allograft and xenograft implants at an agreed upon transfer price, and Biomet agreed to be the exclusive distributor of the implants for dental and oral applications worldwide (except Ukraine), subject to certain Company obligations under an existing distribution agreement with a third party with respect to certain implants for the dental market. In consideration for Biomet’s exclusive distribution rights, Biomet agreed to the following: 1) payment to the Company of $13,000 within ten days of the effective date (the “Upfront Payment”); 2) annual exclusivity fees (“Annual Exclusivity Fees”) paid annually as long as Biomet maintains exclusivity for the term of the contract to be paid at the beginning of each calendar year; and 3) annual purchase minimums to maintain exclusivity. Upon occurrence of an event that materially and adversely affects Biomet’s ability to distribute the implants, Biomet may be entitled to certain refund rights with respect to the then current Annual Exclusivity Fee, where such refund would be in an amount limited by a formula specified in this agreement that is based substantially on the occurrence’s effect on Biomet’s revenues. The Upfront Payment, the Annual Exclusivity Fees and the fees associated with distributions of processed tissue are considered to be a single performance obligation. Accordingly, the Upfront Payment and the Annual Exclusivity Fees are deferred as received and are being recognized as other revenues over the term of this distribution agreement based on the expected contractual annual purchase minimums relative to the total contractual minimum purchase requirements in this distribution agreement. Additionally, the Company considered the potential impact of this distribution agreement’s contractual refund provisions and does not expect these provisions to impact future expected revenue related to this distribution agreement.

Distribution Agreement with Davol - On July 13, 2009, the Company and Davol amended their previous distribution agreement with TMI for human dermis implants. Under the amended agreement: 1) Davol paid the Company $8,000 in non-refundable fees for exclusive distribution rights for the distribution to the breast reconstruction market until July 13, 2019; 2) the exclusive worldwide distribution agreement related to the hernia market was extended to July 13, 2019; and 3) Davol agreed to pay the Company certain additional exclusive distribution rights fees contingent upon the achievement of certain revenue milestones by Davol during the duration of the contract. In the fourth quarter of 2010, Davol paid the first revenue milestone payment of $3,500. The non-refundable fees and the fees associated with distributions of processed tissue are considered to be a single performance obligation. Accordingly, the $8,000 and $3,500 exclusivity payments were deferred and were being recognized as other revenues on a straight-line basis over the initial term of the amended contract of ten years, and the remaining term of the amended contract, respectively. Davol did not achieve certain revenue growth milestones which resulted in Davol relinquishing its exclusive distribution rights in the hernia market effective January 1, 2013, and in the breast reconstruction market effective January 1, 2015. As a result, the Company recognized additional deferred revenue as other revenues during the three months ended March 31, 2013 and 2015, of $1,715 and $1,500, respectively, due to the acceleration of deferred revenue recognition relating to Davol relinquishing its exclusive distribution rights in the hernia and the breast reconstruction markets. The remaining balance is being recognized as other revenues on a straight-line basis over the remaining term of the amended contract.

The Company’s aforementioned revenue recognition methods related to the Zimmer and Davol distribution agreements do not result in the deferral of revenue less than amounts that would be refundable in the event the agreements were to be terminated in future periods. Additionally, the Company evaluates the appropriateness of the aforementioned revenue recognition methods on an ongoing basis.

22.	Legal Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of March 31, 2019, will have a material adverse impact on its financial position or results of operations.

Coloplast — The Company is presently named as co-defendant along with other companies in a small percentage of the transvaginal surgical mesh (“TSM”) mass tort claims being brought in various state and federal courts. The TSM litigation has as its catalyst various Public Health Notifications issued by the FDA with respect to the placement of certain TSM implants that were the subject of 510k regulatory clearance prior to their distribution. The Company does not process or otherwise manufacture for distribution in the U.S. any implants that were the subject of these FDA Public Health Notifications. The Company denies any allegations against it and intends to continue to vigorously defend itself.

In addition to claims made directly against the Company, Coloplast, a distributor of TSM’s and certain allografts processed and private labeled for them under a contract with the Company, has also been named as a defendant in individual TSM cases in various federal and state courts. Coloplast requested that the Company indemnify or defend Coloplast in those claims which allege injuries caused by the Company’s allograft implants, and on April 24, 2014, Coloplast sued RTI Surgical, Inc. in the Fourth Judicial District of Minnesota for declaratory relief and breach of contract. On December 11, 2014, Coloplast entered into a settlement agreement with RTI Surgical, Inc. and Tutogen Medical, Inc. (the “Company Parties”) resulting in dismissal of the case. Under the terms of the settlement agreement, the Company Parties are responsible for the defense and indemnification of two categories of present and future claims: (1) tissue only (where Coloplast is solely the distributor of Company processed allograft tissue and no Coloplast-manufactured or distributed synthetic mesh is identified) (“Tissue Only Claims”), and (2) tissue plus non-Coloplast synthetic mesh (“Tissue-Non-Coloplast Claims”) (the Tissue Only Claims and the Tissue-Non-Coloplast Claims being collectively referred to as “Indemnified Claims”). As of March 31, 2019, there are a cumulative total of 1,148 Indemnified Claims for which the Company Parties are providing defense and indemnification. The defense and indemnification of these cases are covered under the Company’s insurance policy subject to a reservation of rights by the insurer.

Based on the current information available to the Company, the impact that current or any future TSM litigation may have on the Company cannot be reasonably estimated.

LifeNet — On June 27, 2018, LifeNet Health, Inc. (“LifeNet”) filed a patent infringement lawsuit in the United States District Court for the Middle District of Florida (since moved to the Northern District of Florida) claiming infringement of five of its patents by the Company. The suit requests damages, enhanced damages, reimbursement of costs and expenses, reasonable attorney fees, and an injunction. The asserted patents are now expired. On April 7, 2019, the Court granted the Company’s request to stay the lawsuit pending the U.S. Patent Trial and Appeal Board’s (PTAB) decision, expected in the third quarter, whether to institute review of the patentability of LifeNet’s patents. The Company believes the suit is without merit and will vigorously defend its position.

The Company’s accounting policy is to accrue for legal costs as they are incurred.

23.	Regulatory Actions

During the third quarter of 2018, the Company decided to stop procurement, manufacturing and distributing its map3® implants effective October 31, 2018. The map3® product has been either sold or destroyed and is off the market. In April 2019, the Company received a letter from the FDA indicating that no further corrective actions are necessary with respect to its previously issued Warning Letter in connection with the map3® product.

24.	Segment Data

The Company distributes human tissue, bovine and porcine animal tissue, metal and synthetic implants through various distribution channels. The Company operates in one reportable segment composed of four franchises: spine; sports; OEM and international. Discrete financial information is not available for these four franchises.

The following table presents revenues from these four franchises for the three months ended March 31, 2019:

	For the Three Months Ended March 31,
	2019	2018
Revenues:
Spine	$20,005	$19,263
Sports	13,779	13,435
OEM	28,991	30,120
International	6,966	7,072

Total revenues	$69,741	$69,890

The following table presents percentage of total revenues derived from the Company’s largest distributors:

	For the Three Months Ended March 31,
	2019	2018
Percent of revenues derived from:
Distributor
Zimmer Biomet Holdings, Inc.	21%	21%
Medtronic, PLC	8%	8%
DePuy Synthes	4%	5%

The following table presents property, plant and equipment - net by significant geographic location:

	March 31, 2019	December 31, 2018
Property, plant and equipment - net:
Domestic	$73,228	$72,501
International	6,007	5,453

Total	$79,235	$77,954

25.	Subsequent Events

The Company evaluated subsequent events as of the issuance date of the condensed consolidated financial statements as defined by ASC 855 Subsequent Events, and identified no subsequent events that require adjustment to, or disclosure of, in these condensed consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Relating to Forward Looking Statements

Information contained in this filing contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “requires,” “hopes,” “assumes” or comparable terminology, or by discussions of strategy. There can be no assurance that the future results covered by these forward-looking statements will be achieved. Some of the matters described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2018, or in subsequent Quarterly Reports on Form 10-Q (including this one), constitute cautionary statements which identify some of the factors regarding these forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in these forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Management Overview

RTI Surgical Holdings, Inc. is a global surgical implant company that designs, develops, manufactures and distributes biologic, metal and synthetic implants. Our implants are used in orthopedic, spine, sports medicine, general surgery, trauma and other surgical procedures to repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. We manufacture metal and synthetic implants and process donated human musculoskeletal and other tissue and bovine and porcine animal tissue in producing allograft and xenograft implants using our proprietary BIOCLEANSE®, TUTOPLAST® and CANCELLE® SP sterilization processes. We process tissue at our facilities in Alachua, Florida and Neunkirchen, Germany and manufacture metal and synthetic implants in Marquette, Michigan and Greenville, North Carolina, and we have a distribution and research center in Wurmlingen, Germany. We are accredited in the U.S. by the American Association of Tissue Banks and we are a member of AdvaMed. Our implants are distributed directly to hospitals throughout the U.S. and in more than 40 countries worldwide with the support of both employee and third-party representatives as well as through larger purchasing companies. We were founded in 1997 and are headquartered in Deerfield, Illinois.

Domestic distributions and services accounted for 90% of total revenues in the first three months of 2019. Most of our implants are distributed directly to healthcare providers, hospitals and other healthcare facilities through a direct sales force and through various original equipment manufacturer (“OEM”) relationships.

International distributions and services accounted for 10% of total revenues in the first three months of 2019. Our implants are distributed in over 40 countries through a direct sales force in Germany and through stocking distributors in the rest of the world outside of Germany and the U.S.

We continue to implement a focused strategy to expand our spine and OEM operations and create long-term, profitable growth for the company. The core components of our strategy are:

•	Reduce Complexity. We are working to reduce complexity in our organization by divesting non-core assets and investing in core competencies.

•	Drive Operational Excellence. We are working to optimize material cost and drive operational efficiency to reduce other direct costs by pursuing world class manufacturing.

•

Accelerate Growth. We are investing in innovative, niche high growth product categories leveraging core competency in the spine market; utilizing core technologies to expand OEM relationships and drive organic growth; and building relevant scale in our spinal portfolio to improve importance to the consolidating healthcare market driven by integrated delivery networks and group purchasing organizations.

In line with our strategy, on March 8, 2019, we acquired Paradigm Spine, LLC (“Paradigm”), a leader in motion preservation and non-fusion spinal implant technology. Paradigm’s primary product is the coflex® Interlaminar Stabilization® device. Under the terms of the master transaction agreement dated March 8, 2019, we acquired Paradigm for $150.0 million in consideration paid at closing consisting of new debt financing of $100.0 million and $50.0 million of issued securities. In addition to the cash consideration amount and the stock consideration amount, we may be required to make further cash payments or issue additional shares of our common stock to Paradigm in an amount up to $50.0 million of shares of our common stock and an additional $100.0 million of cash and/or our common stock, in each case, if certain revenue targets are achieved between closing and December 31, 2022.

We believe this is a significant step toward focusing our business and advancing our efforts to generate predictable and sustainable operating results through disciplined execution and building scale to extend distribution of our products in those areas that offer the greatest opportunities to benefit our patients and shareholders.

We continue to maintain our commitment to research and development and the introduction of new strategically targeted allograft, xenograft, metal and synthetic implants as well as focused clinical efforts to support their acceptance in the marketplace. In addition, we consider strategic acquisitions from time to time for new implants and technologies intended to augment our existing implant offerings, as well as strategic dispositions from time to time in response to market trends or industry developments.

Critical Accounting Policies

There have been no significant changes to our critical accounting policies from those disclosed in our 2018 Annual Report on Form 10-K.

Results of Operations

Consolidated Financial Results

The following table reflects revenues for the three months ended March 31, 2019, respectively.

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Revenues:
Spine	$20,005	$19,263
Sports	13,779	13,435
OEM	28,991	30,120
International	6,966	7,072

Total revenues	$69,741	$69,890

Three Months Ended March 31, 2019, Compared With Three Months Ended March 31, 2018

Total Revenues – Our total revenues decreased $149,000, or 0.2%, to $69.7 million for the three months ended March 31, 2019, compared to $69.9 million for the three months ended March 31, 2018, due to the suspension of the map3® implant and timing of delivery to certain OEM distributors, primarily in the dental market, partially offset by increased distributions of our legacy spine hardware implants and due to the introduction of our coflex® Interlaminar Stabilization® implants, acquired through the acquisition of Paradigm.

Spine – Revenues from spine implants increased $742,000, or 3.9%, to $20.0 million for the three months ended March 31, 2019, compared to $19.3 million for the three months ended March 31, 2018. Spine revenues increased primarily as a result of increased distributions of our legacy spine hardware implants and due to the introduction of our coflex® Interlaminar Stabilization® implants, partially offset by the suspension of the map3® implant.

Sports – Revenues from sports allografts increased $344,000, or 2.6%, to $13.8 million for the three months ended March 31, 2019, compared to $13.4 million for the three months ended March 31, 2018. Sports revenues increased primarily as a result of increased distributions of our dermis based implants.

OEM - Revenues from OEM decreased $1.1 million, or 3.7%, to $29.0 million for the three months ended March 31, 2019, compared to $30.1 million for the three months ended March 31, 2018. OEM revenues decreased primarily due to timing of delivery to certain OEM distributors, primarily in the dental market.

International – Revenues from international include distributions from our foreign affiliates as well as domestic export revenues. International revenues of $7.0 million for the three months ended March 31, 2019, were comparable to the three months ended March 31, 2018.

Costs of Processing and Distribution – Costs of processing and distribution decreased $4.5 million, or 12.3%, to $31.7 million for the three months ended March 31, 2019, compared to $36.2 million for the three months ended March 31, 2018. Costs of processing and distribution decreased primarily as a result of our strategic initiative to optimize material cost and drive operational efficiency. Costs of processing and distribution decreased as a percentage of revenues from 51.8% for the three months ended March 31, 2018, to 45.5% for the three months ended March 31, 2019. For the three months ended March 31, 2018, costs of processing and distribution included an inventory charge of $1.0 million from the write-off of inventory related to our international restructuring and a $206,000 charge related to the purchase accounting step-up of Zyga inventory.

Marketing, General and Administrative Expenses – Marketing, general and administrative expenses increased $3.5 million, or 12.3%, to $31.9 million for the three months ended March 31, 2019, from $28.4 million for the three months ended March 31, 2018. The increase was primarily due to increased legal cost related to patent litigation and the Paradigm acquisition resulting in incremental headcount and marketing and administrative related expenses. Marketing, general and administrative expenses increased as a percentage of revenues from 40.6% for the three months ended March 31, 2018, to 45.7% for the three months ended March 31, 2019.

Research and Development Expenses – Research and development expenses increased $915,000, or 26.7%, to $4.3 million for the three months ended March 31, 2019, from $3.4 million for the three months ended March 31, 2018. The increase in research and development was in support of our strategic initiative to accelerate growth resulting in increased investment in new product development and clinical studies. Research and development expenses increased as a percentage of revenues from 4.9% for the three months ended March 31, 2018, to 6.2% for the three months ended March 31, 2019.

Severance and Restructuring Costs – There were no severance and restructuring costs for the three months ended March 31, 2019, as compared to $884,000 of expenses for the three months ended March 31, 2018.

Acquisition and Integration Expenses – Acquisition and integration expenses related to the purchase of Paradigm resulted in $9.0 million of expenses for the three months ended March 31, 2019, as compared to $800,000 related to the purchase of Zyga for the three months ended March 31, 2018.

Total Net Other Expense – Total net other expense, which includes interest expense, interest income, and foreign exchange gain, increased $729,000, or 94.1%, to $1.5 million for the three months ended March 31, 2019, from $775,000 for the three months ended March 31, 2018. The increase in total net other expense is primarily due to higher interest expense as a result of new debt financing due to the purchase of Paradigm.

Income Tax Provision – Income tax provision for the three months ended March 31, 2019, was $396,000 compared to $249,000 for the three months ended March 31, 2018. Our effective tax rate for the three months ended March 31, 2019, was 4.6% compared to 34.8% for the three months ended March 31, 2018. Our effective tax rate for the three months ended March 31, 2019, was primarily impacted by non-deductible acquisition expenses related to the purchase of Paradigm.

Non-GAAP Financial Measures

We utilize certain financial measures that are not calculated based on Generally Accepted Accounting Principles (“GAAP”). Certain of these financial measures are considered “non-GAAP” financial measures within the meaning of Item 10 of Regulation S-K promulgated by the SEC. We believe that non-GAAP financial measures provide an additional way of viewing aspects of our operations that, when viewed with the GAAP results, provide a more complete understanding of our results of operations and the factors and trends affecting our business. These non-GAAP financial measures are also used by our management to evaluate financial results and to plan and forecast future periods. However, non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, the corresponding measures calculated in accordance with GAAP. Non-GAAP financial measures used by us may differ from the non-GAAP measures used by other companies, including our competitors.

To supplement our consolidated financial statements presented on a GAAP basis, we disclose non-GAAP net income applicable to common shares adjusted for certain amounts. The calculation of the tax effect on the adjustments between GAAP net loss applicable to common shares and non-GAAP net income applicable to common shares is based upon our estimated annual GAAP tax rate, adjusted to account for items excluded from GAAP net loss applicable to common shares in calculating non-GAAP net income applicable to common shares.

Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP measures are included in the reconciliation below:

	For the Three Months Ended March 31,
	2019	2018
	(In thousands)
Net loss applicable to common shares, as reported	$(9,087)	$(1,931)
Severance and restructuring costs	—	884
Acquisition and integration expenses	8,957	800
Inventory write-off	—	1,023
Inventory purchase price adjustment	—	206
Tax effect on adjustments	617	(493)

Non-GAAP net income applicable to common shares, adjusted	$487	$489

The following are explanations of the adjustments that management excluded as part of the non-GAAP measures for the three ended March 31, 2019 and 2018. Management removes the amount of these costs including the tax effect on the adjustments from our operating results to supplement a comparison to our past operating performance.

Severance and restructuring costs – These costs relate to the reduction of our organizational structure, primarily driven by simplification of our international operating infrastructure, specifically our distribution model.

Acquisition and integration expenses – These costs relate to acquisition and integration expenses due to the purchase of Paradigm and Zyga in 2019 and 2018, respectively.

Inventory write-off – These costs relate to an inventory write-off due to the rationalization of our international distribution infrastructure.

Inventory purchase price adjustment – These costs relate to the purchase price effects of acquired Zyga inventory that was sold during the three months ended March 31, 2018.

Liquidity and Capital Resources

Our working capital at March 31, 2019, increased $13.1 million to $132.8 million from $119.7 million at December 31, 2018, primarily as a result of the purchase of Paradigm. We acquired Paradigm for $100.0 million in cash consideration paid at closing consisting of new debt financing of $100.0 million.

At March 31, 2019, we had 72 days of revenues outstanding in trade accounts receivable, an increase of 9 days compared to December 31, 2018. The increase is primarily driven by the longer period receivables remain outstanding for contracts with customers where inventory is exclusively built with no alternative use to us, and where revenue is recognized over time under ASC 606. While we previously recorded revenue and receivables at the time of shipment, they are now recorded over time. The customer, however, is only billed at the time of shipment.

At March 31, 2019, we had 306 days of inventory on hand, an increase of 27 days compared to December 31, 2018. The increase in inventory days is primarily due to the acquisition of Paradigm. We believe that our inventory levels will be adequate to support our on-going operations for the next twelve months.

We had $6.0 million of cash and cash equivalents at March 31, 2019. At March 31, 2019, our foreign subsidiaries held $2.9 million in cash. We intend to indefinitely reinvest the earnings of our foreign subsidiaries. If we were to repatriate indefinitely reinvested foreign funds, we would not be subject to additional U.S. federal income tax, however, we would be required to accrue and pay any applicable withholding tax and U.S. state income tax liabilities. We do not believe that this policy of indefinitely reinvesting the earnings of our foreign subsidiaries will have a material adverse effect on the business as a whole.

Our short and long-term obligations at March 31, 2019, increased $114.5 million to $163.6 million from $49.1 million at December 31, 2018. The increase in short and long-term obligations was primarily due to increased borrowing to finance the Paradigm acquisition.

On March 8, 2019, we acquired Paradigm, as discussed above under “Management Overview.”

On June 5, 2018, the Company, along with our wholly-owned subsidiary, Pioneer Surgical, Inc. (“Pioneer Surgical”), entered into a Credit Agreement (the “2018 Credit Agreement”), as borrowers, with JP Morgan Chase Bank, N.A., as lender (together with the various financial institutions as in the future may become parties thereto, the “JPM Lenders”) and as administrative agent for the JPM Lenders. The 2018 Credit Agreement provided for a revolving credit facility in the aggregate principal amount of up to $100.0 million (the “JPM Facility”) (subsequently reduced to $75.0 million, as described below). The Company and Pioneer Surgical will be able to, at their option, and subject to customary conditions and JPM Lender approval, request an increase to the Facility in an amount not to exceed $50.0 million.

The JPM Facility is guaranteed by the Company’s domestic subsidiaries and is secured by: (i) substantially all of the assets of the Company and Pioneer Surgical; (ii) substantially all of the assets of each of the Company’s domestic subsidiaries; and (iii) 65% of the stock of the Company’s foreign subsidiaries.

The initial borrowings made under the 2018 Credit Agreement will bear interest at a rate per annum equal to the monthly REVLIBOR30 Rate (“CBFR Loans”) plus an adjustable margin of up to 2.00% (the “CBFR Rate”). The Company may elect to convert the interest rate for the initial borrowings to a rate per annum equal to the adjusted LIBO Rate (“Eurodollar Loans”) plus an adjustable margin of up to 2.00% (the “JPM Eurodollar Rate”). For all subsequent borrowings, the Company may elect to apply either the CBFR Rate or JPM Eurodollar Rate. The applicable margin is subject to adjustment after the end of each fiscal quarter, based upon the Company’s average quarterly availability. The maturity date of the JPM Facility is June 5, 2023. The Company may make optional prepayments on the JPM Facility without penalty. The Company paid certain customary closing costs and bank fees upon entering into the 2018 Credit Agreement.

The Company is subject to certain affirmative and negative covenants, including (but not limited to), covenants limiting the Company’s ability to: incur certain additional indebtedness; create certain liens; enter into sale and leaseback transactions; and consolidate or merge with, or convey, transfer or lease all or substantially all of its assets to another person. The Company is required to maintain a minimum fixed charge coverage ratio of at least 1.00:1.00 (the “JPM Required Minimum Fixed Charge Coverage Ratio”) during either of the following periods (each, a “JPM Covenant Testing Period”): (i) a period beginning on a date that a default has occurred and is continuing under the loan documents entered into by the Company in conjunction with the 2018 Credit Agreement through the first date on which no default has occurred and is continuing; or (ii) a period beginning on a date that availability under the JPM Facility is less than the specified covenant testing threshold and continuing until availability under the JPM Facility is greater than or equal to the specified covenant testing threshold for thirty (30) consecutive days. The JPM Required Minimum Fixed Charge Coverage Ratio is measured on the last day of each calendar month during the JPM Covenant Testing Period (each a “JPM Calculation Date”), and is calculated using the minimum fixed charge coverage ratio for the twelve (12) consecutive months ending on each JPM Calculation Date. The amounts owed under the 2018 Credit Agreement may be accelerated upon the occurrence of certain events of default customary for facilities for similarly rated borrowers.

First Amendment to Credit Agreement and Joinder Agreement

On March 8, 2019, the Company entered into a First Amendment to Credit Agreement and Joinder Agreement dated as of March 8, 2019 (the “2019 First Amendment”), among the Company, Legacy RTI, as a borrower, Pioneer Surgical, a wholly-owned subsidiary of Legacy RTI, as a borrower, the other loan parties thereto as guarantors, JP Morgan Chase Bank, N.A., as lender (together with the various financial institutions as in the future may become parties thereto) and as administrative agent for the Lenders. The 2019 First Amendment amended the 2018 Credit Agreement by: (i) reducing the aggregate revolving commitments available to Legacy RTI and Pioneer Surgical from $100.0 million to $75.0 million; (ii) joining the Company and Paradigm, and its domestic subsidiaries as guarantors and loan parties to the 2018 Credit Agreement; (iii) permitting the Ares Term Loan (as defined below); and (iv) making certain other changes to the 2018 Credit Agreement consistent with the foregoing including pro rata reductions to certain thresholds that were based on the aggregate commitments under the 2018 Credit Agreement.

At March 31, 2019, the interest rate for the JPM Facility was 4.24%. As of March 31, 2019, there was $65.0 million outstanding on the Facility and total remaining available credit on the Facility was $10.0 million. The Company’s ability to access the JPM Facility is subject to and can be limited by the Company’s compliance with the Company’s financial and other covenants. The Company was in compliance with the financial covenants related to the JPM Facility as of March 31, 2019.

Second Lien Credit Agreement and Term Loan

On March 8, 2019, Legacy RTI entered into a Second Lien Credit Agreement dated as of March 8, 2019 (the “2019 Credit Agreement”), among Legacy RTI, as a borrower, the other loan parties thereto as guarantors (together with Legacy RTI, the “Ares Loan Parties”), Ares Capital Corporation, as lender (together with the various financial institutions as in the future may become parties thereto, the “Ares Lenders”) and as administrative agent for the Ares Lenders. The 2019 Credit Agreement provides for a term loan in the principal amount of up to $100.0 million (the “Ares Term Loan”). The Ares Term Loan was advanced in a single borrowing on March 8, 2019.

The Ares Term Loan is guaranteed by the Company and each of the Company’s domestic subsidiaries and is secured by: (i) substantially all of the assets of Legacy RTI; (ii) substantially all of the assets of the Company; (iii) substantially all of the assets of the Company’s domestic subsidiaries; and (iv) 65% of the stock of the Company’s foreign subsidiaries.

The Ares Term Loan will bear interest at a rate per annum equal to, at the option of Legacy RTI: (i) the monthly Base Rate plus an adjustable margin of up to 7.50% (the “Base Rate”); or (ii) the LIBOR plus an adjustable margin of up to 8.50% (the “Ares Eurodollar Rate”). Subject to customary notices, Legacy RTI may elect to convert the Ares Term Loan from Base Rate to Ares Eurodollar Rate or from Ares Eurodollar Rate to Base Rate. The applicable margin is subject to adjustment after the end of each fiscal quarter, based upon the Ares Loan Parties’ total net leverage ratio. At any time during the period commencing on March 8, 2019, and ending on March 8, 2021, if the Ares Loan Parties’ total net leverage ratio is greater than 4.50:1.00, Legacy RTI shall have the option (the “PIK Option”) to elect to pay 50% of the interest that will accrue in the subsequent quarterly period in kind by capitalizing it and adding such amount to the principal balance of the Ares Term Loan. If Legacy RTI exercises the PIK Option, the adjustable margin applicable to the Ares Term Loans shall be increased by 0.75%.

The maturity date of the Ares Term Loan is December 5, 2023. Legacy RTI may make optional prepayments on the Ares Term Loan, provided that any such optional prepayments made on or prior to March 8, 2022, shall be subject to a make whole premium or a prepayment price, as the case may be. Legacy RTI is required to make mandatory prepayments of the Ares Term Loan based on excess cash flow and the Ares Loan Parties’ total net leverage ratio, upon the incurrence of certain indebtedness not otherwise permitted under the 2019 Credit Agreement, upon consummation of certain dispositions, and upon the receipt of certain proceeds of casualty events. Legacy RTI was required to pay certain customary closing costs and bank fees upon entering into the 2019 Credit Agreement.

Legacy RTI is subject to certain affirmative and negative covenants, including (but not limited to), covenants limiting Legacy RTI’s ability to: incur certain additional indebtedness; create certain liens; enter into sale and leaseback transactions; and consolidate or merge with, or convey, transfer or lease all or substantially all of its assets to another person. During any period beginning on a date that either: (i) a default has occurred and is continuing under the loan documents entered into by Legacy RTI in conjunction with the 2019 Credit Agreement (the “Ares Loan Documents”); or (ii) availability under the Ares Term Loan is less than the specified covenant testing threshold, and continuing until either (a) no default has occurred and is continuing under the Ares Loan Documents or (b) availability under the Ares Term Loan is greater than or equal to the specified covenant testing threshold for thirty (30) consecutive days, respectively, (the “Ares Covenant Testing Period”) Legacy RTI is required to maintain a minimum fixed charge coverage ratio of at least 0.91:1.00 (the “Ares Required Minimum Fixed Charge Coverage Ratio”). The Ares Required Minimum Fixed Charge Coverage Ratio is measured on the last day of each calendar month during the Ares Covenant Testing Period (each a “Ares Calculation Date”), and is calculated using the minimum fixed charge coverage ratio for the twelve (12) consecutive months ending on each Ares Calculation Date. The Ares Loan Parties are required to maintain an initial total net leverage ratio of 9.00:1.00, which ratio steps down each fiscal quarter of Legacy RTI resulting in a requirement that the Ares Loan Parties maintain a total net leverage ratio of 3.50:1.00 for the fiscal quarter ending June 30, 2021, and each fiscal quarter ending thereafter.

The amounts owed under the 2019 Credit Agreement may be accelerated upon the occurrence of certain events of default customary for facilities for similarly rated borrowers.

At March 31, 2019, the interest rate for the Ares Term Loan was 11.24%. The Company was in compliance with the financial covenants related to the Ares Term Loan as of March 31, 2019.

As of March 31, 2019, we believe that our working capital, together with our borrowing ability under the JPM Facility, will be adequate to fund our ongoing operations for the next twelve months.

As of March 31, 2019, we have no material off-balance sheet arrangements.

Certain Commitments.

Our long-term debt obligations and availability of credit as of March 31, 2019 are as follows:

	Outstanding Balance	Available Credit
	(In thousands)
Ares Term loan	$100,000
JPM facility	65,000	$10,000
Less unamortized debt issuance costs	(1,385)

Total	$163,615

The following table provides a summary of our long-term debt obligations, operating lease obligations and other significant obligations as of March 31, 2019.

	Contractual Obligations Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Long-term debt obligations	$163,615	$—	$—	$163,615	$—
Operating lease obligations	4,497	1,314	1,925	383	875
Purchase obligations (1)	16,385	16,385	—	—	—

Total	$184,497	$17,699	$1,925	$163,998	$875

(1)	These amounts consist of contractual obligations for capital expenditures and open purchase orders.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We are exposed to interest rate risk in the United States and Germany. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. We have not entered into derivative transactions related to cash and cash equivalents or debt. Our borrowings under our the Ares Term Loan and JPM Facility expose us to market risk related to changes in interest rates. As of March 31, 2019, our outstanding floating rate indebtedness totaled $163.6 million. The primary base interest rate is LIBOR. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease net income and cash flow by approximately $1.1 million. Other outstanding debt consists of fixed rate instruments. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2019. However, we can give no assurance that interest rates will not significantly change in the future.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. Our international operations currently transact business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on March 31, 2019 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations. We do not expect changes in exchange rates to have a material adverse effect on our income or our cash flows in 2019. However, we can give no assurance that exchange rates will not significantly change in the future.

Item 4.	Controls and Procedures

As of the end of the period covered by this report, an evaluation was performed on the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer pursuant to Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Disclosure controls and procedures include controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of the end of the period covered by this report.

We implemented ASU 2016-02 as of January 1, 2019. As a result, we made the following significant modifications to internal control over financial reporting, including changes to accounting policies and procedures and documentation practices:

•	Updated our policies and procedures related to accounting for lease assets and liabilities and related income and expense

•	Modified our contract review controls

•	Added controls for reevaluating our significant assumptions and judgments on a quarterly basis.

•	Added controls to address required disclosures regarding leases, including our significant assumptions and judgments used in applying ASC 842.

Other than the items described above, there have not been any changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended March 31, 2019, that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of March 31, 2019, will have a material adverse impact on its financial position or results of operations.

For a further description, we refer you to Part I, Item 1, Note 22 entitled “Legal Actions” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of material legal proceedings.

Item 1A.	Risk Factors

There has been no material change in our risk factors as previously disclosed in Part I, Item 1.A., Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 5, 2019, although certain risk factors with respect to the ability to close the Paradigm acquisition are no longer be applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to our repurchases of our common stock during the three months ended March 31, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 to January 31, 2019	9,192	$4.10	—	—
February 1, 2019 to February 28, 2019	2,571	$4.98	—	—
March 1, 2019 to March 31, 2019	17,258	$4.98	—	—

Total	29,021	$4.70	—	—

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards, their tax withholdings obligations.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

2.1(1)	Master Transaction Agreement, dated as of November 1, 2018, by and among RTI Surgical, Inc., PS Spine Holdco, LLC, Bears Holding Sub, Inc., and Bears Merger Sub, Inc.

3.1(1)	Amended and Restated Certificate of Incorporation of the Company, effective as of March 8, 2019.

3.2(1)	Certificate of Designation of Series A Convertible Preferred Stock of the Company, effective as of March 8, 2019.

3.3(1)	Amended and Restated Bylaws of the Company, effective as of March 8, 2019.

10.1	First Amendment to Credit Agreement and Joinder Agreement, dated as of March 8, 2019, among the RTI Surgical Holdings, Inc., RTI Surgical, Inc., Pioneer Surgical Technologies, Inc., Paradigm Spine, LLC, Fourth Dimension Spine, LLC, Andi’s Belmarall, LLC, JP Morgan Chase Bank, N.A., as lender (together with the various financial institutions as in the future may become parties thereto, the “Lenders”) and as administrative agent for the Lenders.

10.2	Second Lien Credit Agreement, dated as of March 8, 2019, among RTI Surgical Holdings, Inc., as a borrower, the other loan parties thereto as guarantors, Ares Capital Corporation, as lender (together with the various financial institutions as in the future may become parties thereto, the “Lenders”) and as administrative agent for the Lenders.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K12B filed by the Registrant on March 11, 2019.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RTI SURGICAL HOLDINGS, INC. (Registrant)

By:	/s/ Camille I. Farhat
Camille I. Farhat President and Chief Executive Officer

By:	/s/ Jonathon M. Singer
Jonathon M. Singer Chief Financial and Administrative Officer

Date: May 7, 2019