Form 10-Q
period 2019-06-30
RTI Surgical Holdings, Inc.
filed 2019-08-05
CIK 1760173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

Shares of common stock, $0.001 par value, outstanding on July 26, 2019:  73,897,965

RTI SURGICAL HOLDINGS, INC.

FORM 10-Q For the Quarter Ended June 30, 2019

Part IFinancial Information

Item 1.Unaudited Condensed Consolidated Financial Statements

RTI SURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	June 30,	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$4,518	$10,949
Accounts receivable - less allowances of $3,103 at June 30, 2019
and $2,380 at December 31, 2018	56,163	48,351
Inventories - net	127,906	107,471
Prepaid and other current assets	8,733	8,791
Total current assets	197,320	175,562
Non-current inventories - net	20,445	-
Property, plant and equipment - net	79,691	77,954
Deferred tax assets - net	19,715	17,510
Goodwill	271,429	59,798
Other intangible assets - net	25,269	26,359
Other assets - net	7,542	4,003
Total assets	$621,411	$361,186
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$20,766	$26,309
Accrued expenses	24,668	24,683
Current portion of deferred revenue	4,744	4,908
Total current liabilities	50,178	55,900
Long-term obligations	165,081	49,073
Acquisition contingencies	98,372	4,986
Other long-term liabilities	2,562	633
Deferred revenue	325	744
Total liabilities	316,518	111,336
Commitments and contingencies (Note 22)
Preferred stock Series A, $.001 par value: 5,000,000 shares authorized; 50,000 shares issued and outstanding	66,318	66,226
Stockholders' equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 75,159,262 and 63,469,185 shares issued and outstanding, respectively	75	64
Additional paid-in capital	496,596	433,143
Accumulated other comprehensive loss	(7,268)	(7,270)
Accumulated deficit	(245,787)	(237,444)
Less treasury stock, 1,257,949 and 1,221,180 shares, respectively, at cost	(5,041)	(4,869)
Total stockholders' equity	238,575	183,624
Total liabilities and stockholders' equity	$621,411	$361,186

See notes to unaudited condensed consolidated financial statement.

RTI SURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Gain (Loss)

(Unaudited, in thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues	$82,307	$70,685	$152,048	$140,575
Costs of processing and distribution	37,562	40,645	69,299	76,853
Gross profit	44,745	30,040	82,749	63,722
Expenses:
Marketing, general and administrative	38,993	29,266	70,876	57,655
Research and development	3,868	3,270	8,204	6,691
Severance and restructuring costs	—	—	—	884
Gain on acquisition contingency	(1,590)	—	(1,590)	—
Asset impairment and abandonments	—	4,515	15	4,644
Acquisition and integration expenses	1,953	—	10,910	800
Total operating expenses	43,224	37,051	88,415	70,674
Operating income (loss)	1,521	(7,011)	(5,666)	(6,952)
Other (expense) income:
Interest expense	(3,635)	(777)	(5,239)	(1,612)
Interest income	26	6	157	17
Loss on extinguishment of debt	—	(309)	—	(309)
Foreign exchange loss	(19)	(71)	(50)	(22)
Total other expense - net	(3,628)	(1,151)	(5,132)	(1,926)
Income (loss) before income tax benefit	(2,107)	(8,162)	(10,798)	(8,878)
Income tax benefit	2,851	2,702	2,455	2,453
Net income (loss)	744	(5,460)	(8,343)	(6,425)
Convertible preferred dividend	—	(981)	—	(1,947)
Net income (loss) applicable to common shares	744	(6,441)	(8,343)	(8,372)
Other comprehensive gain (loss):
Unrealized foreign currency translation gain (loss)	395	(914)	2	(521)
Comprehensive gain (loss)	$1,139	$(7,355)	$(8,341)	$(8,893)
Net income (loss) per common share - basic	$0.01	$(0.10)	$(0.12)	$(0.13)
Net income (loss) per common share - diluted	$0.01	$(0.10)	$(0.12)	$(0.13)
Weighted average shares outstanding - basic	75,144,488	63,405,708	70,409,839	63,400,737
Weighted average shares outstanding - diluted	91,120,956	63,405,708	70,409,839	63,400,737

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity

(Unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2019	$64	$433,143	$(7,270)	$(237,444)	$(4,869)	$183,624
Net loss	-	-	-	(9,087)	-	(9,087)
Foreign currency translation adjustment	-	-	(393)	-	-	(393)
Exercise of common stock options	-	284	-	-	-	284
Equity instruments issued in connection
with Paradigm Spine acquistion - net of fees	11	60,719	-	-	-	60,730
Stock-based compensation	-	1,163	-	-	-	1,163
Purchase of treasury stock	-	-	-	-	(130)	(130)
Amortization of preferred stock series A issuance costs	-	(46)	-	-	-	(46)
Balance, March 31, 2019	75	495,263	(7,663)	(246,531)	(4,999)	236,145
Net income	—	—	—	744	—	744
Foreign currency translation adjustment	—	—	395	—	—	395
Exercise of common stock options	—	111	—	—	—	111
Stock-based compensation	—	1,267	—	—	—	1,267
Purchase of treasury stock	—	—	—	—	(42)	(42)
Amortization of preferred stock series A issuance costs	—	(45)	—	—	—	(45)
Balance, June 30, 2019	$75	$496,596	$(7,268)	$(245,787)	$(5,041)	$238,575

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2018	$63	$429,459	$(6,329)	$(237,066)	$(4,390)	$181,737
Accumulated effect of adoption of
the revenue recognition standard	-	-	-	872	-	872
Net loss	-	-	-	(965)	-	(965)
Foreign currency translation adjustment	-	-	393	-	-	393
Exercise of common stock options	-	287	-	-	-	287
Stock-based compensation	-	1,280	-	-	-	1,280
Purchase of treasury stock	-	-	-	-	(363)	(363)
Amortization of preferred stock series A issuance costs	-	(46)	-	-	-	(46)
Preferred stock Series A dividend	-	(966)	-	-	-	(966)
Balance, March 31, 2018	63	430,014	(5,936)	(237,159)	(4,753)	182,229
Net loss	—	—	—	(5,460)	—	(5,460)
Foreign currency translation adjustment	—	—	(914)	—	—	(914)
Exercise of common stock options	—	33	—	—	—	33
Stock-based compensation	—	1,290	—	—	—	1,290
Purchase of treasury stock	—	—	—	—	(77)	(77)
Amortization of preferred stock series A issuance costs	—	(45)	—	—	—	(45)
Preferred stock Series A dividend	—	(981)	—	—	—	(981)
Balance, June 30, 2018	$63	$430,311	$(6,850)	$(242,619)	$(4,830)	$176,075

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(8,343)	$(6,425)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	7,491	7,068
Provision for bad debts and product returns	899	494
Provision for inventory write-downs	3,274	10,865
Amortization of deferred revenue	(2,585)	(2,435)
Deferred income tax benefit	(2,703)	(2,671)
Stock-based compensation	2,430	2,570
Asset impairment and abandonments	—	4,644
Gain on acquisition contingency	(1,590)	—
Paid in kind interest expense	1,473	—
Other	877	610
Change in assets and liabilities:
Accounts receivable	(3,509)	(7,640)
Inventories	(1,078)	(411)
Accounts payable	(9,675)	(3,803)
Accrued expenses	(2,217)	(2,592)
Deferred revenue	2,000	2,000
Other operating assets and liabilities	145	7,104
Net cash (used in) provided by operating activities	(13,111)	9,378
Cash flows from investing activities:
Purchases of property, plant and equipment	(6,912)	(3,856)
Patent and acquired intangible asset costs	(1,126)	(728)
Acquisition of Zyga Technology	—	(21,000)
Acquisition of Paradigm Spine	(99,921)	—
Net cash used in investing activities	(107,959)	(25,584)
Cash flows from financing activities:
Proceeds from exercise of common stock options	395	1,429
Proceeds from long-term obligations	115,000	74,425
Payments of debt issuance costs	(729)	—
Payments on long-term obligations	—	(66,750)
Other financing activities	—	(1,026)
Net cash provided by financing activities	114,666	8,078
Effect of exchange rate changes on cash and cash equivalents	(27)	(7)
Net decrease in cash and cash equivalents	(6,431)	(8,135)
Cash and cash equivalents, beginning of period	10,949	22,381
Cash and cash equivalents, end of period	$4,518	$14,246
Supplemental cash flow disclosure:
Cash paid for interest	$2,732	$1,974
Income tax refunds, net of payments	1,982	6,698
Non-cash acquisition of property, plant and equipment	456	676
Increase in accrual for dividend payable	—	1,947
Non-cash acquisition of Paradigm	60,730	—
Non-cash common stock issuance	60,730	—

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.	Operations and Organization

RTI Surgical Holdings, Inc. and Subsidiaries (defined as the “Company” for matters occurring after March 8, 2019) is a global surgical implant company that designs, develops, manufactures and distributes biologic, metal and synthetic implants. The Company’s implants are used in orthopedic, spine, sports medicine, plastic surgery, trauma and other surgical procedures to repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. The Company manufactures metal and synthetic implants and processes donated human musculoskeletal and other tissue and bovine and porcine animal tissue in producing allograft and xenograft implants using its proprietary BIOCLEANSE®, TUTOPLAST® and CANCELLE® SP sterilization processes. The Company processes tissue at its facilities in Alachua, Florida and Neunkirchen, Germany and manufactures metal and synthetic implants in Marquette, Michigan and Greenville, North Carolina, respectively, and has a distribution and research center in Wurmlingen, Germany. The Company is accredited in the U.S. by the American Association of Tissue Banks and the Company is a member of AdvaMed. The Company’s implants are distributed directly to hospitals and free-standing surgery centers throughout the U.S. and in over 50 countries worldwide with the support of both its and third-party representatives as well as through larger purchasing companies.

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

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, RTI Surgical, Inc. (defined as “Legacy RTI” for matters occurring after March 8, 2019, and as the “Company” for matters occurring before March 8, 2019), Paradigm Spine, LLC (“Paradigm”), Pioneer Surgical Technology, Inc. (“Pioneer Surgical”), Tutogen Medical, Inc. (“TMI”), and Zyga Technology, Inc. (“Zyga”). The condensed consolidated financial statements also include the accounts of RTI Donor Services, Inc. (“RTIDS”), which is a controlled entity.  Prior to the completion of the acquisition of Paradigm, the financial statements were that of RTI Surgical Inc. and subsidiaries. Subsequently, RTI Surgical Holdings, Inc. and Subsidiaries is the successor reporting company. See Note 6 for further discussion.

3.	Recently Issued and Adopted Accounting Standards

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

Effective January 1, 2019, the Company adopted the new lease accounting standard using the optional transition method which allowed us to continue to apply the guidance under the lease standard in effect at the time in the comparative periods presented.  In addition, the Company elected the package of practical expedients, which allowed us to not reassess whether any existing contracts contain a lease, to not reassess historical lease classification as operating or finance leases, and to not reassess initial direct costs.  The Company has not elected the practical expedient to use hindsight to determine the lease term for its leases at transition. The Company has also elected the practical expedient allowing us to not separate the lease and non-lease components for all classes of underlying assets. Adoption of this standard resulted in the recording of operating lease ROU assets and corresponding operating lease liabilities of $3,164 and $3,155, respectively, as of January 1, 2019 with no impact on accumulated deficit.  Financial position for reporting periods beginning on or after January 1, 2019, are presented under the new guidance, while prior period amounts are not adjusted and continue to be reported in accordance with previous guidance. Note disclosures required in Topic 842 are reported in Note 4, Leases.

4.	Leases

The Company’s leases are classified as operating leases and includes office space, automobiles, and copiers.  The Company does not have any finance leases and the Company’s operating leases do not have any residual value guarantees, restrictions or covenants. The Company does not have any leases that have not yet commenced as of June 30, 2019. The majority of our leases have remaining lease terms of 1 to 14 years, some of which include options to extend or terminate the leases.  The option to extend is only included in the lease term if the Company is reasonably certain of exercising that option. Operating lease ROU assets are presented within other assets-net on the Condensed Consolidated Balance Sheet.  The current portion of operating lease liabilities are presented within accrued expenses, and the non-current portion of operating lease liabilities are presented within other long-term liabilities on the Condensed Consolidated Balance Sheet.

A subset of the Company’s automobile and copier leases contain variable payments.  The variable lease payments for such automobile leases are based on actual mileage incurred at the standard contractual rate. The variable lease payments for such copier leases are based on actual copies incurred at the standard contractual rate.

The components of operating lease expense were as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease cost	$440	$784
Short-term operating lease cost	—	36
Total operating lease cost	$440	$820

The Company does not have any variable lease costs.

Supplemental cash flow information related to operating leases was as follows:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2019	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$397	$691
ROU assets obtained in exchange for lease obligations	—	34

Supplemental balance sheet information related to operating leases was as follows:

	Balance Sheet Classification	June 30, 2019
Assets:
Right-of-use assets	Other assets - net	$3,546
Liabilities:
Current	Accrued expenses	$1,505
Noncurrent	Other long-term liabilities	2,117
Total operating lease liabilities		$3,622

As of June 30, 2019, the weighted-average remaining lease term was 4.6 years. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, the Company estimates its incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value. The weighted-average discount rate of the Company’s operating leases was 4.7%, as of June 30, 2019.

As of June 30, 2019, maturities of operating lease liabilities were as follows:

Maturity of Operating Lease Liabilities	June 30, 2019
2019 (remaining)	$879
2020	1,368
2021	565
2022	224
2023	160
2024 and beyond	875
Total future minimum lease payments	4,071
Less imputed interest	(449)
Total	$3,622

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

5.Revenue from Contracts with Customers

The Company operates in one reportable segment composed of four lines of business. The reporting of the Company’s lines of business are composed primarily of four franchises: spine; sports; original equipment manufacturer (“OEM”) and international. The following table presents revenues from these four categories for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Spine	$26,671	$18,934	$46,676	$38,197
Sports	14,024	14,190	27,803	27,625
OEM	32,483	31,170	61,474	61,290
International	9,129	6,391	16,095	13,463
Total revenues from contracts with customers	$82,307	$70,685	$152,048	$140,575

The following table presents revenues recognized at a point in time and over time for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue recognized at a point in time	$66,469	$61,534	$119,070	$121,697
Revenue recognized over time	15,838	9,151	32,978	18,878
Total revenues from contracts with customers	$82,307	$70,685	$152,048	$140,575

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

The opening and closing balances of the Company’s accounts receivable, contract asset and current and long-term contract liability for the six months ended June 30, 2019 and 2018 are as follows:

			Contract
		Contract	Liability
	Accounts	Liability	(Long-
	Receivable	(Current)	Term)
Opening 1/1/2019	$48,351	$5,425	$744
Closing 6/30/2019	56,163	5,292	325
Increase/(decrease)	7,812	(133)	(419)

			Contract
		Contract	Liability
	Accounts	Liability	(Long-
	Receivable	(Current)	Term)
Opening 1/1/2018	$39,095	$5,978	$3,741
Closing 6/30/2018	45,576	6,210	3,155
Increase/(decrease)	6,481	232	(586)

Contract liabilities consist primarily of the return allowance described above, and of deferred revenue arising from upfront and annual exclusivity fees. The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the Company’s performance of the Company’s contractual obligations over time. The Company recognizes sales commissions as incurred because the amortization period is less than one year. The Company does not incur other incremental costs relating to obtaining a contract with a customer, and therefore, does not have contract assets, or impairment losses associated therewith. Revenue recognized for the six months ended June 30, 2019 and 2018, from amounts included in contract liabilities at the beginning of the period were $2,584 and $2,434, respectively.

6.	Acquisition of Paradigm Spine, LLC

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

In addition to the Cash Consideration Amount and the Stock Consideration Amount, the Company may be required to make further cash payments or issue additional shares of Company common stock to PS Spine in an amount up to $50,000 of shares of Company common stock to be valued based upon the Legacy RTI Price and an additional $100,000 of cash and/or Company common stock to be valued at the time of issuance, in each case, if certain revenue targets are achieved between closing, March 8, 2019, and December 31, 2022.  The Company estimates a contingent liability related to the revenue based earnout of $94,976 utilizing a Monte-Carlo simulation model. A Monte-Carlo simulation is an analytical method used to estimate fair value by performing a large number of simulations or trial runs and thereby determining a value based on the possible outcomes. Accounted for as a liability to be revalued at each reporting period, the preliminary fair value of the contingent liability was measured using Level 3 inputs, which includes weighted average cost of capital and projected revenues and costs. Acquisition and integration related costs were approximately $15,053, of which approximately $4,143 was incurred during 2018, $10,910 (which includes business development expenses of $462 and severance expense of $896) was incurred for the six months ended June 30, 2019 and is reflected separately in the accompanying condensed consolidated statements of comprehensive income (loss).

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

During the three months ended June 30, 2019, the Company made the following changes to the fair values of acquired assets and liabilities as follows:

	Balance at
	June 30, 2019	March 31, 2019	Change
	(In thousands)
Cash	$79	$79	$-
Accounts receivable	5,220	5,220	-
Inventories	43,084	5,898	37,186
Other current assets	1,693	1,752	(59)
Property, plant and equipment	379	379	-
Current liabilities	(6,380)	(6,169)	(211)
Net tangible assets acquired	44,075	7,159	36,916
Goodwill	211,631	248,547	(36,916)
Total net assets acquired	$255,706	$255,706	$-

As of March 8, 2019, the inventory fair value was composed of current inventory of $19,703 and non-current inventory of $23,381. As a result of the inventory purchase price adjustment to fair value Paradigm inventory, the Company recorded $2,936 to costs of processing and distribution for the six months ended June 30, 2019, which includes $477 for the inventory sold over the three months ended March 31, 2019.

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

These potential benefits resulted in the Company paying a premium for Paradigm resulting in the preliminary recognition of $211,631 of goodwill assigned to the Company’s only operating segment and reporting unit.

The amount of Paradigm’s revenues and net income since the March 8, 2019, acquisition date, included in the Company’s Condensed Consolidated Statement of Comprehensive Loss for the six months ended June 30, 2019, excluding acquisition and integration related costs of approximately $10,910, are $12,096 and $490, respectively.

The following unaudited pro forma information shows the results of the Company’s operations as though the acquisition had occurred as of the beginning of the prior comparable period, January 1, 2018, (in thousands, except per share data):

	For the Six Months Ended
	June 30,
	2019	2018
Revenues	$19,074	$21,252
Net loss applicable to common shares	(10,406)	(19,169)
Net loss applicable to common shares excluding acquistion and integration costs	(1,219)	(19,169)

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of the beginning of the periods presented, or the results that may occur in the future. The pro forma net loss was adjusted to exclude $10,910 of acquisition and integration related costs net of tax of $1,723 incurred during the six months ended June 30, 2019.

7.	Acquisition of Zyga Technology, Inc.

On January 4, 2018, the Company acquired Zyga Technology, Inc. (“Zyga”), a leading spine-focused medical device company that develops and produces innovative minimally invasive devices to treat underserved conditions of the lumbar spine. Zyga’s primary product is the SImmetry® Sacroiliac Joint Fusion System. Under the terms of the merger agreement dated January 4, 2018, the Company acquired Zyga for $21,000 in consideration paid at closing (consisting of borrowings of $18,000 on the Company’s revolving credit facility and $3,000 cash on hand), $1,000 contingent upon the successful achievement of a clinical milestone, and a revenue based earnout consideration of up to $35,000. Based on a probability weighted model, the Company estimates a contingent liability related to the clinical milestone and revenue based earnout of $4,986. Acquisition related costs were approximately $1,430, of which approximately $630 was incurred in 2017 and $800 was incurred for the three months ended March 31, 2018 and is reflected separately in the accompanying Consolidated Statements of Comprehensive (Loss) Income.

The Company has accounted for the acquisition of Zyga under ASC 805, Business Combinations.  Zyga’s results of operations are included in the consolidated financial statements beginning after January 4, 2018, the acquisition date.

The purchase price was financed as follows:

(In thousands)
Cash proceeds from revolving credit facility	$18,000
Cash from RTI Surgical	3,000
Total purchase price	$21,000

In the fourth quarter of 2018, the Company completed its valuation of the purchase price allocation. The table below represents the final allocation of the total consideration to Zyga’s tangible and intangible assets and liabilities fair values as of January 4, 2018.

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

The following unaudited pro forma information shows the results of the Company’s operations as though the acquisition had occurred as of the beginning of the prior comparable period, January 1, 2017, (in thousands, except per share data):

	For the Six Months Ended
	June 30,
	2018	2017
Revenues	$2,439	$2,364
Net loss applicable to common shares	(1,053)	(2,192)

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

8.	Stock-Based Compensation

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

Stock Options

As of June 30, 2019, there was $1,792 of total unrecognized stock-based compensation related to nonvested stock options. The expense related to these stock options is expected to be recognized over a weighted-average period of 2.25 years.

The following table summarizes information about stock options outstanding, exercisable and available for grant as of June 30, 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at January 1, 2019	4,295,744	$3.76
Granted	374,224	4.71
Exercised	(118,500)	3.34
Forfeited or expired	(65,304)	4.08
Outstanding at June 30, 2019	4,486,164	$3.84	5.73	$2,467
Vested or expected to vest at June 30, 2019	4,192,575	$3.80	5.50	$2,442
Exercisable at June 30, 2019	2,499,185	$3.65	3.65	$1,738
Available for grant at June 30, 2019	4,234,994

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

Other information concerning stock options are as follows:

	For the Six Months Ended
	June 30,
	2019	2018
Weighted average fair value of stock options granted	$1.99	$2.02
Aggregate intrinsic value of stock options exercised	161	98

The aggregate intrinsic value of stock options exercised in a period represents the pre-tax cumulative difference, for the stock options exercised during the period, between the fair market value of the underlying common stock and the stock option exercise prices.

Restricted Stock Awards

As of June 30, 2019, there was $3,561 of total unrecognized stock-based compensation related to unvested restricted stock awards.  That expense is expected to be recognized on a straight-line basis over a weighted-average period of 1.87 years. The following table summarizes information about unvested restricted stock awards as of June 30, 2019:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at January 1, 2019	1,075,215	$4.29
Granted	625,476	4.85
Vested	(385,185)	4.17
Forfeited	(9,865)	4.43
Unvested at June 30, 2019	1,305,641	$4.61

Restricted Stock Units

As of June 30, 2019, there was $1,198 of total unrecognized stock-based compensation related to unvested restricted stock units.  That expense is expected to be recognized on a straight-line basis over a weighted-average period of 2.50 years. The following table summarizes information about unvested restricted stock units as of June 30, 2019:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at January 1, 2019	—	$—
Granted	226,352	7.41
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2019	226,352	$7.41

For the three and six months ended June 30, 2019 and 2018, the Company recognized stock-based compensation as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock-based compensation:
Costs of processing and distribution	$36	$33	$72	$66
Marketing, general and administrative	1,216	1,242	2,328	2,474
Research and development	15	15	30	30
Total	$1,267	$1,290	$2,430	$2,570

9.	Net Income Per Common Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted net income per common share is presented below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Basic shares	75,144,488	63,405,708	70,409,839	63,400,737
Effect of dilutive securities:
Stock options	823,707	—	—	—
Preferred stock Series A	15,152,761	—	—	—
Diluted shares	91,120,956	63,405,708	70,409,839	63,400,737

For the three months ended June 30, 2019 and 2018, approximately 1,537,678 and 1,590,662, respectively, and for the six months ended June 30, 2019 and 2018, approximately 1,429,442 and 1,447,911, respectively, of issued stock options were not included in the computation of diluted net loss per common share because they were anti-dilutive because their exercise price exceeded the market price. For the three months ended June 30, 2019, options to purchase 823,707 shares of common stock were included in the computation of diluted income per share because dilutive shares are factored into this calculation when net income is reported.  For the three months ended June 30, 2018, options to purchase 659,785, and for the six months ended June 30, 2019 and 2018, options to purchase 808,904 and 618,776, respectively, shares of common stock were not included in the computation of diluted loss per share because dilutive shares are not factored into this calculation when a net loss is reported.

For the three months ended June 30, 2019, 50,000 shares of convertible preferred stock or 15,152,761of converted common stock and accrued but unpaid dividends were dilutive on an as if-converted basis and were included in the computation of diluted net income per common share. For the three months ended June 30, 2018 and for the six months ended June 30, 2019 and 2018, respectively, 50,000 shares of convertible preferred stock and accrued but unpaid dividends were anti-dilutive on an as if-converted basis and were not included in the computation of diluted net loss per common share.

10.	Inventories

Inventories by stage of completion are as follows:

	June 30,	December 31,
	2019	2018
Unprocessed tissue, raw materials and supplies	$25,014	$24,211
Tissue and work in process	30,502	31,796
Implantable tissue and finished goods	58,585	51,464
Purchase price adjustment for finished goods	34,250	-
Total	148,351	107,471
Less current portion	127,906	107,471
Long-term portion	$20,445	$-

For the three months ended June 30, 2019 and 2018, the Company had inventory write-downs of $1,744 and $8,224, respectively, and for the six months ended June 30, 2019 and 2018, the Company had inventory write-downs of $3,274 and $10,865, respectively, relating primarily to product obsolescence. As of June 30, 2019, the long-term portion of inventory relates to acquired Paradigm inventory which comprises of finished goods and purchase price adjustment of $1,608 and $18,837, respectively, see Note 6.

Included in the three months ended March 31, 2018, are $1,023 of product obsolescence which was due to the rationalization of our international distribution infrastructure.  Included in the three months ended June 30, 2018, was $6,559 of inventory write-off which was due to the suspension of the map3® implant.

11.	Prepaid and Other Current Assets

Prepaid and Other Current Assets are as follows:

	June 30,	December 31,
	2019	2018
Income tax receivable	$2,685	$3,920
Prepaid expenses	5,275	4,127
Other	773	744
	$8,733	$8,791

12.	Property, Plant and Equipment

Property, plant and equipment are as follows:

	June 30,	December 31,
	2019	2018
Land	$2,020	$2,020
Buildings and improvements	58,093	58,093
Processing equipment	44,624	42,599
Surgical instruments	25,829	24,070
Office equipment, furniture and fixtures	1,973	1,877
Computer equipment and software	19,102	18,873
Construction in process	11,593	8,934
	163,234	156,466
Less accumulated depreciation	(83,543)	(78,512)
	$79,691	$77,954

For the three months ended June 30, 2019 and 2018, the Company had depreciation expense in connection with property, plant and equipment of $2,800 and $2,524, respectively, and for the six months ended June 30, 2019 and 2018, the Company had depreciation expense in connection with property, plant and equipment of $5,539 and $5,147, respectively.  For the three months ended June 30, 2018, the Company had $1,797 of asset impairment and abandonment charges relating to the suspension of the map3® implant.

13.	Goodwill

Goodwill acquired during the six months ended June 30, 2019, includes the excess of the Paradigm purchase price over the sum of the amounts assigned to assets acquired less liabilities assumed.

	June 30,	December 31,
	2019	2018
Balance at January 1	$59,798	$46,242
Goodwill acquired related to Zyga acquisition	—	13,556
Goodwill acquired related to Paradigm acquisition	211,631	—
Balance at end of period	$271,429	$59,798

14.	Other Intangible Assets

Other intangible assets are as follows:

	June 30, 2019			December 31, 2018
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$16,256	$4,727	$11,529	$16,092	$4,194	$11,898
Acquired licensing rights	7,528	1,902	5,626	11,852	6,468	5,384
Marketing and procurement and other intangible assets	20,205	12,091	8,114	20,356	11,279	9,077
Total	$43,989	$18,720	$25,269	$48,300	$21,941	$26,359

For the three months ended June 30, 2019 and 2018, the Company had amortization expense of other intangible assets of $995 and $960, respectively, and for the six months ended June 30, 2019 and 2018, the Company had amortization expense of other intangible assets of $1,952 and $1,921, respectively.  For the three months ended June 30, 2018, the Company had $2,718 of asset impairment and abandonment charges related to the suspension of the map3® implant.

At June 30, 2019, management’s estimates of future amortization expense for the next five years are as follows:

Amortization
Expense
2019 (remaining)	$2,100
2020	4,100
2021	4,100
2022	4,100
2023	1,800
2024	1,800

15.	Accrued Expenses

Accrued expenses are as follows:

	June 30,	December 31,
	2019	2018
Accrued compensation	$6,175	$8,678
Accrued severance and restructuring costs	758	931
Accrued executive transition costs	—	43
Accrued distributor commissions	3,825	3,907
Accrued donor recovery fees	4,692	4,088
Other	9,218	7,036
	$24,668	$24,683

16.	Short and Long-Term Obligations

Short and long-term obligations are as follows:

	June 30,	December 31,
	2019	2018
Ares Term loan	$101,473	$—
JPM facility	65,000	50,000
Less unamortized debt issuance costs	(1,392)	(927)
Total	165,081	49,073
Less current portion	—	—
Long-term portion	$165,081	$49,073

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

At June 30, 2019, the interest rate for the JPM Facility was 4.19%. As of June 30, 2019, there was $65,000 outstanding on the JPM Facility and total remaining available credit on the JPM Facility was $10,000. The Company’s ability to access the JPM Facility is subject to and can be limited by the Company’s compliance with the Company’s financial and other covenants. The Company was in compliance with the financial covenants related to the JPM Facility as of June 30, 2019.

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

At June 30, 2019, the interest rate for the Ares Term Loan was 11.16%. The Company was in compliance with the financial covenants related to the Ares Term Loan as of June 30, 2019.

For the six months ended June 30, 2019 and 2018, interest expense associated with the amortization of debt issuance costs was $361 and $423, respectively. Included in the six months ended June 30, 2019, was $219 of accelerated amortization of debt issuance costs associated with the modification of the 2018 Credit Agreement.  For the six months ended June 30, 2019, the Company incurred total debt issuance cost of $826.

17.	Other long-term liabilities

Other long-term liabilities are as follows:

	June 30,	December 31,
	2019	2018
Acquisition contingencies	$98,372	$4,986
Other	2,562	633
	$100,934	$5,619

Acquisition contingencies represent the Company’s fair value estimate of the Zyga acquisition clinical and revenue milestones of $3,396 and the Company’s preliminary fair value estimate of the Paradigm acquisition revenue earnout contingency of $94,976. As of June 30, 2019, there was a $1,590 reduction in the contingent liability estimate of the Zyga acquisition revenue earnout, as the probability weighted model has been updated based on the current updated forecast for the performance of the Zyga product portfolio

18.	Income Taxes

The Company expects its deferred tax assets of $19,715, net of the valuation allowance at June 30, 2019 of $3,076, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

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

19.	Preferred Stock

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

Preferred stock is as follows:

	Preferred Stock Liquidation	Preferred Stock Issuance	Net
	Value	Costs	Total
Balance at January 1, 2019	$66,519	$(293)	$66,226
Accrued dividend payable	—	—	—
Amortization of preferred stock issuance costs	—	92	92
Balance at June 30, 2019	$66,519	$(201)	$66,318

20.	Severance and Restructuring Costs

The Company recorded severance and restructuring costs related to the reduction of our organizational structure which resulted in $2,280 of expenses for the year ended December 31, 2018. As part of the acquisition of Paradigm, management implemented a plan which resulted in $896 of severance expenses for the six months ended June 30, 2019 included in acquisition and integration expenses within the Condensed Consolidated Statements of Comprehensive Gain (Loss). The total severance and restructuring costs are expected to be paid in full by the fourth quarter of 2019. Severance and restructuring payments are made over periods ranging from one month to twelve months and are not expected to have a material impact on cash flows of the Company in any quarterly period. The following table includes a roll-forward of severance and restructuring costs included in accrued expenses, see Note 15.

Accrued severance and restructuring costs at January 1, 2019	$931
Severance and restructuring costs accrued in 2019	896
Subtotal severance and restructuring costs	1,827
Severance and restructuring related cash payments	(1,069)
Accrued severance and restructuring charges at June 30, 2019	$758

21.	Executive Transition Costs

The Company recorded Chief Executive Officer retirement and transition costs related to the retirement of our former Chief Executive Officer pursuant to the Executive Transition Agreement dated August 29, 2012 (as amended and extended to date), which resulted in $4,404 of expenses for the year ended December 31, 2016. The total Chief Executive Officer retirement and transition costs were paid in full in the first quarter of 2019. The following table includes a roll-forward of executive transition costs included in accrued expenses, see Note 15.

Accrued executive transition costs at January 1, 2019	$43
Cash payments	(43)
Accrued executive transition costs at June 30, 2019	$-

22.	Commitments and Contingencies

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

Acquisition of Zyga – On January 4, 2018, the Company acquired Zyga, a leading spine-focused medical device company that develops and produces innovative minimally invasive devices to treat underserved conditions of the lumbar spine. Zyga’s primary product is the SImmetry® Sacroiliac Joint Fusion System. Under the terms of the merger agreement dated January 4, 2018, the Company acquired Zyga for $21,000 in consideration paid at closing (consisting of borrowings of $18,000 on its revolving credit facility and $3,000 cash on hand), $1,000 contingent upon the successful achievement of a clinical milestone, and a revenue based earnout consideration of up to an additional $35,000.  Based on a probability weighted model, the Company estimates a contingent liability related to the clinical and revenue milestones of $3,396, see Note 17.

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

The Company’s aforementioned revenue recognition methods related to the Zimmer distribution agreements do not result in the deferral of revenue less than amounts that would be refundable in the event the agreements were to be terminated in future periods.  Additionally, the Company evaluates the appropriateness of the aforementioned revenue recognition methods on an ongoing basis.

23.	Legal Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of June 30, 2019, will have a material adverse impact on its financial position or results of operations.

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

In addition to claims made directly against the Company, Coloplast, a distributor of TSM’s and certain allografts processed and private labeled for them under a contract with the Company, has also been named as a defendant in individual TSM cases in various federal and state courts.  Coloplast requested that the Company indemnify or defend Coloplast in those claims which allege injuries caused by the Company’s allograft implants, and on April 24, 2014, Coloplast sued RTI Surgical, Inc. in the Fourth Judicial District of Minnesota for declaratory relief and breach of contract.  On December 11, 2014, Coloplast entered into a settlement agreement with RTI Surgical, Inc. and Tutogen Medical, Inc. (the “Company Parties”) resulting in dismissal of the case.  Under the terms of the settlement agreement, the Company Parties are responsible for the defense and indemnification of two categories of present and future claims:  (1) tissue only (where Coloplast is solely the distributor of Company processed allograft tissue and no Coloplast-manufactured or distributed synthetic mesh is identified) (“Tissue Only Claims”), and (2) tissue plus non-Coloplast synthetic mesh (“Tissue-Non-Coloplast Claims”) (the Tissue Only Claims and the Tissue-Non-Coloplast Claims being collectively referred to as “Indemnified Claims”).  As of June 30, 2019, there are a cumulative total of 1,117 Indemnified Claims for which the Company Parties are providing defense and indemnification.  The defense and indemnification of these cases are covered under the Company’s insurance policy subject to a reservation of rights by the insurer.

Based on the current information available to the Company, the impact that current or any future TSM litigation may have on the Company cannot be reasonably estimated.

LifeNet — On June 27, 2018, LifeNet Health, Inc. (“LifeNet”) filed a patent infringement lawsuit in the United States District Court for the Middle District of Florida (since moved to the Northern District of Florida) claiming infringement of five of its patents by the Company. The suit requests damages, enhanced damages, reimbursement of costs and expenses, reasonable attorney fees, and an injunction. The asserted patents are now expired. On April 7, 2019, the Court granted the Company’s request to stay the lawsuit pending the U.S. Patent Trial and Appeal Board’s (PTAB) decision, expected in the third quarter of 2019, whether to institute review of the patentability of LifeNet’s patents. The Company believes the suit is without merit and will vigorously defend its position.

The Company’s accounting policy is to accrue for legal costs as they are incurred.

24.	Regulatory Actions

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

25.	Segment Data

The Company distributes human tissue, bovine and porcine animal tissue, metal and synthetic implants through various distribution channels. The Company operates in one reportable segment composed of four franchises: spine; sports; OEM and international. Discrete financial information is not available for these four franchises. The following table presents revenues from these four franchises for the three and six months ended June 30, 2019 and 2018:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Revenues:
Spine	$26,671	$18,934	$46,676	$38,197
Sports	14,024	14,190	27,803	27,625
OEM	32,483	31,170	61,474	61,290
International	9,129	6,391	16,095	13,463
Total revenues	$82,307	$70,685	$152,048	$140,575

The following table presents percentage of total revenues derived from the Company’s largest distributors:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Percent of revenues derived from:
Distributor
Zimmer Biomet Holdings, Inc.	17%	20%	19%	21%
Medtronic, PLC	7%	8%	8%	8%
DePuy Synthes	3%	6%	4%	5%

The following table presents property, plant and equipment - net by significant geographic location:

	June 30,	December 31,
	2019	2018
Property, plant and equipment - net:
Domestic	$73,580	$72,501
International	6,111	5,453
Total	$79,691	$77,954

26.	Subsequent Events

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

Management Overview

RTI Surgical Holdings, Inc. and Subsidiaries (defined as the “Company” for matters occurring after March 8, 2019) is a global surgical implant company that designs, develops, manufactures and distributes biologic, metal and synthetic implants. Our implants are used in orthopedic, spine, sports medicine, general surgery, trauma and other surgical procedures to repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. We manufacture metal and synthetic implants and process donated human musculoskeletal and other tissue and bovine and porcine animal tissue in producing allograft and xenograft implants using our proprietary BIOCLEANSE®, TUTOPLAST® and CANCELLE® SP sterilization processes. We process tissue at our facilities in Alachua, Florida and Neunkirchen, Germany and manufacture metal and synthetic implants in Marquette, Michigan and Greenville, North Carolina, and we have a distribution and research center in Wurmlingen, Germany. We are accredited in the U.S. by the American Association of Tissue Banks and we are a member of AdvaMed. Our implants are distributed directly to hospitals throughout the U.S. and in more than 40 countries worldwide with the support of both employee and third-party representatives as well as through larger purchasing companies. We were founded in 1997 and are headquartered in Deerfield, Illinois.

Domestic distributions and services accounted for 89% of total revenues in the first six months of 2019. Most of our implants are distributed directly to healthcare providers, hospitals and other healthcare facilities and various original equipment manufacturer (“OEM”) relationships.

International distributions and services accounted for 11% of total revenues in the first six months of 2019. Our implants are distributed in over 40 countries through a direct sales force in Germany and through stocking distributors in the rest of the world outside of Germany and the U.S.

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

Results of Operations

Consolidated Financial Results

The following table reflects revenues for the three and six months ended June 30, 2019 and 2018, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Revenues:
Spine	$26,671	$18,934	$46,676	$38,197
Sports	14,024	14,190	27,803	27,625
OEM	32,483	31,170	61,474	61,290
International	9,129	6,391	16,095	13,463
Total revenues	$82,307	$70,685	$152,048	$140,575

Three Months Ended June 30, 2019, Compared With Three Months Ended June 30, 2018

Total Revenues – Our total revenues increased $11.6 million, or 16.4%, to $82.3 million for the three months ended June 30, 2019, compared to $70.7 million for the three months ended June 30, 2018, due to increased demand from certain OEM distributors, primarily in our dermis based implants and our coflex® Interlaminar Stabilization® implants, acquired through the acquisition of Paradigm, partially offset by the suspension of the map3® implant.

Spine – Revenues from spine implants increased $7.7 million, or 40.9%, to $26.7 million for the three months ended June 30, 2019, compared to $18.9 million for the three months ended June 30, 2018. Spine revenues increased primarily as a result of increased distributions of our legacy spine hardware implants and our coflex® Interlaminar Stabilization® implants, partially offset by the suspension of the map3® implant.

Sports – Revenues from sports allografts decreased $166,000, or 1.2%, to $14.0 million for the three months ended June 30, 2019, compared to $14.2 million for the three months ended June 30, 2018. Sports revenues decreased primarily as a result of lower distributions of our sports tendons and cartilage implants, partially offset by increased distributions of our Cortiva® implant.

OEM - Revenues from OEM increased $1.3 million, or 4.2%, to $32.5 million for the three months ended June 30, 2019, compared to $31.2 million for the three months ended June 30, 2018.  OEM revenues increased primarily due to increased demand from certain OEM distributors, primarily in our dermis based implants.

International – Revenues from international include distributions from our foreign affiliates as well as domestic export revenues.  International revenues increased $2.7 million, or 42.8%, to $9.1 million for the three months ended June 30, 2019, compared to $6.4 million for the three months ended June 30, 2018.  International revenues increased due to the introduction of our coflex® Interlaminar Stabilization® implants.

Costs of Processing and Distribution – Costs of processing and distribution decreased $3.1 million, or 7.6%, to $37.6 million for the three months ended June 30, 2019, compared to $40.6 million for the three months ended June 30, 2018. For the three months ended June 30, 2019 cost of processing and distribution included a $2.9 million charge related to the purchase accounting step-up of Paradigm inventory. For the three months ended June 30, 2018, costs of processing and distribution included an inventory charge of $6.6 million related to the suspension of the map3® implant and a $250,000 charge related to the purchase accounting step-up of Zyga inventory. Adjusted for the impact of purchase accounting step-up and other inventory charges, cost of processing and distribution increased $0.8 million or 2.3%, to $34.6 million, or 42.1% of revenue, for the three months ended June 30, 2019, compared to $33.8 million, or 47.9% of revenue, for the three months ended June 30, 2018.  The increase in costs of processing and distribution corresponds to the increase in revenue, partially offset by reduction in cost from our strategic initiative to optimize material cost and drive operational efficiency.

Marketing, General and Administrative Expenses – Marketing, general and administrative expenses increased $9.7 million, or 33.2%, to $39.0 million for the three months ended June 30, 2019, from $29.3 million for the three months ended June 30, 2018. The increase was primarily due to the Paradigm acquisition resulting in incremental headcount and marketing and administrative related expenses. Marketing, general and administrative expenses increased as a percentage of revenues from 41.4% for the three months ended June 30, 2018, to 47.4% for the three months ended June 30, 2019.

Research and Development Expenses – Research and development expenses increased $598,000, or 18.3%, to $3.9 million for the three months ended June 30, 2019, from $3.3 million for the three months ended June 30, 2018. The increase in research and development was in support of our strategic initiative to accelerate growth resulting in increased investment in new product development and clinical studies. Research and development expenses increased as a percentage of revenues from 4.6% for the three months ended June 30, 2018, to 4.7% for the three months ended June 30, 2019.

Gain on acquisition contingency – Gain on acquisition contingency was $1.6 million for the three months ended June 30, 2019.  The gain on acquisition contingency was the result of an adjustment to our estimate of obligation for future milestone payments on the Zyga acquisition. There was no gain on acquisition contingency for the three months ended June 30, 2018.

Asset impairment and abandonments – There were no asset impairment and abandonments for the three months ended June 30, 2019, as compared to $4.5 million for the three months ended June 30, 2018 related to the suspension of the map3® implant.

Acquisition and Integration Expenses – Acquisition and integration expenses were $2.0 million for the three months ended June 30, 2019.  Included in acquisition and integration expenses are business development expenses of $462,000 and severance expense of $500,000. There were no acquisition and integration expenses for the three months ended June 30, 2018.

Total Net Other Expense – Total net other expense, which includes interest expense, interest income, and foreign exchange loss, increased $2.5 million, or 215.2%, to $3.6 million for the three months ended June 30, 2019, from $1.2 million for the three months ended June 30, 2018. The increase in total net other expense is primarily due to higher interest expense as a result of new debt financing due to the purchase of Paradigm.

Income Tax Benefit – Income tax benefit for the three months ended June 30, 2019, was $2.9 million compared to $2.7 million for the three months ended June 30, 2018. Our effective tax rate for the three months ended June 30, 2019, was 135.3% compared to 33.1% for the three months ended June 30, 2018. Our effective tax rate for the three months ended June 30, 2019, was primarily impacted by the gain recognized on acquisition contingency and the charge related to the purchase accounting step-up of Paradigm inventory.

Six Months Ended June 30, 2019, Compared With Six Months Ended June 30, 2018

Total Revenues – Our total revenues increased $11.5 million, or 8.2%, to $152.0 million for the six months ended June 30, 2019, compared to $140.6 million for the six months ended June 30, 2018, due to increased demand from certain OEM distributors, primarily in our dermis based implants and our coflex® Interlaminar Stabilization® implants, acquired through the acquisition of Paradigm, partially offset by the suspension of the map3® implant.

Spine – Revenues from spine implants increased $8.5 million, or 22.2%, to $46.7 million for the six months ended June 30, 2019, compared to $38.2 million for the six months ended June 30, 2018. Spine revenues increased primarily as a result of increased distributions of our legacy spine hardware implants and our coflex® Interlaminar Stabilization® implants, partially offset by the suspension of the map3® implant.

Sports – Revenues from sports allografts of $27.8 million for the six months ended June 30, 2019, were comparable to the six months ended June 30, 2018.

OEM - Revenues from OEM of $61.5 million for the six months ended June 30, 2019, were comparable to the six months ended June 30, 2018.

International – Revenues from international include distributions from our foreign affiliates as well as domestic export revenues.  International revenues increased $2.6 million, or 19.5%, to $16.1 million for the six months ended June 30, 2019, compared to $13.5 million for the six months ended June 30, 2018.  International revenues increased due to the introduction of our coflex® Interlaminar Stabilization® implants.

Costs of Processing and Distribution – Costs of processing and distribution decreased $7.6 million, or 9.8%, to $69.3 million for the six months ended June 30, 2019, compared to $76.9 million for the six months ended June 30, 2018. For the six months ended

June 30, 2019 cost of processing and distribution included a $2.9 million charge related to the purchase accounting step-up of Paradigm inventory. For the six months ended June 30, 2018, costs of processing and distribution included an inventory write-off of $6.6 million related to the suspension of the map3® implant; an inventory charge of $1.0 million from the write-off of inventory related to our international restructuring and a $456,000 charge related to the purchase accounting step-up of Zyga inventory. Adjusted for the impact of purchase accounting step-up and other inventory charges, cost of processing and distribution decreased $2.5 million or 3.6%, to $66.4 million, or 43.6% of revenue, for the six months ended June 30, 2019, compared to $68.8 million, or 49.0% of revenue, for the six months ended June 30, 2018.  The decrease in costs of processing and distribution is due to the reduction in cost from our strategic initiative to optimize material cost and drive operational efficiency.

Marketing, General and Administrative Expenses – Marketing, general and administrative expenses increased $13.2 million, or 22.9%, to $70.9 million for the six months ended June 30, 2019, from $57.7 million for the six months ended June 30, 2018. The increase was primarily due to increased legal cost related to patent litigation and the Paradigm acquisition resulting in incremental headcount and marketing and administrative related expenses. Marketing, general and administrative expenses increased as a percentage of revenues from 41.0% for the six months ended June 30, 2018, to 46.6% for the six months ended June 30, 2019.

Research and Development Expenses – Research and development expenses increased $1.5 million, or 22.6%, to $8.2 million for the six months ended June 30, 2019, from $6.7 million for the six months ended June 30, 2018. The increase in research and development was in support of our strategic initiative to accelerate growth resulting in increased investment in new product development and clinical studies. Research and development expenses increased as a percentage of revenues from 4.8% for the six months ended June 30, 2018, to 5.4% for the six months ended June 30, 2019.

Severance and Restructuring Costs – There were no severance and restructuring costs for the six months ended June 30, 2019, as compared to $884,000 of expenses for the six months ended June 30, 2018.

Gain on acquisition contingency – Gain on acquisition contingency was $1.6 million for the six months ended June 30, 2019.  The gain on acquisition contingency was the result of an adjustment to our estimate of obligation for future milestone payments on the Zyga acquisition. There was no gain on acquisition contingency for the six months ended June 30, 2018.

Asset impairment and abandonments – There were no asset impairment and abandonments for the six months ended June 30, 2019, as compared to $4.6 million for the six months ended June 30, 2018 related to the suspension of the map3® implant.

Acquisition and Integration Expenses – Acquisition and integration expenses were $10.9 million for the six months ended June 30, 2019. Included in acquisition and integration expenses are business development expenses of $462,000 and severance expense of $896,000. Acquisition and integration expenses for the six months ended June 30, 2018, were $800,000 relating to the purchase of Zyga.

Total Net Other Expense – Total net other expense, which includes interest expense, interest income, and foreign exchange gain, increased $3.2 million, or 166.5%, to $5.1 million for the six months ended June 30, 2019, from $1.9 million for the six months ended June 30, 2018. The increase in total net other expense is primarily due to higher interest expense as a result of new debt financing due to the purchase of Paradigm.

Income Tax Benefit – Income tax benefit for the six months ended June 30, 2019, was $2.5 million compared to $2.5 million for the six months ended June 30, 2018. Our effective tax rate for the six months ended June 30, 2019, was 22.7% compared to 27.6% for the six months ended June 30, 2018. Our effective tax rate for the six months ended June 30, 2019, was primarily impacted by the gain recognized on acquisition contingency, charge related to the purchase accounting step-up of Paradigm inventory and non-deductible acquisition expenses relating to the purchase of Paradigm.

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

To supplement our consolidated financial statements presented on a GAAP basis, we disclose non-GAAP net income applicable to common shares and non-GAAP gross profit adjusted for certain amounts.  The calculation of the tax effect on the adjustments between GAAP net loss applicable to common shares and non-GAAP net income applicable to common shares is based upon our estimated annual GAAP tax rate, adjusted to account for items excluded from GAAP net loss applicable to common shares in calculating non-GAAP net income applicable to common shares.  Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP measures are included in the reconciliations below:

Non-GAAP Net Income Applicable to Common Shares, Adjusted:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Net loss applicable to common shares, as reported	$744	$(6,441)	$(8,343)	$(8,372)
Severance and restructuring costs	—	—	—	884
Gain on acquisition contingency	(1,590)	—	(1,590)	—
Asset impairment and abandonments	—	4,515	—	4,515
Acquisition and integration expenses	1,953	—	10,910	800
Inventory write-off	—	6,559	—	7,582
Inventory purchase price adjustment	2,936	250	2,936	456
Loss on extinguishment of debt	—	309	—	309
Tax effect on adjustments	(3,313)	(3,161)	(2,696)	(3,654)
Non-GAAP net income applicable to common shares, adjusted	$730	$2,031	$1,217	$2,520

Non-GAAP Gross Profit, Adjusted:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(In thousands)
Revenues	$82,307	$70,685	$152,048	$140,575
Costs of processing and distribution	37,562	40,645	69,299	76,853
Gross profit, as reported	44,745	30,040	82,749	63,722
Inventory write-off	—	6,559	—	7,582
Inventory purchase price adjustment	2,936	250	2,936	456
Non-GAAP gross profit, adjusted	$47,681	$36,849	$85,685	$71,760

The following are explanations of the adjustments that management excluded as part of the non-GAAP measures for the three and six months ended June 30, 2019 and 2018. Management removes the amount of these costs including the tax effect on the adjustments from our operating results to supplement a comparison to our past operating performance.

Severance and restructuring costs – These costs relate to the reduction of our organizational structure, primarily driven by simplification of our international operating infrastructure, specifically our distribution model.

Gain on acquisition contingency – The gain on acquisition contingency relates to an adjustment to our estimate of obligation for future milestone payments on the Zyga acquisition.

Asset impairment and abandonments – This adjustment represents an asset impairment and abandonments related to the suspension of the map3® implant.

Acquisition and integration expenses – These costs relate to acquisition and integration expenses due to the purchase of Paradigm and Zyga in 2019 and 2018, respectively.

Inventory write-off – These costs relate to an inventory write-off due to the rationalization of our international distribution infrastructure.

Inventory purchase price adjustment – These costs relate to the purchase price effects of acquired Paradigm and Zyga, respectively, inventory that was sold during the six months ended June 30, 2019 and 2018, respectively.

Loss on extinguishment of debt – This adjustment represents costs relating to refinancing our debt.

Liquidity and Capital Resources

Our working capital at June 30, 2019, excluding the purchase accounting step-up of Paradigm inventory, increased $12.1 million to $131.7 million from $119.7 million at December 31, 2018, primarily as a result of the purchase of Paradigm. We acquired Paradigm for $100.0 million in cash consideration paid at closing consisting of new debt financing of $100.0 million.

At June 30, 2019, we had 70 days of revenues outstanding in trade accounts receivable, an increase of 7 days compared to December 31, 2018. The increase is primarily driven by the longer period receivables remain outstanding for contracts with customers where inventory is exclusively built with no alternative use to us, and where revenue is recognized over time under ASC 606. While we previously recorded revenue and receivables at the time of shipment, they are now recorded over time. The customer, however, is only billed at the time of shipment.

At June 30, 2019, excluding the purchase accounting step-up of Paradigm inventory, we had 320 days of inventory on hand, an increase of 41 days compared to December 31, 2018. The increase in inventory days is primarily due to the acquisition of Paradigm. We believe that our inventory levels will be adequate to support our on-going operations for the next twelve months.

We had $4.5 million of cash and cash equivalents at June 30, 2019. At June 30, 2019, our foreign subsidiaries held $1.9 million in cash. We intend to indefinitely reinvest the earnings of our foreign subsidiaries. If we were to repatriate indefinitely reinvested foreign funds, we would not be subject to additional U.S. federal income tax, however, we would be required to accrue and pay any applicable withholding tax and U.S. state income tax liabilities. We do not believe that this policy of indefinitely reinvesting the earnings of our foreign subsidiaries will have a material adverse effect on the business as a whole.

Our short and long-term obligations at June 30, 2019, increased $116.0 million to $165.1 million from $49.1 million at December 31, 2018. The increase in short and long-term obligations was primarily due to increased borrowing to finance the Paradigm acquisition.

On March 8, 2019, we acquired Paradigm, as discussed above under “Management Overview.”

As of June 30, 2019, we believe that our working capital, together with our borrowing ability under the JPM Facility, will be adequate to fund our ongoing operations for the next twelve months.

As of June 30, 2019, we have no material off-balance sheet arrangements.

Certain Commitments.

Our long-term debt obligations and availability of credit as of June 30, 2019 are as follows:

	Outstanding	Available
	Balance	Credit
	(In thousands)
Ares Term loan	$101,473
JPM facility	65,000	$10,000
Less unamortized debt issuance costs	(1,392)
Total	$165,081

The following table provides a summary of our long-term debt obligations, operating lease obligations and other significant obligations as of June 30, 2019.

	Contractual Obligations Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Long-term debt obligations	$165,081	$—	$—	$165,081	$—
Operating lease obligations	4,071	879	1,933	384	875
Purchase obligations (1)	17,998	17,998	—	—	—
Total	$187,150	$18,877	$1,933	$165,465	$875

(1)	These amounts consist of contractual obligations for capital expenditures and open purchase orders.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities.  We are exposed to interest rate risk in the United States and Germany. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. We have not entered into derivative transactions related to cash and cash equivalents or debt. Our borrowings under our the Ares Term Loan and JPM Facility expose us to market risk related to changes in interest rates. As of June 30, 2019, our outstanding floating rate indebtedness totaled $165.1 million. The primary base interest rate is LIBOR. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease net income and cash flow by approximately $1.3 million. Other outstanding debt consists of fixed rate instruments. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2019. However, we can give no assurance that interest rates will not significantly change in the future.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. Our international operations currently transact business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on June 30, 2019 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations. We do not expect changes in exchange rates to have a material adverse effect on our income or our cash flows in 2019. However, we can give no assurance that exchange rates will not significantly change in the future.

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

Other than the items described above, there have not been any changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended June 30, 2019, that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of integrating Paradigm into our overall internal control over financial reporting processes.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of June 30, 2019, will have a material adverse impact on its financial position or results of operations.

For a further description, we refer you to Part I, Item 1, Note 23 entitled “Legal Actions” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of material legal proceedings.

Item 1A.	Risk Factors

There has been no material change in our risk factors as previously disclosed in Part I, Item 1.A., Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2018, as filed with the Securities and Exchange Commission on March 5, 2019, although certain risk factors with respect to the ability to close the Paradigm acquisition are no longer applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to our repurchases of our common stock during the six months ended June 30, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 to January 31, 2019	9,192	$4.10	—	—
February 1, 2019 to February 28, 2019	2,571	$4.98	—	—
March 1, 2019 to March 31, 2019	17,258	$4.98	—	—
April 1, 2019 to April 30, 2019	847	$4.98	—	—
May 1, 2019 to May 31, 2019	6,901	$4.90	—	—
June 1, 2019 to June 30, 2019	-	$-	—	—
Total	36,769	$4.63	—	—

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards, their tax withholdings obligations.
Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

2.1(1)	Master Transaction Agreement, dated as of November 1, 2018, by and among RTI Surgical, Inc., PS Spine Holdco, LLC, Bears Holding Sub, Inc., and Bears Merger Sub, Inc.

3.1(1)	Amended and Restated Certificate of Incorporation of the Company, effective as of March 8, 2019.

3.2(1)	Certificate of Designation of Series A Convertible Preferred Stock of the Company, effective as of March 8, 2019.

3.3(1)	Amended and Restated Bylaws of the Company, effective as of March 8, 2019.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K12B filed by the Registrant on March 11, 2019.

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

Date: August 5, 2019