Form 10-Q
period 2019-09-30
RTI Surgical Holdings, Inc.
filed 2019-11-07
CIK 1760173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

         ________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

Shares of common stock, $0.001 par value, outstanding on November 4, 2019:  73,814,831

RTI SURGICAL HOLDINGS, INC.

FORM 10-Q For the Quarter Ended September 30, 2019

Part IFinancial Information

Item 1.Unaudited Condensed Consolidated Financial Statements

RTI SURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	September 30,	December 31,
	2019	2018
Assets
Current Assets:
Cash and cash equivalents	$2,950	$10,949
Accounts receivable - less allowances of $2,988 at September 30, 2019
and $2,380 at December 31, 2018	56,556	48,351
Inventories - net	130,913	107,471
Prepaid and other current assets	8,631	8,791
Total current assets	199,050	175,562
Non-current inventories - net	18,345	-
Property, plant and equipment - net	81,206	77,954
Deferred tax assets - net	20,967	17,510
Goodwill	236,547	59,798
Other intangible assets - net	24,345	26,359
Other assets - net	7,271	4,003
Total assets	$587,731	$361,186
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$17,800	$26,309
Accrued expenses	31,067	24,683
Current portion of deferred revenue	2,748	4,908
Total current liabilities	51,615	55,900
Long-term obligations	169,137	49,073
Acquisition contingencies	63,719	4,986
Other long-term liabilities	2,271	633
Deferred revenue	1,134	744
Total liabilities	287,876	111,336
Commitments and contingencies (Note 22)
Preferred stock Series A, $.001 par value: 5,000,000 shares authorized; 50,000 shares issued and outstanding	66,364	66,226
Stockholders' equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 75,087,917 and 63,461,700 shares issued and outstanding, respectively	75	64
Additional paid-in capital	497,518	433,143
Accumulated other comprehensive loss	(8,390)	(7,270)
Accumulated deficit	(250,639)	(237,444)
Less treasury stock, 1,265,761 and 1,221,180 shares, respectively, at cost	(5,073)	(4,869)
Total stockholders' equity	233,491	183,624
Total liabilities and stockholders' equity	$587,731	$361,186

See notes to unaudited condensed consolidated financial statement.

RTI SURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive (Loss) Gain

(Unaudited, in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues	$76,129	$69,064	$228,177	$209,639
Costs of processing and distribution	34,642	31,409	103,941	108,262
Gross profit	41,487	37,655	124,236	101,377
Expenses:
Marketing, general and administrative	37,107	29,671	107,983	87,326
Research and development	4,271	3,606	12,475	10,297
Severance and restructuring costs	—	824	—	1,708
Gain on acquisition contingency	—	—	(1,590)	—
Asset impairment and abandonments	—	104	15	4,748
Acquisition and integration expenses	3,209	1,941	14,119	2,741
Cardiothoracic closure business divestiture contingency consideration	—	(3,000)	—	(3,000)
Total operating expenses	44,587	33,146	133,002	103,820
Operating (loss) income	(3,100)	4,509	(8,766)	(2,443)
Other (expense) income:
Interest expense	(3,718)	(611)	(8,957)	(2,223)
Interest income	4	14	161	31
Loss on extinguishment of debt	—	—	—	(309)
Foreign exchange loss	(78)	(1)	(128)	(23)
Total other expense - net	(3,792)	(598)	(8,924)	(2,524)
(Loss) income before income tax benefit (expense)	(6,892)	3,911	(17,690)	(4,967)
Income tax benefit (expense)	2,040	(807)	4,495	1,646
Net (loss) income	(4,852)	3,104	(13,195)	(3,321)
Convertible preferred dividend	—	(173)	—	(2,120)
Net (loss) income applicable to common shares	(4,852)	2,931	(13,195)	(5,441)
Other comprehensive (loss) gain:
Unrealized foreign currency translation loss	(1,122)	(130)	(1,120)	(651)
Comprehensive (loss) gain	$(5,974)	$2,801	$(14,315)	$(6,092)
Net (loss) income per common share - basic	$(0.06)	$0.05	$(0.18)	$(0.09)
Net (loss) income per common share - diluted	$(0.06)	$0.04	$(0.18)	$(0.09)
Weighted average shares outstanding - basic	75,194,036	63,495,952	72,007,860	63,517,958
Weighted average shares outstanding - diluted	75,194,036	79,284,315	72,007,860	63,517,958

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity

(Unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2019	$64	$433,143	$(7,270)	$(237,444)	$(4,869)	$183,624
Net loss	—	—	—	(9,087)	—	(9,087)
Foreign currency translation adjustment	—	—	(393)	—	—	(393)
Exercise of common stock options	—	284	—	—	—	284
Equity instruments issued in connection
with Paradigm Spine acquisition - net of fees	11	60,719	—	—	—	60,730
Stock-based compensation	—	1,163	—	—	—	1,163
Purchase of treasury stock	—	—	—	—	(130)	(130)
Amortization of preferred stock series A issuance costs	—	(46)	—	—	—	(46)
Balance, March 31, 2019	75	495,263	(7,663)	(246,531)	(4,999)	236,145
Net income	—	—	—	744	—	744
Foreign currency translation adjustment	—	—	395	—	—	395
Exercise of common stock options	—	111	—	—	—	111
Stock-based compensation	—	1,267	—	—	—	1,267
Purchase of treasury stock	—	—	—	—	(42)	(42)
Amortization of preferred stock series A issuance costs	—	(45)	—	—	—	(45)
Balance, June 30, 2019	75	496,596	(7,268)	(245,787)	(5,041)	238,575
Net loss	—	—	—	(4,852)	—	(4,852)
Foreign currency translation adjustment	—	—	(1,122)	—	—	(1,122)
Exercise of common stock options	—	—	—	—	—	—
Stock-based compensation	—	969	—	—	—	969
Purchase of treasury stock	—	—	—	—	(32)	(32)
Amortization of preferred stock series A issuance costs	—	(47)	—	—	—	(47)
Balance, September 30, 2019	$75	$497,518	$(8,390)	$(250,639)	$(5,073)	$233,491

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2018	$63	$429,459	$(6,329)	$(237,066)	$(4,390)	$181,737
Accumulated effect of adoption of
the revenue recognition standard	—	—	—	872	—	872
Net loss	—	—	—	(965)	—	(965)
Foreign currency translation adjustment	—	—	393	—	—	393
Exercise of common stock options	—	287	—	—	—	287
Stock-based compensation	—	1,280	—	—	—	1,280
Purchase of treasury stock	—	—	—	—	(363)	(363)
Amortization of preferred stock series A issuance costs	—	(46)	—	—	—	(46)
Preferred stock Series A dividend	—	(966)	—	—	—	(966)
Balance, March 31, 2018	63	430,014	(5,936)	(237,159)	(4,753)	182,229
Net loss	—	—	—	(5,460)	—	(5,460)
Foreign currency translation adjustment	—	—	(914)	—	—	(914)
Exercise of common stock options	—	33	—	—	—	33
Stock-based compensation	—	1,290	—	—	—	1,290
Purchase of treasury stock	—	—	—	—	(77)	(77)
Amortization of preferred stock series A issuance costs	—	(45)	—	—	—	(45)
Preferred stock Series A dividend	—	(981)	—	—	—	(981)
Balance, June 30, 2018	63	430,311	(6,850)	(242,619)	(4,830)	176,075
Net income	—	—	—	3,104	—	3,104
Foreign currency translation adjustment	—	—	(130)	—	—	(130)
Exercise of common stock options	—	905	—	—	—	905
Stock-based compensation	—	1,080	—	—	—	1,080
Purchase of treasury stock	—	—	—	—	(39)	(39)
Amortization of preferred stock series A issuance costs	—	(46)	—	—	—	(46)
Preferred stock Series A dividend	—	(173)	—	—	—	(173)
Balance, September 30, 2018	$63	$432,077	$(6,980)	$(239,515)	$(4,869)	$180,776

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(13,195)	$(3,321)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	11,413	10,794
Provision for bad debts and product returns	1,050	845
Provision for inventory write-downs	5,482	12,906
Amortization of deferred revenue	(3,772)	(3,652)
Deferred income tax benefit	(4,229)	(1,214)
Stock-based compensation	3,399	3,650
Asset impairment and abandonments	—	4,748
Cardiothoracic closure business divestiture contingency consideration	—	(3,000)
Gain on acquisition contingency	(1,590)	—
Paid in kind interest expense	2,948	—
Other	1,069	728
Change in assets and liabilities:
Accounts receivable	(4,278)	(6,587)
Inventories	(4,904)	(5,843)
Accounts payable	(12,608)	826
Accrued expenses	4,329	(4,417)
Deferred revenue	2,000	2,000
Other operating assets and liabilities	177	2,544
Net cash (used in) provided by operating activities	(12,709)	11,007
Cash flows from investing activities:
Purchases of property, plant and equipment	(10,882)	(7,106)
Patent and acquired intangible asset costs	(1,786)	(2,798)
Cardiothoracic closure business divestiture	—	3,000
Acquisition of Zyga Technology	—	(21,000)
Acquisition of Paradigm Spine	(99,692)	—
Net cash used in investing activities	(112,360)	(27,904)
Cash flows from financing activities:
Proceeds from exercise of common stock options	395	2,334
Proceeds from long-term obligations	118,000	74,425
Payments of debt issuance costs	(729)	—
Payments on long-term obligations	(500)	(71,171)
Other financing activities	—	(1,035)
Net cash provided by financing activities	117,166	4,553
Effect of exchange rate changes on cash and cash equivalents	(96)	(15)
Net decrease in cash and cash equivalents	(7,999)	(12,359)
Cash and cash equivalents, beginning of period	10,949	22,381
Cash and cash equivalents, end of period	$2,950	$10,022
Supplemental cash flow disclosure:
Cash paid for interest	$4,941	$2,517
Income tax refunds, net of payments	1,982	(6,659)
Non-cash acquisition of property, plant and equipment	817	471
Increase in accrual for dividend payable	—	2,120
Non-cash acquisition of Paradigm Spine	60,730	—
Non-cash common stock issuance	60,730	—

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

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown.  The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a fair presentation of condensed consolidated financial position, results of operations, comprehensive loss and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the condensed consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

3.	Recently Issued and Adopted Accounting Standards

In May 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASU”) No. 2019-05 Financial Instruments — Credit Losses (Topic 326) which provides relief to certain entities adopting ASU 2016-13 (discussed below). The amendments accomplish those objectives by providing entities with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, that are within the scope of Subtopic 326-20, upon adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. ASU 2019-05 has the same transition as ASU 2016-13 and is effective for periods beginning after December 15, 2019, with adoption permitted after this update. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements.

In April 2019, the FASB issued ASU No. 2019-04 Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which provides updates and clarifications to three previously-issued ASUs: 2016-01 Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities; 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, described further above and which the Company has not yet adopted; and 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which the Company early adopted effective January 1, 2018. The updates related to ASU 2016-13 have the same transition as ASU 2016-13 and are effective for periods beginning after December 15, 2019, with adoption permitted after the issuance of ASU 2019-04. The updates related to ASU 2017-12 are effective for the Company on January 1, 2020. The updates related to ASU 2016-01 are effective for fiscal years beginning after December 15, 2019. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses. ASU 2016-13 introduces a new model for estimating credit losses for certain types of financial instruments, including loans receivable, held-to-maturity debt securities, and net investments in direct financing leases, amongst other financial instruments. ASU 2016-13 also modifies the impairment model for available-for-sale debt securities and expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for losses. ASU 2016-13 is effective for periods beginning after December 15, 2019, with adoption permitted for fiscal years beginning after December 15, 2018. Retrospective adjustments shall be applied through a cumulative-effect adjustment to retained earnings. The Company is currently evaluating the impact of this new standard on its condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in “Leases (Topic 840).” ASU 2016-02 establishes a right-of-use (“ROU”) model that requires operating leases be recorded on the balance sheet through recognition of a liability for the discounted present value of future lease payments and a corresponding ROU asset. The ROU asset recorded at commencement of the lease represents the right to use the underlying asset over the lease term in exchange for the lease payments. Leases with an initial term of 12 months or less and do not have an option to purchase the underlying asset that is deemed reasonably certain to exercise are not recorded on the balance sheet; rather, rent expense for these leases is recognized on a straight-line basis over the lease term. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

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

The Company’s leases are classified as operating leases and includes office space, automobiles, and copiers.  The Company does not have any finance leases and the Company’s operating leases do not have any residual value guarantees, restrictions or covenants. The Company does not have any leases that have not yet commenced as of September 30, 2019. The majority of our leases have remaining lease terms of 1 to 14 years, some of which include options to extend or terminate the leases.  The option to extend is only included in the lease term if the Company is reasonably certain of exercising that option. Operating lease ROU assets are presented within other assets-net on the condensed consolidated balance sheet.  The current portion of operating lease liabilities are presented within accrued expenses, and the non-current portion of operating lease liabilities are presented within other long-term liabilities on the condensed consolidated balance sheet.

A subset of the Company’s automobile and copier leases contain variable payments.  The variable lease payments for such automobile leases are based on actual mileage incurred at the standard contractual rate. The variable lease payments for such copier leases are based on actual copies incurred at the standard contractual rate. The variable lease costs for all leases are immaterial.

The components of operating lease expense were as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease cost	$437	$1,221
Short-term operating lease cost	—	36
Total operating lease cost	$437	$1,257

Supplemental cash flow information related to operating leases was as follows:

	For the Three Months Ended	For the Nine Months Ended
	September 30, 2019	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities	$432	$1,123
ROU assets obtained in exchange for lease obligations	—	34

Supplemental balance sheet information related to operating leases was as follows:

		Balance at
	Balance Sheet Classification	September 30, 2019
Assets:
Right-of-use assets	Other assets - net	$3,110
Liabilities:
Current	Accrued expenses	$1,376
Noncurrent	Other long-term liabilities	1,815
Total operating lease liabilities		$3,191

As of September 30, 2019, the weighted-average remaining lease term was 4.7 years. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, the Company estimates its incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value. The weighted-average discount rate of the Company’s operating leases was 4.7%, as of September 30, 2019.

As of September 30, 2019, maturities of operating lease liabilities were as follows:

Balance at
Maturity of Operating Lease Liabilities	September 30, 2019
2019 (remaining)	$434
2020	1,351
2021	559
2022	221
2023	160
2024 and beyond	875
Total future minimum lease payments	3,600
Less imputed interest	(409)
Total	$3,191

As previously disclosed in our 2018 Annual Report on Form 10-K, which followed the lease accounting prior to adoption of ASC 842, future commitments relating to operating leases for the five years and period thereafter as of December 31, 2018 were as follows:

Balance at
Maturity of Operating Lease Liabilities	December 31, 2018
2019	$1,374
2020	806
2021	276
2022	162
2023	166
2024 and beyond	882
Total future minimum lease payments	$3,666

5.Revenue from Contracts with Customers

The Company operates in one reportable segment composed of four lines of business. The reporting of the Company’s lines of business are composed primarily of four franchises: spine; sports; original equipment manufacturer (“OEM”) and international. The following table presents revenues from these four categories for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Spine	$23,661	$20,741	$70,337	$58,938
Sports	12,704	12,271	40,507	39,896
OEM	32,341	30,092	93,815	91,382
International	7,423	5,960	23,518	19,423
Total revenues from contracts with customers	$76,129	$69,064	$228,177	$209,639

The following table presents revenues recognized at a point in time and over time for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenue recognized at a point in time	$57,586	$56,401	$176,509	$178,098
Revenue recognized over time	18,543	12,663	51,668	31,541
Total revenues from contracts with customers	$76,129	$69,064	$228,177	$209,639

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

The opening and closing balances of the Company’s accounts receivable, contract asset and current and long-term contract liability for the nine months ended September 30, 2019 and 2018 are as follows:

			Contract
		Contract	Liability
	Accounts	Liability	(Long-
	Receivable	(Current)	Term)
Opening Balance, January 1, 2019	$48,351	$5,425	$744
Closing Balance, September 30, 2019	56,556	3,311	1,134
Increase/(decrease)	8,205	(2,114)	390

			Contract
		Contract	Liability
	Accounts	Liability	(Long-
	Receivable	(Current)	Term)
Opening Balance, January 1, 2018	$38,324	$5,978	$3,741
Closing Balance, September 30, 2018	44,141	5,892	1,968
Increase/(decrease)	5,817	(86)	(1,773)

Contract liabilities consist primarily of the return allowance described above, and of deferred revenue arising from upfront and annual exclusivity fees. The difference between the opening and closing balances of the Company’s contract liabilities primarily results from the Company’s performance of the Company’s contractual obligations over time. The Company recognizes sales commissions as incurred because the amortization period is less than one year. The Company does not incur other incremental costs relating to obtaining a contract with a customer, and therefore, does not have contract assets, or impairment losses associated therewith. Revenue recognized for the nine months ended September 30, 2019 and 2018, from amounts included in contract liabilities at the beginning of the period were $3,771 and $3,651, respectively.

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

The consideration for the Contribution was $100,000 (the “Cash Consideration Amount”) in cash and 10,729,614 shares of Company common stock (the “Stock Consideration Amount”). The Cash Consideration Amount was adjusted by Paradigm’s working capital of $7,000.

In addition to the Cash Consideration Amount and the Stock Consideration Amount, the Company may be required to make further cash payments or issue additional shares of Company common stock to PS Spine in an amount up to $50,000 of shares of Company common stock to be valued based upon the Legacy RTI Price and an additional $100,000 of cash and/or Company common stock to be valued at the time of issuance, in each case, if certain revenue targets are achieved between closing, March 8, 2019, and December 31, 2022.  The Company estimates a contingent liability related to the revenue based earnout of $94,976 utilizing a Monte-Carlo simulation model. A Monte-Carlo simulation is an analytical method used to estimate fair value by performing a large number of simulations or trial runs and thereby determining a value based on the possible outcomes. Accounted for as a liability to be revalued at each reporting period, the preliminary fair value of the contingent liability was measured using Level 3 inputs, which includes weighted average cost of capital and projected revenues and costs. Acquisition and integration related costs were approximately $15,537, of which approximately $4,143 was incurred during 2018, $11,394 (which includes business development expenses of $462 and severance expense of $896) was incurred for the nine months ended September 30, 2019 and is reflected separately in the accompanying condensed consolidated statements of comprehensive (loss) gain. As of September 30, 2019, there was a $34,653 reduction in the contingent liability estimate of the Paradigm acquisition revenue earnout, as the probability weighted model has been updated based on the current updated forecast for the performance of the Paradigm product portfolio.

The Company has accounted for the acquisition of Paradigm under Accounting Standards Codification (“ASC”) 805, Business Combinations.  Paradigm’s results of operations are included in the condensed consolidated financial statements beginning after March 8, 2019, the acquisition date.

The purchase price was financed as follows:

(In thousands)
Cash proceeds from second lien credit agreement	$100,000
Fair market value of securities issued	60,730
Fair market value of contingent earnout	60,323
Total purchase price	$221,053

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

During the three months ended September 30, 2019, the Company made the following changes to the fair values of acquired assets and liabilities as follows:

	Balance at
	September 30, 2019	June 30, 2019	Change
	(In thousands)
Cash	$308	$79	$229
Accounts receivable	5,220	5,220	-
Inventories	43,084	43,084	-
Other current assets	1,693	1,693	-
Property, plant and equipment	379	379	-
Current liabilities	(6,380)	(6,380)	-
Net tangible assets acquired	44,304	44,075	229
Goodwill	176,749	211,631	(34,882)
Total net assets acquired	$221,053	$255,706	$(34,653)

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

•	Coflex allows the Company to provide surgeons who treat patients with moderate to severe LSS with a PMA-approved device supported by more than 12 years of clinical data.

These potential benefits resulted in the Company paying a premium for Paradigm resulting in the preliminary recognition of $176,749 of goodwill assigned to the Company’s only operating segment and reporting unit.

The amount of Paradigm’s revenues and net loss since the March 8, 2019, acquisition date, included in the Company’s condensed consolidated statement of comprehensive (loss) gain for the nine months ended September 30, 2019, excluding acquisition and integration related costs of approximately $11,394, are $20,304 and $99, respectively.

The following unaudited pro forma information shows the results of the Paradigm’s operations as though the acquisition had occurred as of the beginning of the prior comparable period, January 1, 2018, (in thousands):

For the Nine Months Ended
September 30,
2018
Revenues	$30,532
Net loss applicable to common shares	(30,604)
Net loss applicable to common shares excluding acquisition and integration costs	(30,604)

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of the beginning of the periods presented, or the results that may occur in the future.

7.	Acquisition of Zyga Technology, Inc.

On January 4, 2018, the Company acquired Zyga Technology, Inc. (“Zyga”), a spine-focused medical device company that develops and produces innovative minimally invasive devices to treat underserved conditions of the lumbar spine. Zyga’s primary product is the SImmetry® Sacroiliac Joint Fusion System. Under the terms of the merger agreement dated January 4, 2018, the Company acquired Zyga for $21,000 in consideration paid at closing (consisting of borrowings of $18,000 on the Company’s revolving credit facility and $3,000 cash on hand), $1,000 contingent upon the successful achievement of a clinical milestone, and a revenue based earnout consideration of up to $35,000. Based on a probability weighted model, the Company estimates a contingent liability related to the clinical milestone and revenue based earnout of $4,986. Acquisition related costs were approximately $1,430, of which approximately $630 was incurred in 2017 and $800 was incurred for the three months ended March 31, 2018 and is reflected separately in the accompanying condensed consolidated statements of comprehensive (loss) gain. As of September 30, 2019, there was a $1,590 reduction in the contingent liability estimate of the Zyga acquisition revenue earnout, as the probability weighted model has been updated based on the current updated forecast for the performance of the Zyga product portfolio.

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

Total net assets acquired as of January 4, 2018, are all part of the Company’s only operating segment and reporting unit.  Fair values are based on management’s estimates and assumptions including variations of the income approach, the cost approach and the market approach. Other intangible assets include patents of $6,500 with a useful life of 13 years, trademarks of $80 with a useful life of 1 year and selling and marketing relationships of $180 with a useful life of 7 years.

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

The following unaudited pro forma information shows the results of the Zyga’s operations as though the acquisition had occurred as of the beginning of the prior comparable period, January 1, 2018, (in thousands):

For the Nine Months Ended
September 30,
2018
Revenues	$3,595
Net loss applicable to common shares	(2,295)

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

Stock Options

As of September 30, 2019, there was $1,440 of total unrecognized stock-based compensation related to nonvested stock options. The expense related to these stock options is expected to be recognized over a weighted-average period of 2.99 years.

The following table summarizes information about stock options outstanding, exercisable and available for grant as of September 30, 2019:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at January 1, 2019	4,295,744	$3.76
Granted	395,900	4.68
Exercised	(118,500)	3.34
Forfeited or expired	(197,620)	4.32
Outstanding at September 30, 2019	4,375,524	$3.83	5.37	$15
Vested or expected to vest at September 30, 2019	4,154,261	$3.79	5.19	$15
Exercisable at September 30, 2019	3,163,099	$3.56	4.20	$15
Available for grant at September 30, 2019	4,186,650

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

Other information concerning stock options are as follows:

	For the Nine Months Ended
	September 30,
	2019	2018
Weighted average fair value of stock options granted	$1.97	$2.05
Aggregate intrinsic value of stock options exercised	161	344

The aggregate intrinsic value of stock options exercised in a period represents the pre-tax cumulative difference, for the stock options exercised during the period, between the fair market value of the underlying common stock and the stock option exercise prices.

Restricted Stock Awards

As of September 30, 2019, there was $2,991 of total unrecognized stock-based compensation related to unvested restricted stock awards.  That expense is expected to be recognized on a straight-line basis over a weighted-average period of 1.63 years. The following table summarizes information about unvested restricted stock awards as of September 30, 2019:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at January 1, 2019	1,075,215	$4.29
Granted	667,205	4.80
Vested	(458,646)	4.16
Forfeited	(81,169)	4.86
Unvested at September 30, 2019	1,202,605	$4.61

Restricted Stock Units

As of September 30, 2019, there was $903 of total unrecognized stock-based compensation related to unvested restricted stock units.  That expense is expected to be recognized on a straight-line basis over a weighted-average period of 2.25 years. The following table summarizes information about unvested restricted stock units as of September 30, 2019:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at January 1, 2019	—	$—
Granted	226,352	7.41
Vested	—	—
Forfeited	(41,770)	7.41
Unvested at September 30, 2019	184,582	$7.41

For the three and nine months ended September 30, 2019 and 2018, the Company recognized stock-based compensation as follows:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock-based compensation:
Costs of processing and distribution	$36	$33	$108	$99
Marketing, general and administrative	918	1,032	3,246	3,506
Research and development	15	15	45	45
Total	$969	$1,080	$3,399	$3,650

9.	Net Income Per Common Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted net income per common share is presented below:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Basic shares	75,194,036	63,495,952	72,007,860	63,517,958
Effect of dilutive securities:
Stock options	—	675,028	—	—
Preferred stock Series A	—	15,113,335	—	—
Diluted shares	75,194,036	79,284,315	72,007,860	63,517,958

For the three months ended September 30, 2019 and 2018, approximately 2,315,856 and 1,474,375, respectively, and for the nine months ended September 30, 2019 and 2018, approximately 1,653,991 and 1,456,829, respectively, of issued stock options were not included in the computation of diluted net loss per common share because they were anti-dilutive because their exercise price exceeded the market price. For the three months and nine ended September 30, 2019, options to purchase 327,085 and 667,015, respectively, shares of common stock were not included in the computation of diluted loss per share because dilutive shares are not factored into this calculation when net loss is reported.  For the nine months ended September 30, 2018, options to purchase 608,390 shares of common stock were not included in the computation of diluted loss per share because dilutive shares are not factored into this calculation when a net loss is reported.

For the three and nine months ended September 30, 2019, 50,000 shares of convertible preferred stock or 15,152,761of converted common stock and accrued but unpaid dividends were anti-dilutive on an as if-converted basis and were not included in the computation of diluted net loss per common share. For the nine months ended September 30, 2018, 50,000 shares of convertible preferred stock or 15,113,335 of converted common stock and accrued but unpaid dividends were anti-dilutive on an as if-converted basis and were not included in the computation of diluted net loss per common share.

10.	Inventories

Inventories by stage of completion are as follows:

	September 30,	December 31,
	2019	2018
Unprocessed tissue, raw materials and supplies	$27,170	$24,211
Tissue and work in process	34,186	31,796
Implantable tissue and finished goods	87,902	51,464
Total	149,258	107,471
Less current portion	130,913	107,471
Long-term portion	$18,345	$-

For the three months ended September 30, 2019 and 2018, the Company had inventory write-downs of $2,208 and $2041, respectively, and for the nine months ended September 30, 2019 and 2018, the Company had inventory write-downs of $5,482 and $12,906, respectively, relating primarily to product obsolescence. As of September 30, 2019, the long-term portion of inventory relates to finished goods.

Included in the three months ended March 31, 2018, are $1,023 of product obsolescence which was due to the rationalization of our international distribution infrastructure.  Included in the three months ended June 30, 2018, was $6,559 of inventory write-off which was due to the suspension of the map3® implant.

11.	Prepaid and Other Current Assets

Prepaid and Other Current Assets are as follows:

	September 30,	December 31,
	2019	2018
Income tax receivable	$3,222	$3,920
Prepaid expenses	5,016	4,127
Other	393	744
	$8,631	$8,791

12.	Property, Plant and Equipment

Property, plant and equipment are as follows:

	September 30,	December 31,
	2019	2018
Land	$1,982	$2,020
Buildings and improvements	57,906	58,093
Processing equipment	46,046	42,599
Surgical instruments	27,164	24,070
Office equipment, furniture and fixtures	1,994	1,877
Computer equipment and software	19,146	18,873
Construction in process	12,757	8,934
	166,995	156,466
Less accumulated depreciation	(85,789)	(78,512)
	$81,206	$77,954

For the three months ended September 30, 2019 and 2018, the Company had depreciation expense in connection with property, plant and equipment of $2,898 and $2,577, respectively, and for the nine months ended September 30, 2019 and 2018, the Company had depreciation expense in connection with property, plant and equipment of $8,437 and $7,824, respectively.  For the three months ended June 30, 2018, the Company had $1,797 of asset impairment and abandonment charges relating to the suspension of the map3® implant.

13.	Goodwill

Goodwill acquired during the nine months ended September 30, 2019, includes the excess of the Paradigm purchase price over the sum of the amounts assigned to assets acquired less liabilities assumed.

	September 30,	December 31,
	2019	2018
Balance at January 1	$59,798	$46,242
Goodwill acquired related to Zyga acquisition	—	13,556
Goodwill acquired related to Paradigm acquisition	176,749	—
Balance at end of period	$236,547	$59,798

14.	Other Intangible Assets

Other intangible assets are as follows:

	September 30, 2019			December 31, 2018
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$16,376	$5,014	$11,362	$16,092	$4,194	$11,898
Acquired licensing rights	7,452	2,076	5,376	11,852	6,468	5,384
Marketing and procurement and other intangible assets	20,181	12,574	7,607	20,356	11,279	9,077
Total	$44,009	$19,664	$24,345	$48,300	$21,941	$26,359

For the three months ended September 30, 2019 and 2018, the Company had amortization expense of other intangible assets of $1,024 and $1,149, respectively, and for the nine months ended September 30, 2019 and 2018, the Company had amortization expense of other intangible assets of $2,976 and $2,970, respectively.  For the three months ended June 30, 2018, the Company had $2,718 of asset impairment and abandonment charges related to the suspension of the map3® implant.

At September 30, 2019, management’s estimates of future amortization expense for the next five years are as follows:

Amortization
Expense
2019 (remaining)	$1,050
2020	4,100
2021	4,100
2022	4,100
2023	1,800
2024	1,800

15.	Accrued Expenses

Accrued expenses are as follows:

	September 30,	December 31,
	2019	2018
Accrued compensation	$4,641	$8,678
Accrued severance and restructuring costs	518	931
Accrued distributor commissions	4,019	3,907
Accrued donor recovery fees	10,217	4,088
Accrued leases	1,376	-
Accrued acquisition and integration expenses	2,725	-
Other	7,571	7,079
	$31,067	$24,683

16.	Short and Long-Term Obligations

Short and long-term obligations are as follows:

	September 30,	December 31,
	2019	2018
Ares Term loan	$102,948	$—
JPM facility	67,500	50,000
Less unamortized debt issuance costs	(1,311)	(927)
Total	169,137	49,073
Less current portion	—	—
Long-term portion	$169,137	$49,073

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

At September 30, 2019, the interest rate for the JPM Facility was 4.10%. As of September 30, 2019, there was $67,500 outstanding on the JPM Facility and total remaining available credit on the JPM Facility was $7,500. The Company’s ability to access the JPM Facility is subject to and can be limited by the Company’s compliance with the Company’s financial and other covenants. The Company was in compliance with the financial covenants related to the JPM Facility as of September 30, 2019.

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

At September 30, 2019, the interest rate for the Ares Term Loan was 10.79%. The Company was in compliance with the financial covenants related to the Ares Term Loan as of September 30, 2019.

For the nine months ended September 30, 2019 and 2018, interest expense associated with the amortization of debt issuance costs was $442 and $476, respectively. Included in the nine months ended September 30, 2019, was $219 of accelerated amortization of debt issuance costs associated with the modification of the 2018 Credit Agreement.  For the nine months ended September 30, 2019, the Company incurred total debt issuance cost of $826.

As of September 30, 2019, the Company had approximately $2,950 of cash and cash equivalents and $7,500 of availability under its revolver agreement.  For the nine-month period ended September 30, 2019, the Company used approximately $12,709 of cash in its operations.

To maintain adequate available liquidity and execute on the Company’s current business plan, which includes the integration of recent acquisitions, the Company intends to utilize cash flow from operations to fund business expenses.  In addition, the Company intends to manage the timing and payment of variable expenditures and utilize available working capital.  As of November 7, 2019, the Company believes that its working capital, together with available borrowings under the revolving credit facility will be adequate to fund ongoing operations for the next twelve months.

The Company’s debt agreements contain a leverage to EBITDA covenant, which as of September 30, 2019, required the Company to maintain a 6:1 leverage to trailing twelve-month adjusted EBITDA ratio.  The debt agreement successively reduces the covenant ratio to 5:1, 4.75:1, 4.5:1, and 4.25:1, over each of the next four quarters. The Company’s leverage ratio as of September 30, 2019 is approximately 5.0:1.  If the Company is unable to execute on its acquisition integration plans or achieve its projected growth and cash flow targets, its available liquidity could be further limited, and its operations may lead to defaults under the borrowing agreements.

17.	Other long-term liabilities

Other long-term liabilities are as follows:

	September 30,	December 31,
	2019	2018
Acquisition contingencies	$63,719	$4,986
Other	2,271	633
	$65,990	$5,619

Acquisition contingencies represent the Company’s fair value estimate of the Zyga acquisition clinical and revenue milestones of $3,396 and the Company’s preliminary fair value estimate of the Paradigm acquisition revenue earnout contingency of $60,323. As of September 30, 2019, there was a $1,590 reduction in the contingent liability estimate of the Zyga acquisition revenue earnout, as the probability weighted model has been updated based on the current updated forecast for the performance of the Zyga product portfolio. As of September 30, 2019, there was a $34,653 reduction in the contingent liability estimate of the Paradigm acquisition revenue earnout, as the probability weighted model has been updated based on the current updated forecast for the performance of the Paradigm product portfolio.

18.	Income Taxes

The Company expects its deferred tax assets of $20,967, net of the valuation allowance at September 30, 2019 of $3,082, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

The Company evaluates the need for deferred tax asset valuation allowances based on a more likely than not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction.

The assessment regarding whether a valuation allowance is required or should be adjusted also considers all available positive and negative evidence.  It is difficult to conclude a valuation allowance is not required when there is significant objective and verifiable negative evidence, such as cumulative losses in recent years. The Company utilizes a rolling three-years of actual results as the primary measure of cumulative income or losses in recent years.

On a rolling three-years, the Company’s consolidated U.S. operations are in a cumulative income position.  However, one U.S. entity is in a three-year cumulative loss position. The Company has established a valuation allowance on this entity’s separate state deferred tax assets.

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

The Company will continue to regularly assess the realizability of its deferred tax assets. Changes in historical earnings performance and future earnings projections, among other factors, may cause the Company to adjust its valuation allowance, which would impact the Company’s income tax expense in the period the Company determines that these factors have changed.

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

Preferred stock is as follows:

	Preferred Stock Liquidation	Preferred Stock Issuance	Net
	Value	Costs	Total
Balance at January 1, 2019	$66,519	$(293)	$66,226
Amortization of preferred stock issuance costs	—	138	138
Balance at September 30, 2019	$66,519	$(155)	$66,364

20.	Severance and Restructuring Costs

The Company recorded severance and restructuring costs related to the reduction of our organizational structure which resulted in $2,280 of expenses for the year ended December 31, 2018. As part of the acquisition of Paradigm, management implemented a plan which resulted in $896 of severance expenses for the nine months ended September 30, 2019 included in acquisition and integration expenses within the condensed consolidated statements of comprehensive (loss) gain. The total severance and restructuring costs are expected to be paid in full by the fourth quarter of 2019. Severance and restructuring payments are made over periods ranging from one month to twelve months and are not expected to have a material impact on cash flows of the Company in any quarterly period. The following table includes a roll-forward of severance and restructuring costs included in accrued expenses, see Note 15.

Accrued severance and restructuring costs at January 1, 2019	$931
Severance and restructuring costs accrued in 2019	896
Subtotal severance and restructuring costs	1,827
Severance and restructuring related cash payments	(1,309)
Accrued severance and restructuring charges at September 30, 2019	$518

21.	Executive Transition Costs

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

Accrued executive transition costs at January 1, 2019	$43
Cash payments	(43)
Accrued executive transition costs at September 30, 2019	$-

22.	Commitments and Contingencies

Agreement to Acquire Paradigm – On March 8, 2019, pursuant to the Master Transaction Agreement, the Company acquired Paradigm in a cash and stock transaction valued at up to $300,000, consisting of $150,000 on March 8, 2019, plus potential future milestone payments. Established in 2005, Paradigm’s primary product is the coflex® Interlaminar Stabilization® device, a differentiated and minimally invasive motion preserving stabilization implant that is FDA premarket approved for the treatment of moderate to severe lumbar spinal stenosis in conjunction with decompression.

Under the terms of the agreement, the Company paid $100,000 in cash and issued 10,729,614 shares of the Company’s common stock.  The shares of Company common stock issued on March 8, 2019, were valued based on the volume weighted average closing trading price for the five trading days prior to the date of execution of the definitive agreement, representing $50,000 of value.  In addition, the Company may be required to pay up to an additional $150,000 in a combination of cash and Company common stock based on a revenue earnout consideration.  Based on a probability weighted model, the Company estimates a preliminary contingent liability related to the revenue based earnout of $60,323.  The Company has not completed its preliminary purchase price allocation.

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

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of September 30, 2019, will have a material adverse impact on its financial position or results of operations.

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

In addition to claims made directly against the Company, Coloplast, a distributor of TSM’s and certain allografts processed and private labeled for them under a contract with the Company, has also been named as a defendant in individual TSM cases in various federal and state courts.  Coloplast requested that the Company indemnify or defend Coloplast in those claims which allege injuries caused by the Company’s allograft implants, and on April 24, 2014, Coloplast sued RTI Surgical, Inc. in the Fourth Judicial District of Minnesota for declaratory relief and breach of contract.  On December 11, 2014, Coloplast entered into a settlement agreement with RTI Surgical, Inc. and Tutogen Medical, Inc. (the “Company Parties”) resulting in dismissal of the case.  Under the terms of the settlement agreement, the Company Parties are responsible for the defense and indemnification of two categories of present and future claims:  (1) tissue only (where Coloplast is solely the distributor of Company processed allograft tissue and no Coloplast-manufactured or distributed synthetic mesh is identified) (“Tissue Only Claims”), and (2) tissue plus non-Coloplast synthetic mesh (“Tissue-Non-Coloplast Claims”) (the Tissue Only Claims and the Tissue-Non-Coloplast Claims being collectively referred to as “Indemnified Claims”).  As of September 30, 2019, there are a cumulative total of 1,113 Indemnified Claims for which the Company Parties are providing defense and indemnification.  The defense and indemnification of these cases are covered under the Company’s insurance policy subject to a reservation of rights by the insurer.

Based on the current information available to the Company, the impact that current or any future TSM litigation may have on the Company cannot be reasonably estimated.

LifeNet — On June 27, 2018, LifeNet Health, Inc. (“LifeNet”) filed a patent infringement lawsuit in the United States District Court for the Middle District of Florida (since moved to the Northern District of Florida) claiming infringement of five of its patents by the Company. The suit requests damages, enhanced damages, reimbursement of costs and expenses, reasonable attorney fees, and an injunction. The asserted patents are now expired. On April 7, 2019, the Court granted the Company’s request to stay the lawsuit pending the U.S. Patent Trial and Appeal Board’s (PTAB) decision whether to institute review of the patentability of LifeNet’s patents.  On August 12, 2019 the PTAB instituted review of three LifeNet patents, and on September 3 the PTAB instituted review of the remaining two.  Final decisions with respect to the patentability of LifeNet’s patents (which may be appealed by either party) is expected to take place in the second half of 2020.  The Company continues to believe the suit is without merit and will vigorously defend its position.

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

The Company distributes human tissue, bovine and porcine animal tissue, metal and synthetic implants through various distribution channels. The Company operates in one reportable segment composed of four franchises: spine; sports; OEM and international. Discrete financial information is not available for these four franchises. The following table presents revenues from these four franchises for the three and nine months ended September 30, 2019 and 2018:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Revenues:
Spine	$23,661	$20,741	$70,337	$58,938
Sports	12,704	12,271	40,507	39,896
OEM	32,341	30,092	93,815	91,382
International	7,423	5,960	23,518	19,423
Total revenues	$76,129	$69,064	$228,177	$209,639

The following table presents percentage of total revenues derived from the Company’s largest distributors:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Percent of revenues derived from:
Distributor
Zimmer Biomet Holdings, Inc.	18%	22%	19%	21%
Medtronic, PLC	7%	9%	8%	8%
DePuy Synthes	4%	3%	4%	5%

The following table presents property, plant and equipment - net by significant geographic location:

	September 30,	December 31,
	2019	2018
Property, plant and equipment - net:
Domestic	$75,211	$72,501
International	5,995	5,453
Total	$81,206	$77,954

26.	Subsequent Events

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

Management Overview

RTI Surgical Holdings, Inc. and Subsidiaries (defined as the “Company” for matters occurring after March 8, 2019) is a global surgical implant company that designs, develops, manufactures and distributes biologic, metal and synthetic implants. Our implants are used in orthopedic, spine, sports medicine, general surgery, trauma and other surgical procedures to repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. We manufacture metal and synthetic implants and process donated human musculoskeletal and other tissue and bovine and porcine animal tissue in producing allograft and xenograft implants using our proprietary BIOCLEANSE®, TUTOPLAST® and CANCELLE® SP sterilization processes. We process tissue at our facilities in Alachua, Florida and Neunkirchen, Germany and manufacture metal and synthetic implants in Marquette, Michigan and Greenville, North Carolina, and we have a distribution and research center in Wurmlingen, Germany. We are accredited in the U.S. by the American Association of Tissue Banks and we are a member of AdvaMed. Our implants are distributed directly to hospitals throughout the U.S. and in over 50 countries worldwide with the support of both employee and third-party representatives as well as through larger purchasing companies. We were founded in 1997 and are headquartered in Deerfield, Illinois.

Domestic distributions and services accounted for 90% of total revenues in the first nine months of 2019. Most of our implants are distributed directly to healthcare providers, hospitals and other healthcare facilities and various original equipment manufacturer (“OEM”) relationships.

International distributions and services accounted for 10% of total revenues in the first nine months of 2019. Our implants are distributed in over 50 countries through a direct sales force in Germany and through stocking distributors in the rest of the world outside of Germany and the U.S.

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

Critical Accounting Policies

Intangible Assets and Goodwill – We tested the carrying amount of our goodwill of approximately $60 million for impairment on December 31, 2018, which resulted in the fair value of our single reporting unit exceeding the carrying value by approximately 28%.  Our goodwill impairment test considered the income and market comparable transaction approaches.  Based on several factors, we weighted the income and market approaches equally in determining the fair value of our single reporting unit for the purpose of the impairment test.  There have been no significant changes to our core business since we completed the impairment test on December 31, 2018; however, on March 8, 2019, we acquired Paradigm for a purchase price of approximately $221 million and initially recorded good will of approximately $177 million.  As of September 30, 2019, we have not finalized our purchase price allocations as we are still in the process of accumulating information necessary to make fair value estimates.  In the third-quarter of 2019, our market capitalization fell below the book value of our stockholders’ equity, and our stock traded near a 52-week low.  We believe our stock performance is temporary, largely impacted in the short-term by uncertainty related to the Paradigm acquisition and our ability to execute on our integration plan.  As of September 30, 2019, our market capitalization was approximately $214 million which implies a 9% control premium when it is compared to the carrying value of equity.  Our plan is to complete the accumulation of data and the necessary analysis and valuations to finalize our Paradigm purchase price allocations in the fourth quarter of 2019.  We currently believe the fundamentals of the Paradigm acquisition and our legacy business support the goodwill which is recorded and there has not been a triggering event which would require us to perform an interim goodwill impairment test.  As we finalize our operating plan and integration strategy in the fourth quarter of 2019 and assess the way the business will be managed on a go forward basis, changes may be made to the operating plan and our reporting structure.  Changes in the operating plan or the way we assess the business could result in a non-cash goodwill impairment charge.

Results of Operations

Consolidated Financial Results

The following table reflects revenues for the three and nine months ended September 30, 2019 and 2018, respectively.

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Revenues:
Spine	$23,661	$20,741	$70,337	$58,938
Sports	12,704	12,271	40,507	39,896
OEM	32,341	30,092	93,815	91,382
International	7,423	5,960	23,518	19,423
Total revenues	$76,129	$69,064	$228,177	$209,639

Three Months Ended September 30, 2019, Compared With Three Months Ended September 30, 2018

Total Revenues – Our total revenues increased $7.1 million, or 10.2%, to $76.1 million for the three months ended September 30, 2019, compared to $69.1 million for the three months ended September 30, 2018, due to increased demand from certain OEM distributors, primarily in our acellular dermal matrix implants and our coflex® Interlaminar Stabilization® implants, acquired through the acquisition of Paradigm, partially offset by the suspension of the map3® implant and lower distributions of legacy spine hardware implants. Excluding our coflex® Interlaminar Stabilization® implants, our total revenues decreased $1.1 million, or 1.7%, to $68.0 million for the three months ended September 30, 2019, compared to $69.1 million for the three months ended September 30, 2018.

Spine – Revenues from spine implants increased $2.9 million, or 14.1%, to $23.7 million for the three months ended September 30, 2019, compared to $20.7 million for the three months ended September 30, 2018. Spine revenues increased primarily as a result of increased distributions of our coflex® Interlaminar Stabilization® implants, partially offset by the suspension of the map3® implant and lower distributions of legacy spine hardware implants. Excluding our coflex® Interlaminar Stabilization® implants, our spine implants decreased $3.7 million, or 17.6%, to $17.1 million for the three months ended September 30, 2019, compared to $20.7 million for the three months ended September 30, 2018.

Sports – Revenues from sports allografts increased $0.4 million, or 3.5%, to $12.7 million for the three months ended September 30, 2019, compared to $12.3 million for the three months ended September 30, 2018. Sports revenues increased primarily as a result of higher distributions of our Cortiva® implant.

OEM - Revenues from OEM increased $2.2 million, or 7.5%, to $32.3 million for the three months ended September 30, 2019, compared to $30.1 million for the three months ended September 30, 2018. OEM revenues increased primarily due to increased demand from certain OEM distributors, primarily in our acellular dermal matrix implants.

International – Revenues from international include distributions from our foreign affiliates as well as domestic export revenues.  International revenues increased $1.5 million, or 24.5%, to $7.4 million for the three months ended September 30, 2019, compared to $6.0 million for the three months ended September 30, 2018.  International revenues increased due to the introduction of our coflex® Interlaminar Stabilization® implants. Excluding our coflex® Interlaminar Stabilization® implants, our international revenues decreased $0.2 million, or 2.9%, to $5.8 million for the three months ended September 30, 2019, compared to $6.0 million for the three months ended September 30, 2018.

Costs of Processing and Distribution – Costs of processing and distribution increased $3.2 million, or 10.3%, to $34.6 million for the three months ended September 30, 2019, compared to $31.4 million for the three months ended September 30, 2018. For the three months ended September 30, 2019 cost of processing and distribution included a $2.1 million charge related to the purchase accounting step-up of Paradigm inventory. Adjusted for the impact of purchase accounting step-up, cost of processing and distribution increased $1.1 million or 3.6%, to $32.5 million, or 42.7% of revenue, for the three months ended September 30, 2019, compared to $31.4 million, or 45.5% of revenue, for the three months ended September 30, 2018.  The increase in costs of processing and distribution was primarily due to increased revenue distributions offset by the reduction in cost from our strategic initiative to optimize material cost and drive operational efficiency.

Marketing, General and Administrative Expenses – Marketing, general and administrative expenses increased $7.4 million, or 25.1%, to $37.1 million for the three months ended September 30, 2019, from $29.7 million for the three months ended September 30, 2018. The increase was primarily due to the Paradigm acquisition resulting in incremental headcount and marketing and administrative related expenses. Marketing, general and administrative expenses increased as a percentage of revenues from 43.0% for the three months ended September 30, 2018, to 48.7% for the three months ended September 30, 2019.

Research and Development Expenses – Research and development expenses increased $0.7 million, or 18.4%, to $4.3 million for the three months ended September 30, 2019, from $3.6 million for the three months ended September 30, 2018. The increase in research and development was in support of our strategic initiative to accelerate growth resulting in increased investment in new product development and clinical studies. Research and development expenses increased as a percentage of revenues from 5.2% for the three months ended September 30, 2018, to 5.6% for the three months ended September 30, 2019.

Severance and Restructuring Costs – There were no severance and restructuring costs for the three months ended September 30, 2019, as compared to $0.8 million of expenses for the three months ended September 30, 2018 related to the reduction of our organizational structure, primarily driven by simplification of our international operating infrastructure, specifically our distribution model.

Acquisition and Integration Expenses – Acquisition and integration expenses were $3.2 million for the three months ended September 30, 2019, compared to $1.9 million for the three months ended September 30, 2018.

Total Net Other Expense – Total net other expense, which includes interest expense, interest income, and foreign exchange loss, increased $3.2 million, or 534.1%, to $3.8 million for the three months ended September 30, 2019, from $0.6 million for the three months ended September 30, 2018. The increase in total net other expense is primarily due to higher interest expense as a result of additional debt financing due to the purchase of Paradigm.

Income Tax Benefit (Expense) – Income tax benefit for the three months ended September 30, 2019, was $2.0 million compared to income tax expense of $0.8 million for the three months ended September 30, 2018. Our effective tax rate for the three months ended September 30, 2019, was 29.6% compared to 20.6% for the three months ended September 30, 2018. Our effective tax rate for the three months ended September 30, 2019, was primarily impacted by the gain recognized on acquisition contingency and non-deductible acquisition expenses relating to the purchase of Paradigm.

Nine Months Ended September 30, 2019, Compared With Nine Months Ended September 30, 2018

Total Revenues – Our total revenues increased $18.5 million, or 8.8%, to $228.2 million for the nine months ended September 30, 2019, compared to $209.6 million for the nine months ended September 30, 2018, due to increased demand from certain OEM distributors, primarily in our acellular dermal matrix implants and our coflex® Interlaminar Stabilization® implants, acquired through the acquisition of Paradigm, partially offset by the suspension of the map3® implant. Excluding our coflex® Interlaminar Stabilization® implants, our total revenues decreased $1.8 million, or 0.8%, to $207.9 million for the nine months ended September 30, 2019, compared to $209.6 million for the nine months ended September 30, 2018.

Spine – Revenues from spine implants increased $11.4 million, or 19.3%, to $70.3 million for the nine months ended September 30, 2019, compared to $58.9 million for the nine months ended September 30, 2018. Spine revenues increased primarily as a result of increased distributions of our coflex® Interlaminar Stabilization® implants, partially offset by the suspension of the map3® implant. Excluding our coflex® Interlaminar Stabilization® implants, our spine implants decreased $4.2 million, or 7.1%, to $54.8 million for the nine months ended September 30, 2019, compared to $58.9 million for the nine months ended September 30, 2018.

Sports – Revenues from sports allografts increased $0.6 million or 1.5% $40.5 million for the nine months ended September 30, 2019, compared to $39.9 million for the nine months ended September 30, 2018. Sports revenues increased primarily as a result of higher distributions of our Cortiva® implant.

OEM - Revenues from OEM increased $2.4 million or 2.7% to $93.8 million for the nine months ended September 30, 2019, compared to $91.4 million for the nine months ended September 30, 2018. OEM revenues increased primarily due to increased demand from certain OEM distributors, primarily in our acellular dermal matrix implants.

International – Revenues from international include distributions from our foreign affiliates as well as domestic export revenues.  International revenues increased $4.1 million, or 21.1%, to $23.5 million for the nine months ended September 30, 2019, compared to $19.4 million for the nine months ended September 30, 2018.  International revenues increased due to the introduction of our coflex® Interlaminar Stabilization® implants. Excluding our coflex® Interlaminar Stabilization® implants, our international revenues decreased $0.6 million, or 3.4%, to $18.8 million for the nine months ended September 30, 2019, compared to $19.4 million for the nine months ended September 30, 2018.

Costs of Processing and Distribution – Costs of processing and distribution decreased $4.3 million, or 4.0%, to $103.9 million for the nine months ended September 30, 2019, compared to $108.3 million for the nine months ended September 30, 2018. For the nine months ended September 30, 2019 cost of processing and distribution included a $5.0 million charge related to the purchase accounting step-up of Paradigm inventory. Adjusted for the impact of purchase accounting step-up, cost of processing and distribution decreased $1.3 million or 1.3%, to $98.9 million, or 43.3% of revenue, for the nine months ended September 30, 2019, compared to $100.2 million, or 47.8% of revenue, for the nine months ended September 30, 2018.  The decrease in costs of processing and distribution was primarily due to the reduction in cost from our strategic initiative to optimize material cost and drive operational efficiency.

Marketing, General and Administrative Expenses – Marketing, general and administrative expenses increased $20.7 million, or 23.7%, to $108.0 million for the nine months ended September 30, 2019, from $87.3 million for the nine months ended September 30, 2018. The increase was primarily due to the Paradigm acquisition resulting in incremental headcount and marketing and administrative related expenses and increased legal cost related to patent litigation. Marketing, general and administrative expenses increased as a percentage of revenues from 41.7% for the nine months ended September 30, 2018, to 47.3% for the nine months ended September 30, 2019.

Research and Development Expenses – Research and development expenses increased $2.2 million, or 21.2%, to $12.5 million for the nine months ended September 30, 2019, from $10.3 million for the nine months ended September 30, 2018. The increase in research and development was in support of our strategic initiative to accelerate growth resulting in increased investment in new product development and clinical studies. Research and development expenses increased as a percentage of revenues from 4.9% for the nine months ended September 30, 2018, to 5.5% for the nine months ended September 30, 2019.

Severance and Restructuring Costs – There were no severance and restructuring costs for the nine months ended September 30, 2019, as compared to $1.7 million of expenses for the nine months ended September 30, 2018 related to the reduction of our organizational structure, primarily driven by simplification of our international operating infrastructure, specifically our distribution model.

Gain on acquisition contingency – Gain on acquisition contingency was $1.6 million for the nine months ended September 30, 2019.  The gain on acquisition contingency was the result of an adjustment to our estimate of obligation for future milestone payments on the Zyga acquisition. There was no gain on acquisition contingency for the nine months ended September 30, 2018.

Asset impairment and abandonments – There were no asset impairment and abandonments for the nine months ended September 30, 2019, as compared to $4.7 million for the nine months ended September 30, 2018 related to the suspension of the map3® implant.

Acquisition and Integration Expenses – Acquisition and integration expenses were $14.1 million for the nine months ended September 30, 2019, compared to $2.7 million for the nine months ended September 30, 2018.

Total Net Other Expense – Total net other expense, which includes interest expense, interest income, and foreign exchange gain, increased $6.4 million, or 253.6%, to $8.9 million for the nine months ended September 30, 2019, from $2.5 million for the nine months ended September 30, 2018. The increase in total net other expense is primarily due to higher interest expense as a result of new debt financing due to the purchase of Paradigm.

Income Tax Benefit – Income tax benefit for the nine months ended September 30, 2019, was $4.5 million compared to $1.6 million for the nine months ended September 30, 2018. Our effective tax rate for the nine months ended September 30, 2019, was 25.4% compared to 33.1% for the nine months ended September 30, 2018. Our effective tax rate for the nine months ended September 30, 2019, was primarily impacted by the gain recognized on acquisition contingency and non-deductible acquisition expenses relating to the purchase of Paradigm.

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

To supplement our condensed consolidated financial statements presented on a GAAP basis, we disclose non-GAAP net income applicable to common shares and non-GAAP gross profit adjusted for certain amounts.  The calculation of the tax effect on the adjustments between GAAP net loss applicable to common shares and non-GAAP net income applicable to common shares is based upon our estimated annual GAAP tax rate, adjusted to account for items excluded from GAAP net loss applicable to common shares in calculating non-GAAP net income applicable to common shares.  Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP measures are included in the reconciliations below:

Non-GAAP Net Income Applicable to Common Shares, Adjusted:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Net (loss) income applicable to common shares, as reported	$(4,852)	$2,931	$(13,195)	$(5,441)
Severance and restructuring costs	—	824	—	1,708
Gain on acquisition contingency	—	—	(1,590)	—
Asset impairment and abandonments	—	—	—	4,515
Acquisition and integration expenses	3,209	1,941	14,119	2,741
Inventory write-off	—	—	—	7,582
Inventory purchase price adjustment	2,100	—	5,036	456
Loss on extinguishment of debt	—	—	—	309
Cardiothoracic closure business divestiture contingency consideration	—	(3,000)	—	(3,000)
Tax effect on new tax legislation	—	(650)	—	(650)
Tax effect on adjustments	(1,505)	—	(4,201)	(3,654)
Non-GAAP net (loss) income applicable to common shares, adjusted	$(1,048)	$2,046	$169	$4,566

Non-GAAP Gross Profit, Adjusted:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(In thousands)
Revenues	$76,129	$69,064	$228,177	$209,639
Costs of processing and distribution	34,642	31,409	103,941	108,262
Gross profit, as reported	41,487	37,655	124,236	101,377
Inventory write-off	—	—	—	7,582
Inventory purchase price adjustment	2,100	—	5,036	456
Non-GAAP gross profit, adjusted	$43,587	$37,655	$129,272	$109,415

The following are explanations of the adjustments that management excluded as part of the non-GAAP measures for the three and nine months ended September 30, 2019 and 2018. Management removes the amount of these costs including the tax effect on the adjustments from our operating results to supplement a comparison to our past operating performance.

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

Inventory purchase price adjustment – These costs relate to the purchase price effects of acquired Paradigm and Zyga, respectively, inventory that was sold during the nine months ended September 30, 2019 and 2018, respectively.

Loss on extinguishment of debt – This adjustment represents costs relating to refinancing our debt.

Cardiothoracic closure business divestiture contingency consideration – This adjustment represents the remaining cash contingency consideration received from the sale of substantially all of the assets of our Cardiothoracic closure business to A&E Advanced Closure Systems, LLC (a subsidiary of A&E Medical Corporation).

Tax effect on new tax legislation – This adjustment represents charges relating to the Tax Cuts and Jobs Act tax legislation which was enacted on December 22, 2017.

Liquidity and Capital Resources

Our working capital at September 30, 2019, excluding the purchase accounting step-up of Paradigm inventory, increased $12.5 million to $132.1 million from $119.7 million at December 31, 2018, primarily as a result of the purchase of Paradigm. As of September 30, 2019, we had $2.9 million of cash and cash equivalents and $7.5 million of availability under the revolving JPM facility. For the nine-month period ended September 30, 2019, the Company used approximately $12.7 million of cash in its operations; including $12.0 million used for Paradigm acquisition expenses, which contributes to the Company’s current liquidity position.

At September 30, 2019, we had 69 days of revenues outstanding in trade accounts receivable, an increase of 6 days compared to December 31, 2018. The increase is primarily driven by the longer period receivables remain outstanding for contracts with customers where inventory is exclusively built with no alternative use to us, and where revenue is recognized over time under ASC 606. While we previously recorded revenue and receivables at the time of shipment, they are now recorded over time. The customer, however, is only billed at the time of shipment.

At September 30, 2019, excluding the purchase accounting step-up of Paradigm inventory, we had 325 days of inventory on hand, an increase of 46 days compared to December 31, 2018. The increase in inventory days is primarily due to the acquisition of Paradigm. We believe that our inventory levels will be adequate to support our on-going operations for the next twelve months.

At September 30, 2019, our foreign subsidiaries held $1.8 million in cash. We intend to indefinitely reinvest the earnings of our foreign subsidiaries. If we were to repatriate indefinitely reinvested foreign funds, we would not be subject to additional U.S. federal income tax, however, we would be required to accrue and pay any applicable withholding tax and U.S. state income tax liabilities. We do not believe that this policy of indefinitely reinvesting the earnings of our foreign subsidiaries will have a material adverse effect on the business as a whole.

Our short and long-term obligations at September 30, 2019, increased $120.0 million to $169.1 million from $49.1 million at December 31, 2018. The increase in short and long-term obligations was primarily due to increased borrowing to finance the Paradigm acquisition. Our debt agreements contain customary covenants, including a leverage ratio which progressively requires the Company to achieve higher earnings before interest, depreciation, taxes, and amortization to outstanding debt ratio.  In addition, our recent acquisitions require additional cash payments if certain revenue targets are achieved.

On March 8, 2019, we acquired Paradigm, as discussed above under “Management Overview.”

To maintain an adequate amount of available liquidity and execute on our current business plan, we intend to utilize cash flow from operations to fund business expenses.  In addition, we intend to manage the timing and payment of variable expenditures and utilize available working capital.  As of November 7, 2019, we believe that our working capital, together with our borrowing ability under the revolving JPM facility, will be adequate to fund ongoing operations for the next twelve months.

Potential future financing sources include increasing the availability commitment under the revolving JPM facility based on asset appraisals. Our debt agreements contain a leverage to EBITDA covenant, which as of September 30, 2019, required us to maintain a 6:1 leverage to trailing twelve-month adjusted EBITDA ratio.  The debt agreement successively reduces the covenant ratio to 5:1, 4.75:1, 4.5:1, and 4.25:1, over each of the next four quarters. Our leverage ratio as of September 30, 2019 is approximately 5.0:1. If we are unable to achieve our projected growth and cash flow targets, our available liquidity could be limited, and our operations may lead to defaults under our credit agreements.

As of September 30, 2019, we have no material off-balance sheet arrangements.

Certain Commitments.

Our long-term debt obligations and availability of credit as of September 30, 2019 are as follows:

	Outstanding	Available
	Balance	Credit
	(In thousands)
Ares Term loan	$102,948
JPM facility	67,500	$7,500
Less unamortized debt issuance costs	(1,311)
Total	$169,137

The following table provides a summary of our long-term debt obligations, operating lease obligations and other significant obligations as of September 30, 2019.

	Contractual Obligations Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Long-term debt obligations	$169,137	$—	$—	$169,137	$—
Operating lease obligations	3,600	434	1,910	381	875
Purchase obligations (1)	19,773	19,773	—	—	—
Total	$192,510	$20,207	$1,910	$169,518	$875

(1)	These amounts consist of contractual obligations for capital expenditures and open purchase orders.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities.  We are exposed to interest rate risk in the United States and Germany. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. We have not entered into derivative transactions related to cash and cash equivalents or debt. Our borrowings under our the Ares Term Loan and JPM Facility expose us to market risk related to changes in interest rates. As of September 30, 2019, our outstanding floating rate indebtedness totaled $169.1 million. The primary base interest rate is LIBOR. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100 basis point increase in the interest rate would decrease net income and cash flow by approximately $1.3 million. Other outstanding debt consists of fixed rate instruments. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2019. However, we can give no assurance that interest rates will not significantly change in the future.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. Our international operations currently transact business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on September 30, 2019 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations. We do not expect changes in exchange rates to have a material adverse effect on our income or our cash flows in 2019. However, we can give no assurance that exchange rates will not significantly change in the future.

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

There have not been any changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the three months ended September 30, 2019, that materially affected, or that we believe are reasonably likely to materially affect, our internal control over financial reporting.

We are in the process of integrating Paradigm into our overall internal control over financial reporting processes.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of these claims that were outstanding as of September 30, 2019, will have a material adverse impact on its financial position or results of operations.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to our repurchases of our common stock during the nine months ended September 30, 2019.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2019 to January 31, 2019	9,192	$4.10	—	—
February 1, 2019 to February 28, 2019	2,571	$4.98	—	—
March 1, 2019 to March 31, 2019	17,258	$4.98	—	—
April 1, 2019 to April 30, 2019	847	$4.98	—	—
May 1, 2019 to May 31, 2019	6,901	$4.90	—	—
June 1, 2019 to June 30, 2019	-	$-	—	—
July 1, 2019 to July 31, 2019	5,737	$4.05	-	-
August 1, 2019 to August 31, 2019	2,075	$4.18	-	-
September 1, 2019 to September 30, 2019	-	$-	-	-
Total	44,581	$3.91	—	—

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards, their tax withholdings obligations.
Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Promotion of Olivier Visa to President of the Company’s OEM Business.  On November 5, 2019, the Company promoted Olivier M. Visa, 51, to President of the Company’s OEM business.  In this capacity, Mr. Visa will report to the Chief Executive Officer of the Company.  Mr. Visa joined the Company in October 2017, has served as Vice President, OEM, Sports and Donor Services since that time.  Prior to joining RTI, Mr. Visa served as vice president for the Global Compounding business unit of Baxter Healthcare from July 2013 to September 2017.  In this role, Mr. Visa oversaw the global profitability improvement of the outsourcing pharmacy business while focusing operations, quality and research and development efforts on patient safety and innovation. Prior to this role, Mr. Visa had multiple commercial responsibilities in the Baxter Pharmaceuticals and Technology franchise from November 2004 to June 2013. In addition, Mr. Visa previously served the Global Drug Delivery business through mergers, acquisitions, licensing and integrations in multiple geographies and led marketing for the contract manufacturing business from August 2001 to October 2004.

In connection with Mr. Visa’s promotion, the Compensation Committee (the “Committee”) of the Board of Directors of the Company approved an increase to his annual base salary by 17.9% to $375,000, and an increase to his short-term incentive payment eligibility under the Company’s annual incentive plan to 70% of his annual base salary, each effective January 1, 2020.  His long-term incentive eligibility under the Company’s long-term incentive plan will remain unchanged.

There are no family relationships, as defined in Item 401 of Regulation S-K, between Mr. Visa and any of the Company’s executive officers or directors or persons nominated or chosen to become a director or executive officer. There are no transactions in which Mr. Visa has an interest requiring disclosure under Item 404(a) of Regulation S-K.

The above description of Mr. Visa’s Promotion Letter is a summary and is qualified in its entirety by reference to the full text of Mr. Visa’s Promotion Letter, a copy of which will be filed with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Special Recognition Bonuses.  On November 4, 2019, the Committee approved a Special Recognition Bonus for each of Johannes W. Louw (Vice President, Financial Planning and Analysis), John N. Varela (Executive Vice President, Global Operations), Mr. Visa, as well as certain other members of the Company’s management team, taking into account recent extraordinary services performed by such executives.  For Mr. Varela, the Special Recognition Bonus will be equal to 50% of his base salary as in effect when the bonus is paid.  For each of Mr. Visa and Mr. Louw, the Special Recognition Bonus will be equal to 75% of his base salary as in effect when the bonus is paid.  The Special Recognition Bonuses will be paid to the executives on or before April 30, 2020.

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

Date: November 7, 2019