Form 10-Q
period 2020-03-31
RTI Surgical Holdings, Inc.
filed 2020-06-30
CIK 1760173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

Shares of common stock, $0.001 par value, outstanding on June 23, 2020:  74,601,347

COVID-19 Filing Extension

Due to the outbreak of coronavirus disease 2019 (“COVID-19”), RTI Surgical Holdings, Inc. (the “Company” or “RTI”) on May 11, 2020 the Company filed a Current Report on Form 8-K to avail itself of an extension to file its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 (the “Quarterly Report”). The Quarterly Report was originally due on May 11, 2020.  In availing itself of the extension, the Company is relying on an order issued by the Securities and Exchange Commission (the “SEC”) on March 25, 2020 pursuant to Section 36 of the Securities Exchange Act of 1934, as amended (Release No. 34-88465) (the “Order”), regarding exemptions granted to certain public companies.

The Company’s operations and business have experienced disruption due to the unprecedented conditions surrounding COVID-19, which has spread throughout world. The Company’s business operations have been disrupted and the Company has been unable to timely prepare and review its unaudited condensed consolidated financial statements for the quarterly period ended March 31, 2020. More specifically, certain key personnel on the Company’s senior accounting staff have been reassigned out of the accounting department or have resigned from the Company. As a result of measures implemented by federal, state and local governments because of the COVID-19 crisis, the Company has not been able to recruit, vet and hire replacement personnel, which has resulted in delays in the Company’s preparation and review of its unaudited condensed consolidated financial statements that constitute a material portion of the Quarterly Report. Such measures have also required certain accounting employees to work remotely, further contributing to the delay.

RTI SURGICAL HOLDINGS, INC.

FORM 10-Q For the Quarter Ended March 31, 2020

Part I	Financial Information
Item 1.	Unaudited Condensed Consolidated Financial Statements

RTI SURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	March 31,	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$6,557	$5,608
Accounts receivable - less allowances of $4,868 at March 31, 2020
and $5,098 at December 31, 2019	54,921	59,288
Inventories - net	126,760	124,149
Prepaid and other current assets	8,422	6,769
Total current assets	196,660	195,814
Non-current inventories - net	5,891	6,637
Property, plant and equipment - net	70,716	69,890
Goodwill	55,384	55,384
Other intangible assets - net	10,023	10,492
Other assets - net	6,396	6,292
Total assets	$345,070	$344,509
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$38,520	$30,126
Accrued expenses	37,644	33,337
Current portion of deferred revenue	5,720	2,748
Current portion of short and long-term obligations	175,673	174,177
Total current liabilities	257,557	240,388
Other long-term liabilities	3,633	3,147
Total liabilities	261,190	243,535
Commitments and contingencies (Note 22)
Preferred stock Series A, $.001 par value: 5,000,000 shares authorized; 50,000 shares issued and outstanding	66,456	66,410
Stockholders' equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 75,811,013 and 75,213,515 shares issued and outstanding, respectively	75	75
Additional paid-in capital	499,724	498,438
Accumulated other comprehensive loss	(7,999)	(7,629)
Accumulated deficit	(469,042)	(451,179)
Less treasury stock, 1,334,597 and 1,285,224 shares, respectively, at cost	(5,334)	(5,141)
Total stockholders' equity	17,424	34,564
Total liabilities and stockholders' equity	$345,070	$344,509

See notes to unaudited condensed consolidated financial statement.

RTI SURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands, except share and per share data)

	For the Three Months Ended
	March 31,
	2020	2019
Revenues	$73,726	$70,021
Costs of processing and distribution	33,273	32,134
Gross profit	40,453	37,887
Expenses:
Marketing, general and administrative	39,217	32,116
Research and development	4,282	4,336
Asset impairment and abandonments	1,879	15
Other general expenses	3,436	—
Transaction and integration expenses	9,280	8,957
Total operating expenses	58,094	45,424
Operating loss	(17,641)	(7,537)
Other (expense) income:
Interest expense	(3,565)	(1,604)
Interest income	50	131
Foreign exchange loss	(246)	(31)
Total other expense - net	(3,761)	(1,504)
Loss before income tax benefit (expense)	(21,402)	(9,041)
Income tax benefit (expense)	3,539	(310)
Net loss	(17,863)	(9,351)
Convertible preferred dividend	—	—
Net loss applicable to common shares	(17,863)	(9,351)
Other comprehensive (loss) gain:
Unrealized foreign currency translation loss	(370)	(393)
Comprehensive loss	$(18,233)	$(9,744)
Net loss per common share - basic	$(0.24)	$(0.14)
Net loss per common share - diluted	$(0.24)	$(0.14)
Weighted average shares outstanding - basic	75,847,046	65,675,203
Weighted average shares outstanding - diluted	75,847,046	65,675,203

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity

(Unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2020	$75	$498,438	$(7,629)	$(451,179)	$(5,141)	$34,564
Net loss	—	—	—	(17,863)	—	(17,863)
Foreign currency translation adjustment	—	—	(370)	—	—	(370)
Exercise of common stock options	—	20	—	—	—	20
Stock-based compensation	—	1,310	—	—	—	1,310
Purchase of treasury stock	—	—	—	—	(193)	(193)
Amortization of preferred stock series A issuance costs	—	(44)	—	—	—	(44)
Balance, March 31, 2020	$75	$499,724	$(7,999)	$(469,042)	$(5,334)	$17,424

Balance, January 1, 2019	$64	$433,143	$(7,270)	$(239,537)	$(4,869)	$181,531
Net loss	—	—	—	(9,351)	—	(9,351)
Foreign currency translation adjustment	—	—	(393)	—	—	(393)
Exercise of common stock options	—	284	—	—	—	284
Equity instruments issued in connection with Paradigm Spine acquisition - net of fees	11	60,719	—	—	—	60,730
Stock-based compensation	—	1,163	—	—	—	1,163
Purchase of treasury stock	—	—	—	—	(130)	(130)
Amortization of preferred stock series A issuance costs	—	(46)	—	—	—	(46)
Balance, March 31, 2019	$75	$495,263	$(7,663)	$(248,888)	$(4,999)	$233,788

See notes to unaudited condensed consolidated financial statements.

RTI SURGICAL HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(17,863)	$(9,351)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	2,239	4,400
Provision for bad debts and product returns	406	233
Provision for inventory write-downs	517	1,530
Amortization of deferred revenue	(1,188)	(1,292)
Deferred income tax benefit	(383)	384
Stock-based compensation	1,310	1,163
Asset impairment and abandonments	1,879	—
Paid in kind interest expense	1,415	—
Other	277	197
Change in assets and liabilities:
Accounts receivable	3,853	(2,717)
Inventories	(2,706)	(2,190)
Accounts payable	9,437	(7,329)
Accrued expenses	4,412	(2,074)
Deferred revenue	4,161	2,000
Other operating assets and liabilities	(1,250)	(511)
Net cash provided by (used in) operating activities	6,516	(15,557)
Cash flows from investing activities:
Purchases of property, plant and equipment	(5,084)	(3,477)
Patent and acquired intangible asset costs	(286)	(328)
Acquisition of Paradigm Spine	—	(99,921)
Net cash used in investing activities	(5,370)	(103,726)
Cash flows from financing activities:
Proceeds from exercise of common stock options	20	284
Proceeds from long-term obligations	—	115,000
Payments of debt issuance costs	—	(729)
Payments for treasury stock	(193)	—
Other financing activities	—	(128)
Net cash (used in) provided by financing activities	(173)	114,427
Effect of exchange rate changes on cash and cash equivalents	(24)	(50)
Net increase (decrease) in cash and cash equivalents	949	(4,906)
Cash and cash equivalents, beginning of period	5,608	10,949
Cash and cash equivalents, end of period	$6,557	$6,043
Supplemental cash flow disclosure:
Cash paid for interest	$2,081	$557
Income tax refunds, net of payments	$(1,695)	(635)
Non-cash acquisition of property, plant and equipment	$247	502
Non-cash acquisition of Paradigm Spine	—	60,730
Non-cash common stock issuance	—	60,730

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

COVID-19

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

The above and other continued disruptions to our business as a result of COVID-19 has resulted in a material adverse effect on our business, operating results and financial condition. The full extent to which the COVID-19 pandemic will impact our business will depend on future developments that are highly uncertain and cannot be accurately predicted, including the possibility that new adverse information may emerge concerning COVID-19 and additional actions to contain it or treat its impact may be required.

In response to the COVID-19 novel coronavirus pandemic and the resulting federal and local guidelines, on March 31, 2020, the Company notified employees that it will furlough or reduce the hours of over 500 of its U.S.-based employees, beginning on April 6, 2020. While many of those employees have returned to work, the Company cannot predict when it will be able to fully resume normal operations and will continue to carefully monitor the situation and the needs of the business.  In addition, most current employees have taken base salary reductions until business conditions improve.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown.  The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a fair presentation of condensed consolidated financial position, results of operations, comprehensive loss and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, certain March 31, 2019 balances have been restated. The Company includes acquisition, disposal, integration and separation related costs, which are predominantly composed of legal, consulting, advisor fee expenses, within the Transaction and integration expense line on the condensed consolidated comprehensive loss.

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

Going Concern

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation assumes that we will continue in operation one year after the date these financial statements are issued, and we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As of March 31, 2020, we had cash of $6,557, a working capital deficiency of $60,897 and a net loss of $17,863 for the quarter ended March 31, 2020. We have suffered losses from operations in the previous two fiscal years and did not generate positive cash flows from operations in fiscal year 2019.

The Company was unable to maintain compliance with its financial covenant (Leverage Ratio (as defined below)) for the quarter ended March 31, 2020, in relation to the Ares Term Loan agreements. The Company is currently projecting that it will not be able to maintain compliance with its financial covenants (fixed charge coverage ratio and leverage ratio) for the quarter ended June 30, 2020, as well as in future periods, in relation to both the JPM Facility and Ares Term Loan agreements.  An inability to maintain compliance with any financial covenant, constitutes an event of default for which the Company’s lenders could demand repayment of the obligations at any time.

Should the sale of the OEM Business, as discussed in Note 22, Commitments and Contingencies - Sale of the OEM Business, not be consummated, the Company will continue to attempt to raise additional debt and/or equity financing to fund future operations and to provide additional working capital. However, there is no assurance that such financing will be consummated or obtained in sufficient amounts necessary to meet the Company’s needs. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If cash resources are insufficient to satisfy the Company’s on-going cash requirements, the Company will be required to scale back or discontinue its operations entirely. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

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

3.	Recently Issued Accounting Standards

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) and other interbank offered rates. This guidance is effective beginning on March 12, 2020 through December 31, 2022. The Company adopted ASU 2020-04 and it did not have an impact on its condensed consolidated financial statements.

In May 2019, the FASB issued ASU No. 2019-05 Financial Instruments — Credit Losses (Topic 326) which provides relief to certain entities adopting ASU 2016-13 (discussed below). The amendments accomplish those objectives by providing entities with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, that are within the scope of Subtopic 326-20, upon adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. ASU 2019-05 has the same transition as ASU 2016-13 and is effective for periods beginning after December 15, 2019, with adoption permitted after this update. The Company adopted ASU 2019-05 and it did not have an impact on the condensed consolidated financial statements.

In April 2019, the FASB issued ASU No. 2019-04 Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which provides updates and clarifications to three previously-issued ASUs: 2016-01 Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities; 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, described further above and which the Company has not yet adopted; and 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which the Company early adopted effective January 1, 2018. The updates related to ASU 2016-13 have the same transition as ASU 2016-13 and are effective for periods beginning after December 15, 2019, with adoption permitted after the issuance of ASU 2019-04. The updates related to ASU 2017-12 are effective for the Company on January 1, 2020. The updates related to ASU 2016-01 are effective for fiscal years beginning after December 15, 2019. The Company adopted ASU 2017-12 and it did not have an impact on the condensed consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology.  The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces the multiple existing impairment models previously used under U.S. generally accepted accounting principles, which generally require that a loss be incurred before it is recognized. The new standard also applies to financial assets arising from revenue transactions such as contract assets and accounts receivables. On January 1, 2020, the Company adopted ASU 2016-13.  The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

Credit losses for trade receivables is determined based on historical information, current information and reasonable and supportable forecasts.  The Company has concluded that the adoption of the standard was not material as the composition of the trade receivables at the reporting date is consistent with that used in developing the historical credit-loss percentages.  Further, the risk characteristics of the Company’s customer and composition of the portfolio have not changed significantly over time.

In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU modifies the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 is effective for the Company beginning after December 31, 2019. Certain disclosures in ASU 2018-13 are required to be applied on a retrospective basis and others on a prospective basis. The Company adopted ASU 2018-13 and it did not have an impact on the condensed consolidated financial statements.

4.	Leases

The Company’s leases are classified as operating leases and includes office space, automobiles, and copiers.  The Company does not have any finance leases and the Company’s operating leases do not have any residual value guarantees, restrictions or covenants. The Company does not have any leases that have not yet commenced as of March 31, 2020. The Company’s leases have remaining lease terms of 1 to 9 years, some of which include options to extend or terminate the leases.  The option to extend is only included in the lease term if the Company is reasonably certain of exercising that option. Operating lease ROU assets are presented within other assets-net on the condensed consolidated balance sheet.  The current portion of operating lease liabilities are presented within accrued expenses, and the non-current portion of operating lease liabilities are presented within other long-term liabilities on the condensed consolidated balance sheet.

A subset of the Company’s automobile and copier leases contain variable payments.  The variable lease payments for such automobile leases are based on actual mileage incurred at the standard contractual rate. The variable lease payments for such copier leases are based on actual copies incurred at the standard contractual rate. The variable lease costs for all leases are immaterial.

The components of operating lease expense were as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2020	March 31, 2019
Operating lease cost	$376	$344
Short-term operating lease cost	—	36
Total operating lease cost	$376	$380

Supplemental cash flow information related to operating leases was as follows:

	For the Three Months Ended	For the Three Months Ended
	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$374	$294
ROU assets obtained in exchange for lease obligations	—	34

Supplemental balance sheet information related to operating leases was as follows:

		Balance at	Balance at
	Balance Sheet Classification	March 31, 2020	December 31, 2019
Assets:
Right-of-use assets	Other assets - net	$2,205	$2,155
Liabilities:
Current	Accrued expenses	$1,132	$1,159
Noncurrent	Other long-term liabilities	1,629	1,547
Total operating lease liabilities		$2,761	$2,706

As of March 31, 2020, the weighted-average remaining lease term was 4.5 years. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, the Company estimates its incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value. The weighted-average discount rate of the Company’s operating leases was 4.7%, as of March 31, 2020.

As of March 31, 2020, maturities of operating lease liabilities were as follows:

Balance at
Maturity of Operating Lease Liabilities	March 31, 2020
2020 (remaining)	$1,021
2021	774
2022	297
2023	160
2024	159
2025 and beyond	716
Total future minimum lease payments	3,127
Less imputed interest	(366)
Total	$2,761

5.	Segment Reporting

The Company has determined its operating segments in accordance with ASC 280 - Segment Reporting.  The overall strategy of the Company is to manage our business in two operating segments, Global Spine (“Spine”) and Global OEM (“OEM”). The Spine segment focuses on sales, distribution and conducting research and development activities focused on the global spine market and the OEM segment focuses on the design, development and manufacturing of biologics and hardware medical technology. The value drivers of the Spine segment include growth through innovation and acquisition while the value drivers of the OEM segment focus on predetermined and relatively predictable execution. The Company is now organized into two distinct groupings, Spine and OEM, which are also our operating and reportable segments. As the adoption of the new structure was done in the fourth quarter of 2019, the comparative period of March 31, 2019 has been restated to conform to the new segment presentation.

The Spine and OEM reportable segments reflect the way the Company is managed, and for which separate financial information is available and evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s Chief Executive Officer is the CODM.

The segment revenues and segment net income (loss) for the three months ended March 31, 2020 and 2019 are included in the table below. All revenues are earned from external customers. The Company does not disclose total assets by Spine and OEM as the CODM does not receive or review with regularity assets on a Spine or OEM basis. Additionally, the Company does not disclose long-lived assets by geographic location as no country outside of the United States holds 10 percent or more of our consolidated Property, Plant and Equipment.

	For the Three Months Ended
	March 31,
	2020	2019
Revenues:
Spine	$27,109	$24,377
OEM	46,617	45,644
Total	$73,726	$70,021
Depreciation and amortization:
Spine	$91	$2,400
OEM	2,148	2,000
Total	$2,239	$4,400
Operating income (loss)
Spine	$(9,179)	$(4,323)
OEM	6,133	5,758
Unallocated corporate costs
Asset impairment and abandonments	1,879	15
Other general expenses	3,436	-
Transaction and integration expenses	9,280	8,957
Total unallocated corporate costs	14,595	8,972
Operating loss	$(17,641)	$(7,537)
Interest expense	(3,565)	(1,604)
Interest income	50	131
Foreign exchange loss	(246)	(31)
Loss before income tax benefit (expense)	$(21,402)	$(9,041)

The following table presents revenues by geographic location:

	For the Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Revenues:
North America	$66,813	$63,054
EMEA	5,735	5,583
Asia Pacific	919	482
Latin America	259	902
Total revenues	$73,726	$70,021

The following table presents percentage of total revenues derived from the Company’s largest distributors:

	For the Three Month Ended
	March 31,
	2020	2019
Percent of revenues derived from:
Distributor
Zimmer Biomet Holdings, Inc.	17%	21%
Medtronic, PLC	6%	8%
DePuy Synthes	6%	4%

Certain corporate costs have been allocated solely to the Spine reportable segment, including certain executive compensation costs and certain corporate costs including board of directors fees and board of directors stock-based compensation, public company expenses, legal fees, corporate compliance and communications costs, and business development expenses.     These costs were not allocated to the OEM reportable segment because the basis for the changes to the internal organization of the Company was in contemplation of the pending sale of the OEM business, and these costs are expected to remain with the Spine reportable segment. Such presentation appropriately reflects that manner in which the CODM evaluates the ongoing performance and allocates resources of the Company.

6.	Revenue from Contracts with Customers

The Company is organized into two business lines, which are also our operating and reportable segments: Spine and OEM. The following table presents revenues from these two segments for the three months ended March 31, 2020 and 2019:

	For the Three Month Ended
	March 31,
	2020	2019
Revenues:
Spine Segment
Domestic	$22,276	$20,219
International	4,833	4,158
OEM Segment
OEM	30,217	28,999
Sports	14,320	13,836
International	2,080	2,809
Total revenues from contracts with customers	$73,726	$70,021

The following table presents revenues recognized at a point in time and over time for the three months ended March 31, 2020 and 2019:

	For the Three Month Ended
	March 31,
	2020	2019
Revenue recognized at a point in time	$55,109	$54,096
Revenue recognized over time	18,617	15,925
Total revenues from contracts with customers	$73,726	$70,021

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

The opening and closing balances of the Company’s accounts receivable, contract asset and current and long-term contract liability for the three months ended March 31, 2020 and 2019 are as follows:

			Contract
		Contract	Liability
	Accounts	Liability	(Long-
	Receivable	(Current)	Term)
Opening Balance, January 1, 2020	$59,288	$3,378	$-
Closing Balance, March 31, 2020	54,921	6,237	-
Increase/(decrease)	(4,367)	2,859	-

			Contract
		Contract	Liability
	Accounts	Liability	(Long-
	Receivable	(Current)	Term)
Opening Balance, January 1, 2019	$48,096	$5,425	$744
Closing Balance, March 31, 2019	55,709	5,498	1,535
Increase/(decrease)	7,613	73	791

As of March 31, 2020 and December 31, 2019, $9,281 and $10,633 of unbilled receivables in connection with our exclusively built inventory contracts are included in accounts receivable.

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

In addition to the Cash Consideration Amount and the Stock Consideration Amount, the Company may be required to make further cash payments or issue additional shares of Company common stock to PS Spine in an amount up to $50,000 of shares of Company common stock to be valued based upon the Legacy RTI Price and an additional $100,000 of cash and/or Company common stock to be valued at the time of issuance, in each case, if certain revenue targets are achieved between closing, March 8, 2019, and December 31, 2022.  The Company estimates the fair value of the contingent liability related to the revenue-based earnout of $72,177 utilizing a Monte-Carlo simulation model. A Monte-Carlo simulation is an analytical method used to estimate fair value by performing a large number of simulations or trial runs and thereby determining a value based on the possible outcomes. Accounted for as a liability to be revalued at each reporting period, the fair value of the contingent liability was measured using Level 3 inputs, which includes weighted average cost of capital and projected revenues and costs. Acquisition and integration related costs, specific to Paradigm, were approximately $15,537,  (which includes business development expenses of $462 and severance expense of $896).

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
(In thousands)
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

Total net assets acquired as of March 8, 2019, were all part of the Company’s only operating segment at that time.  Fair values are based on management’s estimates and assumptions including variations of the income approach, the cost approach and the market approach.

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

These potential benefits resulted in the Company paying a premium for Paradigm resulting in the recognition of $135,589 of goodwill assigned to the Company’s only operating segment and reporting unit at the time of the Paradigm acquisition.

The amount of Paradigm’s revenues and net loss since the March 8, 2019, acquisition date, included in the Company’s condensed consolidated statement of comprehensive (loss) gain for the three months ended March 31, 2019, excluding acquisition and integration related costs of approximately $8,957, are $1,992 and $95, respectively.

The following unaudited pro forma information shows the results of the Paradigm’s operations as though the acquisition had occurred as of the beginning of the prior comparable period, January 1, 2019, (in thousands):

For the Three Months Ended
March 31,
2019
Revenues	$8,970
Net loss applicable to common shares	(6,803)

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

Stock Options

As of March 31, 2020, there was $2,915 of total unrecognized stock-based compensation related to nonvested stock options. The expense related to these stock options is expected to be recognized over a weighted-average period of 3.64 years.

The following table summarizes information about stock options outstanding, exercisable and available for grant as of March 31, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at January 1, 2020	4,536,461	$3.75
Granted	742,693	4.21
Exercised	(5,000)	4.02
Forfeited or expired	(27,169)	4.84
Outstanding at March 31, 2020	5,246,985	$3.81	4.36	$-
Vested or expected to vest at March 31, 2020	4,808,298	$3.78	4.06	$-
Exercisable at March 31, 2020	1,378,307	$3.66	2.78	$-
Available for grant at March 31, 2020	2,546,823

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

Other information concerning stock options are as follows:

	For the Three Months Ended
	March 31,
	2020	2019
Weighted average fair value of stock options granted	$3.02	$1.98
Aggregate intrinsic value of stock options exercised	3	140

The aggregate intrinsic value of stock options exercised in a period represents the pre-tax cumulative difference, for the stock options exercised during the period, between the fair market value of the underlying common stock and the stock option exercise prices.

Restricted Stock Awards

As of March 31, 2020, there was $4,942 of total unrecognized stock-based compensation related to unvested restricted stock awards.  That expense is expected to be recognized on a straight-line basis over a weighted-average period of 1.89 years. The following table summarizes information about unvested restricted stock awards as of March 31, 2020:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at January 1, 2020	1,227,858	$4.34
Granted	916,803	4.22
Vested	(373,891)	4.58
Forfeited	(22,301)	4.65
Unvested at March 31, 2020	1,748,469	$4.22

Restricted Stock Units

As of March 31, 2020, there was $691 of total unrecognized stock-based compensation related to unvested restricted stock units.  That expense is expected to be recognized on a straight-line basis over a weighted-average period of 1.75 years. The following table summarizes information about unvested restricted stock units as of March 31, 2020:

Weighted
Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at January 1, 2020	184,582	$7.41
Granted	—	—
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2020	184,582	$7.41

For the three months ended March 31, 2020 and 2019, the Company recognized stock-based compensation as follows:

	For the Three Month Ended
	March 31,
	2020	2019
Stock-based compensation:
Costs of processing and distribution	$36	$36
Marketing, general and administrative	1,259	1,112
Research and development	15	15
Total	$1,310	$1,163

9.	Net Income Per Common Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted net income per common share is presented below:

	For the Three Month Ended
	March 31,
	2020	2019
Basic shares	75,847,046	65,675,203
Effect of dilutive securities:
Stock options	—	—
Diluted shares	75,847,046	65,675,203

For the three months ended March 31, 2020 and 2019, approximately 2,837,404 and 1,422,304, respectively, of issued stock options were not included in the computation of diluted net loss per common share because they were anti-dilutive because their exercise price exceeded the market price. For the three months ended March 31, 2020 and 2019, options to purchase 313,010 and 806,802, respectively, shares of common stock were not included in the computation of diluted loss per share because dilutive shares are not factored into this calculation when net loss is reported.

For the three months ended March 31, 2020 and 2019, 50,000 shares of convertible preferred stock or 15,152,761of converted common stock and accrued but unpaid dividends were anti-dilutive on an as if-converted basis and were not included in the computation of diluted net loss per common share.

10.	Inventories

Inventories by stage of completion are as follows:

	March 31,	December 31,
	2020	2019
Unprocessed tissue, raw materials and supplies	$29,699	$29,552
Tissue and work in process	36,511	35,740
Implantable tissue and finished goods	66,441	65,494
Total	132,651	130,786
Less current portion	126,760	124,149
Long-term portion	$5,891	$6,637

For the three months ended March 31, 2020 and 2019, the Company had inventory write-downs of $517 and $1,530, respectively, relating primarily to product obsolescence. As of March 31, 2020, the long-term portion of inventory relates to finished goods.

11.	Prepaid and Other Current Assets

Prepaid and Other Current Assets are as follows:

	March 31,	December 31,
	2020	2019
Income tax receivable	$3,963	$2,803
Prepaid expenses	4,081	1,865
Other	378	2,101
	$8,422	$6,769

12.	Property, Plant and Equipment

Property, plant and equipment are as follows:

	March 31,	December 31,
	2020	2019
Land	$1,988	$2,005
Buildings and improvements	57,954	58,208
Processing equipment	46,889	45,762
Surgical instruments	696	541
Office equipment, furniture and fixtures	1,669	1,730
Computer equipment and software	20,615	20,521
Construction in process	13,170	11,717
	142,981	140,484
Less accumulated depreciation	(72,265)	(70,594)
	$70,716	$69,890

For the three months ended March 31, 2020 and 2019, the Company had depreciation expense in connection with property, plant and equipment of $1,766 and $3,443, respectively. For the three months ended March 31, 2020, the Company recorded asset impairment and abandonment charges of $1,879, related to property, plant and equipment in the Spine segment. The Spine asset group could not support the newly capitalized carrying amount of the property, plant and equipment, because the Spine asset group has projected negative cash flows over the weighted average useful life of the long-lived assets in the asset group. The fair value of property and equipment was measured utilizing an orderly liquidation value of each of the underlying assets.

13.	Goodwill

The change in the carrying amount of goodwill for the three months ended March 31, 2020, is as follows:

	March 31,	December 31,
	2020	2019
Balance at January 1	$55,384	$59,798
Goodwill acquired related to Paradigm acquisition	—	135,589
Goodwill impairment	-	(140,003)
Balance at end of period	$55,384	$55,384

On March 8, 2019, we acquired Paradigm for a purchase price of approximately $232,907 and recorded goodwill of approximately $135,589.  The goodwill arising from the Paradigm acquisition was specifically allocated to the Spine reporting unit. For the impairment test performed in 2019, it was concluded the fair value of goodwill is substantially in excess of our carrying value. For the Spine reporting unit test for the year ended December 31, 2019, it was concluded the carrying value was in excess of the fair value of goodwill and we recorded an impairment charge of all the goodwill in the Spine reporting unit totaling $140,003.

14.	Other Intangible Assets

Other intangible assets are as follows:

	March 31, 2020			December 31, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$5,118	$2,867	$2,251	$5,095	$2,768	$2,327
Acquired licensing rights	1,413	109	1,304	1,413	64	1,349
Marketing and procurement and other intangible assets	16,495	10,027	6,468	16,488	9,672	6,816
Total	$23,026	$13,003	$10,023	$22,996	$12,504	$10,492

For the three months ended March 31, 2020 and 2019, the Company had amortization expense of other intangible assets of $473 and $957, respectively.

At March 31, 2020, management’s estimates of future amortization expense for the next five years are as follows:

Amortization
Expense
2020 (remaining)	1,725
2021	2,300
2022	2,300
2023	700
2024	700
2025	700

15.	Fair Value Information

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

Long-lived assets, including property and equipment subject to amortization were impaired and written down to their estimated fair values during the first quarter of 2020. Fair value is measured as of the impairment date using Level 3 inputs. For the 2020 impairments, the long-lived asset level 3 fair value was measured base on orderly liquidation value for the Property, plant and equipment. Unobservable inputs for the orderly liquidation value included replacement costs (unobservable), physical deterioration estimates (unobservable) and market sales data for comparable assets and unobservable inputs for the income approach included forecasted cash flows generated from use of the intangible assets (unobservable).

The following table summarizes impairments of long-lived assets and the related post impairment fair values of the corresponding assets for the three months ended March 31, 2020.

	For the three Months Ended March 31, 2020
	Impairment	Fair Value
Property, plant and equipment - net	1,879	-
	$1,879	$-

16.	Accrued Expenses

Accrued expenses are as follows:

	March 31,	December 31,
	2020	2019
Accrued compensation	$7,795	$5,435
Accrued severance and restructuring costs	-	136
Accrued distributor commissions	3,868	4,569
Accrued donor recovery fees	8,161	8,921
Accrued leases	1,132	1,159
Accrued transactions and integration expenses	3,170	2,555
Other	13,518	10,562
	$37,644	$33,337

17.	Short and Long-Term Obligations

Short and long-term obligations are as follows:

	March 31,	December 31,
	2020	2019
Ares Term loan	$105,822	$104,406
JPM Facility	71,000	71,000
Less unamortized debt issuance costs	(1,149)	(1,229)
Total	175,673	174,177
Less current portion	175,673	174,177
Long-term portion	$-	$-

On June 5, 2018, the Company, along with its wholly-owned subsidiary, Pioneer Surgical, entered into that certain Credit Agreement (the “2018 Credit Agreement”), as borrowers, with JPMorgan Chase Bank, N.A. (“JPM”), as lender (together with the various financial institutions as in the future may become parties thereto, the “JPM Lenders”) and as administrative agent for the JPM Lenders. The 2018 Credit Agreement provides for a revolving credit facility in the aggregate principal amount of up to $100,000 (the “JPM Facility”) (subsequently reduced to $75,000, and later increased to $80,000, in each case, as described below). The Company and Pioneer Surgical will be able to, at their option, request an increase to the JPM Facility in an amount not to exceed $50,000, subject to customary conditions and the approval of JPM and the JPM Lender providing such increase amount.

The JPM Facility is guaranteed by the Company’s domestic subsidiaries and is secured by: (i) substantially all of the assets of the Company and Pioneer Surgical; (ii) substantially all of the assets of each of the Company’s domestic subsidiaries; and (iii) 65% of the stock of the Company’s foreign subsidiaries.

The Company may elect to apply either the CBFR or Eurodollar rate to any borrowing.  The CBFR loans will bear interest at a rate per annum equal to the monthly REVLIBOR30 Rate plus the Adjusted LIBO Rate. The Company may elect to convert the interest rate for the Eurodollars Loans to a rate per annum equal to the adjusted LIBOR Rate plus the JPM Eurodollar Rate.   The applicable margin was subject to adjustment after the end of each fiscal quarter, based upon the Company’s average quarterly availability (subsequently modified by the Fourth Amendment to the 2018 Credit Agreement (as defined below)). The maturity date of the JPM Facility is June 5, 2023 (subsequently modified by the Fourth Amendment to the 2018 Credit Agreement (as defined below)). The Company may make optional prepayments on the JPM Facility without penalty. The Company paid certain customary closing costs and bank fees upon entering into the 2018 Credit Agreement.

The Company is subject to certain affirmative and negative covenants, including (but not limited to), covenants limiting the Company’s ability to: incur certain additional indebtedness; create certain liens; enter into sale and leaseback transactions; and consolidate or merge with, or convey, transfer or lease all or substantially all of its assets to another person. The Company is required to maintain a minimum fixed charge coverage ratio of at least 1.00:1.00 (the “JPM Required Minimum Fixed Charge Coverage Ratio”) on each JPM Calculation Date (as defined below) during either of the following periods (each, a “JPM Covenant Testing Period”): (i) a period beginning on a date that a default has occurred and is continuing under the loan documents entered into by the Company in conjunction with the 2018 Credit Agreement through the first date on which no default has occurred and is continuing; or (ii) a period beginning on a date that availability under the JPM Facility is less than the specified covenant testing threshold and continuing until availability under the JPM Facility is greater than or equal to the specified covenant testing threshold for thirty (30) consecutive days. The JPM Required Minimum Fixed Charge Coverage Ratio is measured on the last day of each calendar month during the JPM Covenant Testing Period (each a “JPM Calculation Date”), and is calculated using the minimum fixed charge coverage ratio for the twelve (12) consecutive months ending on each JPM Calculation Date. The amounts owed under the 2018 Credit Agreement may be accelerated upon the occurrence of certain events of default customary for facilities for similarly rated borrowers.

First Amendment to Credit Agreement and Joinder Agreement

On March 8, 2019, the Company entered into a First Amendment to Credit Agreement and Joinder Agreement dated as of March 8, 2019 (the “2019 First Amendment”), among the Company, Legacy RTI, as a borrower, Pioneer Surgical, as a borrower, the other loan parties thereto as guarantors, JP Morgan Chase Bank, N.A., as lender (together with the various financial institutions as in the future may become parties thereto) and as administrative agent for the JPM Lenders. The 2019 First Amendment amended the 2018 Credit Agreement by: (i) reducing the aggregate revolving commitments available to Legacy RTI and Pioneer Surgical from $100,000 to $75,000; (ii) joining the Company and Paradigm, and its domestic subsidiaries as guarantors as loan parties to the 2018 Credit Agreement; (iii) permitting the Ares Term Loan (as defined below); and (iv) making certain other changes to the 2018 Credit Agreement consistent with the foregoing including pro rata reductions to certain thresholds that were based on the aggregate commitments under the 2018 Credit Agreement.

Second Amendment to Credit Agreement

The Company entered into a Second Amendment to Credit Agreement dated as of December 9, 2019 (the “2019 Second Amendment”). The 2019 Second Amendment amended the 2018 Credit Agreement by increasing the aggregate revolving commitments available to Legacy RTI and Pioneer Surgical from $75,000 to $80,000.

At March 31, 2020, the interest rate applicable to CBFR loans and Eurodollars under the JPM Facility was 3.58%. As of March 31, 2020, there was $71,000 outstanding on the JPM Facility and total remaining available credit on the JPM Facility was $9,000. The Company’s ability to access the JPM Facility is subject to and can be limited by the Company’s compliance with the Company’s financial and other covenants. The Company was in compliance with the financial covenants related to the JPM Facility as of March 31, 2020.

Second Lien Credit Agreement and Term Loan

On March 8, 2019, Legacy RTI entered into a Second Lien Credit Agreement dated as of March 8, 2019 (the “2019 Credit Agreement”), among Legacy RTI, as a borrower, the other loan parties thereto as guarantors (together with Legacy RTI, the “Ares Loan Parties”), Ares Capital Corporation (“Ares”), as lender (together with the various financial institutions as in the future may become parties thereto, the “Ares Lenders”) and as administrative agent for the Ares Lenders. The 2019 Credit Agreement provides for a term loan in the principal amount of up to $100,000 (the “Ares Term Loan”) (subsequently increased to $130,000 as described below). The Ares Term Loan was advanced in a single borrowing on March 8, 2019 (other than any increase thereto as described below).

The Ares Term Loan is guaranteed by the Company and each of the Company’s domestic subsidiaries and is secured by: (i) substantially all of the assets of Legacy RTI; (ii) substantially all of the assets of the Company; (iii) substantially all of the assets of the Company’s domestic subsidiaries; and (iv) 65% of the stock of the Company’s foreign subsidiaries.

The Ares Term Loan will bear interest at a rate per annum equal to, at the option of Legacy RTI: (i) the monthly Base Rate plus an adjustable margin of up to 7.50% (the “Base Rate”); or (ii) the LIBOR plus an adjustable margin of up to 8.50% (the “Ares Eurodollar Rate”) (as the Base Rate and the Ares Eurodollar Rate were subsequently modified as described below). Subject to customary notices, Legacy RTI may elect to convert the Ares Term Loan from Base Rate to Ares Eurodollar Rate or from Ares Eurodollar Rate to Base Rate. The applicable margin is subject to adjustment after the end of each fiscal quarter, based upon the Ares Loan Parties’ Leverage Ratio (as subsequently modified as described below). At any time during the period commencing on March 8, 2019 and ending on March 8, 2021, if the Ares Loan Parties’ Leverage Ratio is greater than 4.50:1.00, Legacy RTI shall have the option (the “PIK Option”) to elect to pay 50% of the interest that will accrue in the subsequent quarterly period in kind by capitalizing it and adding such amount to the principal balance of the Ares Term Loan. If Legacy RTI exercises the PIK Option, the adjustable margin applicable to the Ares Term Loan shall be increased by 0.75%.

The maturity date of the Ares Term Loan is December 5, 2023. Legacy RTI may make optional prepayments on the Ares Term Loan, provided that any such optional prepayments made on or prior to March 8, 2022, shall be subject to a make whole premium or a prepayment price, as the case may be. Legacy RTI is required to make mandatory prepayments of the Ares Term Loan based on excess cash flow and the Ares Loan Parties’ Leverage Ratio, upon the incurrence of certain indebtedness not otherwise permitted under the 2019 Credit Agreement, upon consummation of certain dispositions, and upon the receipt of certain proceeds of casualty events. Legacy RTI was required to pay certain customary closing costs and bank fees upon entering into the 2019 Credit Agreement.

Legacy RTI is subject to certain affirmative and negative covenants, including (but not limited to), covenants limiting Legacy RTI’s ability to: incur certain additional indebtedness; create certain liens; enter into sale and leaseback transactions; and consolidate or merge with, or convey, transfer or lease all or substantially all of its assets to another person. During any JPM Covenant Testing Period Legacy RTI is required to maintain a minimum fixed charge coverage ratio of at least 0.91:1.00 (the “Ares Required Minimum Fixed Charge Coverage Ratio”). The Ares Required Minimum Fixed Charge Coverage Ratio is measured on each JPM Calculation Date, and is calculated using the minimum fixed charge coverage ratio for the twelve (12) consecutive months ending on each JPM Calculation Date. The Ares Loan Parties are required to maintain an initial Leverage Ratio of 9.00:1.00, which ratio steps down each fiscal quarter of Legacy RTI resulting in a requirement that the Ares Loan Parties maintain a total net leverage ratio of 3.50:1.00 for the fiscal quarter ending June 30, 2021 (as subsequently modified as described below), and each fiscal quarter ending thereafter.

The amounts owed under the 2019 Credit Agreement may be accelerated upon the occurrence of certain events of default customary for facilities for similarly rated borrowers.

At March 31, 2020, the interest rate for the Ares Term Loan was 10.41%. The Company was in compliance with the financial covenants related to the Ares Term Loan as of March 31, 2020.

For the three months ended March 31, 2020 and 2019, interest expense associated with the amortization of debt issuance costs was $81 and $283, respectively. Included in the three months ended March 31, 2019, was $219 of accelerated amortization of debt issuance costs associated with the modification of the 2018 Credit Agreement.  For the three months ended March 31, 2019, the Company incurred total debt issuance cost of $729.

As of March 31, 2020, the Company had approximately $6,557 of cash and cash equivalents and $9,000 of availability under the 2018 Credit Agreement.  For the three months ended March 31, 2020, the Company provided approximately $6,516 of cash in its operations.

The 2019 Credit Agreement contains a debt to EBITDA covenant, which requires the Company to maintain a 5.75:1 Leverage Ratio for each quarter ending in 2020, including the fiscal quarter ended March 31, 2020. The 2019 Credit Agreement provides that the Leverage Ratio reduces to 5.25:1 for the quarters ending March 31, 2021 and June 30, 2021, with a final reduction to 3.50:1 for each quarter ending thereafter.  Our Leverage Ratio as of March 31, 2020 is approximately 5.98:1. The Company was unable to comply with the debt to EBITDA covenant leverage ratio, and this event constitutes an event of default for which the Company’s lender could demand repayment of these obligations at any time.

On April 9, 2020 and on May 8, 2020, the Company received waivers and consent agreements with respect to certain financial statement delivery requirements extending the due dates for delivering the required financial statements under the credit facilities. Further, Pursuant to two Consent Agreements, dated June 1, 2020, one with respect to the JPM Credit Facility and one for the Ares Term Loan, each of JPM, the JPM Lenders, Ares and the Ares Lenders, respectively, agreed to extend the deadline for the delivery of the fiscal year end 2019 financial statements to June 8, 2020. Further, each of JPM, the JPM Lenders, Ares and the Ares Lenders also agreed to waive the requirement with respect to the going concern qualification.

18.	Other long-term liabilities

Other long-term liabilities are as follows:

	March 31,	December 31,
	2020	2019
Acquisition contingencies	$1,130	$1,130
Lease obligations	1,629	1,547
Other	874	470
	$3,633	$3,147

Acquisition contingencies represent the Company’s fair value estimate of the Zyga acquisition clinical and revenue milestones of $1,130 at March 31, 2020.

19.	Income Taxes

The Company evaluates the need for deferred tax asset valuation allowances based on a more likely than not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction.

 The Company has evaluated all evidence, both positive and negative, and determined that its deferred tax assets are not more likely than not to be realized. Accordingly, the Company has recorded valuation allowances in the amount of $55,488 and $51,508 at March 31, 2020 and December 31, 2019, respectively. In making this determination, numerous factors were considered including the going-concern evaluation.

     On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted by the United States Congress. As a result of the enactment of the CARES Act, net operating losses (“NOL’s”) can now be carried back for five years and resulted in the Company recognizing approximately $3.5 million of a tax receivable.

20.	Preferred Stock

On June 12, 2013, the Company and WSHP Biologics Holdings, LLC, an affiliate of Water Street Healthcare Partners, a leading healthcare-focused private equity firm (“Water Street”), entered into an investment agreement. Pursuant to the terms of the investment agreement, the Company issued $50,000 of convertible preferred equity to Water Street in a private placement which closed on July 16, 2013, with preferred stock issuance costs of $1,290. The preferred stock accrued dividends at a rate of 6% per annum. To the extent dividends are not paid in cash in any quarter, the dividends which have accrued on each outstanding share of preferred stock during such three-month period will accumulate until paid in cash or converted to common stock.

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

Preferred stock is as follows:

	Preferred Stock Liquidation	Preferred Stock Issuance	Net
	Value	Costs	Total
Balance at January 1, 2020	$66,519	$(109)	$66,410
Amortization of preferred stock issuance costs	—	46	46
Balance at March 31, 2020	$66,519	$(63)	$66,456

	Preferred Stock Liquidation	Preferred Stock Issuance	Net
	Value	Costs	Total
Balance at January 1, 2019	$66,519	$(293)	$66,226
Amortization of preferred stock issuance costs	—	46	46
Balance at March 31, 2019	$66,519	$(247)	$66,272

21.	Severance and Restructuring Costs

As part of the acquisition of Paradigm in 2019, management implemented a plan for which remaining outstanding balances at December 31, 2019 were fully paid out at March 31, 2020.

Accrued severance and restructuring costs at January 1, 2020	$136
Severance and restructuring costs accrued in 2020	-
Subtotal severance and restructuring costs	136
Severance and restructuring related cash payments	(136)
Accrued severance and restructuring charges at March 31, 2020	$-

22.	Commitments and Contingencies

Sale of OEM Business – On January 13, 2020, we entered into an Equity Purchase Agreement, as amended by that certain First Amendment to Equity Purchase Agreement dated as of March 6, 2020, and that certain Second Amendment to Equity Purchase Agreement dated as of April 27, 2020 (as amended, the “OEM Purchase Agreement”), with Ardi Bidco Ltd., a Delaware corporation and an entity affiliated with Montagu Private Equity LLP (“Montagu”), for the sale (the “Sale”) of the RTI’s business of: (a) providing original equipment manufacturing (“OEM”), including the design, development and manufacture, of private label and custom biological-, metal- and polymer-based implants and instruments that are used in spine, sport medicine, plastic and reconstructive, urology, gynecology and trauma surgical procedures, and (b)processing donated human musculoskeletal and other tissue and bovine and porcine animal tissue in producing allograft and xenograft implants using BIOCLEANSE®, TUTOPLAST® and CANCELLE® SP sterilization processes (i) as represented by RTI’s “Sports” line of business and (ii) as otherwise described in RTI Surgical, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on June 8, 2020, in each case for clauses (a) and (b), as currently produced at RTI’s facilities in Alachua, Florida; Marquette, Michigan; Greenville, North Carolina; and Tutogen Medical GmbH’s facility in Neunkirchen, Germany (together, the “OEM Business”; provided that the “OEM Business” shall not be deemed to include the marketing, sale or direct distribution of surgical implants, instruments, or biologics used in the treatment of conditions affecting the spine (x) as represented by RTI’s “Spine” or “International” lines of business and (y) as otherwise described in RTI Surgical, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 5, 2019), for a purchase price of $440 million, subject to certain adjustments. More specifically, pursuant to the terms of the OEM Purchase Agreement, the Company will sell all of the issued and outstanding shares of RTI OEM, LLC (which, prior to the Sale, is required to convert to a corporation and change its name to “RTI Surgical, Inc.”), Tutogen Medical (United States), Inc. and Tutogen Medical GmbH (the “OEM Companies” and, together with a wholly-owned subsidiary, RTI Donor Services, Inc., the “OEM Group Companies”).

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

Acquisition of Zyga– On January 4, 2018, the Company acquired Zyga, a leading spine-focused medical device company that develops and produces innovative minimally invasive devices to treat underserved conditions of the lumbar spine. Zyga’s primary product is the SImmetry® Sacroiliac Joint Fusion System. Under the terms of the merger agreement dated January 4, 2018, the Company acquired Zyga for $21,000 in consideration paid at closing (consisting of borrowings of $18,000 on its revolving credit facility and $3,000 cash on hand), $1,000 contingent upon the successful achievement of a clinical milestone, and a revenue based earnout consideration of up to an additional $35,000.  Based on a probability weighted model, the Company estimates a contingent liability related to the clinical and revenue milestones of $1,130.

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

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. Based on the information currently available to the Company, the Company does not believe that any of these claims that were outstanding as of March 31, 2020 will have a material adverse impact on its financial position or results of operations. The Company’s accounting policy is to accrue for legal costs as they are incurred.

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

In addition to claims made directly against the Company, Coloplast, a distributor of TSM’s and certain allografts processed and private labeled for them under a contract with the Company, has also been named as a defendant in individual TSM cases in various federal and state courts.  Coloplast requested that the Company indemnify or defend Coloplast in those claims which allege injuries caused by the Company’s allograft implants, and on April 24, 2014, Coloplast sued RTI Surgical, Inc. in the Fourth Judicial District of Minnesota for declaratory relief and breach of contract.  On December 11, 2014, Coloplast entered into a settlement agreement with RTI Surgical, Inc. and Tutogen Medical, Inc. (the “Company Parties”) resulting in dismissal of the case.  Under the terms of the settlement agreement, the Company Parties are responsible for the defense and indemnification of two categories of present and future claims:  (1) tissue only (where Coloplast is solely the distributor of Company processed allograft tissue and no Coloplast-manufactured or distributed synthetic mesh is identified) (“Tissue Only Claims”), and (2) tissue plus non-Coloplast synthetic mesh (“Tissue-Non-Coloplast Claims”) (the Tissue Only Claims and the Tissue-Non-Coloplast Claims being collectively referred to as “Indemnified Claims”).  As of March 31, 2020, there are a cumulative total of 1,137 Indemnified Claims for which the Company Parties are providing defense and indemnification.  The defense and indemnification of these cases are covered under the Company’s insurance policy subject to a reservation of rights by the insurer.

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

Securities Class Action—There is currently ongoing stockholder litigation related to the Company’s Investigation (as defined below).  A class action complaint was filed by Patricia Lowry, a purported shareholder of the Company, against the Company, and certain current and former officers of the Company, in the United States District Court for the Northern District of Illinois on March 23, 2020 asserting claims under Sections 10(b) and 20(a) the Securities Exchange Act of 1934 (the “Exchange Act”) and demanding a jury trial (“Lowry Action”).  In the Lowry Action, another purported shareholder of the Company has filed a motion seeking to be appointed as Lead Plaintiff and for the court to appoint her counsel as Lead Counsel.  The court has not yet ruled on that motion.

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

SEC Investigation— As previously disclosed in the RTI’s Current Report on Form 8-K filed with the SEC on March 16, 2020, the Audit Committee of the Board of Directors of RTI, with the assistance of independent legal and forensic accounting advisors, conducted an internal investigation of matters relating to the Company’s revenue recognition practices for certain contractual arrangements, primarily with OEM customers, including the accounting treatment, financial reporting and internal controls related to such arrangements (the “Investigation”). The Investigation was precipitated by an investigation by the SEC initially related to the periods 2014 through 2016. The SEC investigation is ongoing, and the Company is cooperating with the SEC in its investigation. Based on the current information available to the Company the financial or other impact of the Investigation cannot be reasonably determined.

Environmental Protection Agency—On January 28, 2020, RTI received an Opportunity to Show Cause letter from the United States Environmental Protection Agency (“EPA”). The letter alleged potential violations of hazardous waste regulations at the Company’s Alachua, Florida facilities based on a November 20, 2019 inspection conducted by EPA, and offered the Company the opportunity to meet with EPA to explain why EPA should not take any formal enforcement action.  The Company held a virtual meeting with EPA on May 19, 2020 to discuss the corrective actions it had taken in response to EPA’s letter.  During subsequent discussions, EPA has indicated that it intends to impose a penalty on the Company related to the allegations in the letter. The Company has recorded a liability for the amount the EPA has communicated they intend to impose on the Company related to the allegations in the letter which is included in accrued expenses in the condensed consolidated balance sheet.  The Company is in negotiations with EPA.

25.	Subsequent Events

The Company evaluated subsequent events as of the issuance date of the consolidated financial statements as defined by FASB ASC 855, Subsequent Events.

Financing

Third Amendment to Credit Agreement and Joinder Agreement

On April 9, 2020, Legacy RTI entered into a Consent and Third Amendment to Credit Agreement and Joinder Agreement (the “Third Amendment to the 2018 Credit Agreement”), by and among the JPM Loan Parties and the JPM Lenders.  The Third Amendment to the 2018 Credit Agreement amended the 2018 Credit Agreement by: (i) extending the deadline for delivery of certain annual audited financial statements of the Company from March 30, 2020 to April 30, 2020, (ii) modifying certain interest rates contained therein to contain a 1.00% floor, (iii) requiring the Company and each other Loan Party to close all of its deposit accounts and securities accounts at Wells Fargo Bank, N.A. or any affiliates thereof on or before June 19, 2020, and (iv) making certain other changes to the 2018 Credit Agreement consistent with the foregoing.

Fourth Amendment to Credit Agreement and Joinder Agreement

On April 27, 2020, Legacy RTI entered into a Fourth Amendment to Credit Agreement (the “Fourth Amendment to the 2018 Credit Agreement”), by and among the JPM Loan Parties, JPM and the JPM Lenders.  The Fourth Amendment to the 2018 Credit Agreement amends the 2018 Agreement to: (i) provide for a $8,000 block on availability under the 2018 Credit Agreement until the earlier of: (a) the date upon which at least $25,000 of the Second Amendment Incremental Term Loan Commitments (as defined below) have been funded to Legacy RTI in accordance with the 2019 Credit Agreement and evidence of such funding, in form and substance satisfactory to JPM, shall have been received by JPM.; and (b) the date upon which (1) no default or event of default exists under the 2018 Credit Agreement; and (2) Ares notifies Legacy RTI that, for any reason, Second Amendment Incremental Term Loan Commitments have been terminated in accordance with the terms of the 2019 Credit Agreement and evidence of such termination, in form and substance satisfactory to JPMorgan Chase Bank, N.A., shall have been delivered to JPM; (ii) amend the applicable rate with respect to any loan to 2.75% per annum; and (iii) amend the maturity date to the earlier to occur of: (a) June 5, 2023, or any earlier date on which the commitments are reduced to zero or otherwise terminated pursuant to the terms of the 2018 Credit Agreement; and (b) the date that is 30 days prior to the maturity date of the Second Amendment Incremental Term Loan Commitments (as defined below), as the same may be extended from time to time pursuant to the terms of the 2019 Credit Agreement and such extension is agreed to by the JPM Lenders.

First Amendment to Second Lien Credit Agreement

On March 3, 2020, the Company entered into a First Amendment to Second Lien Credit Agreement, dated March 3, 2020 (the “2020 First Amendment”), by and among the Ares Loan Parties and the Ares Lenders.  The 2020 First Amendment amended the 2019 Credit Agreement: (a) amending the definition of “EBITDA” contained therein; (b) modifying the Leverage Ratio covenant contained therein; and (c) making certain other changes to the 2019 Credit Agreement consistent with the foregoing.  These amendments will allow the Company to, among other things, support the investment being made to separate the OEM and Spine businesses in anticipation of the sale of the Company’s OEM business.

Second Amendment to Second Lien Credit Agreement

On April 27, 2020, the Company entered into a Second Amendment to Second Lien Credit Agreement (the “Second Amendment to the 2019 Credit Agreement”), by and among the Ares Loan Parties and the Ares Lenders.  The Second Amendment to the 2019 Credit Agreement amended the 2019 Credit Agreement to: (i) establish an incremental term loan commitment; (ii) provide for certain incremental term loans in an aggregate principal amount not to exceed $30,000 (the “Second Amendment Incremental Loan Commitments”); (iii) provide for a portion of the Second Amendment Incremental Loan Commitments up to $13,500 be available on a delayed-draw basis at any time after the effective date of the Ares Amendment and on or prior to August 31, 2020, subject to certain conditions; iv) increase the Base Rate applicable margin with respect to all Term Loans (other than the Second Amendment Incremental Term Loans) to 12.5% effective on September 1, 2020; and (v)make certain other changes to the 2019 Credit Agreement consistent with the foregoing.  Pursuant to the terms of the Second Amendment to the 2019 Credit Agreement, Legacy RTI agreed pay to Ares, for the ratable benefit of each incremental term lender, a fee in an amount equal to 5.0% of the principal amount of the incremental term loan commitments provided by such lender on the effective date of the Ares Amendment.  The maturity of the loans advanced under the Second Amendment Incremental Term Commitments (the “Second Amendment Incremental Term Loans”) have a maturity date of April 27, 2021.  The Second Amendment Incremental Term Loans must be repaid in their entirety, at which time a takeout fee ranging from $11,250 to $25,500 shall be due and payable (the “Takeout Fee”).  The Takeout Fee is inclusive of all interest accruing due and payable with respect to the Second Amendment Incremental Term Loans.  The interest rate on the Second Amendment Incremental Term Loans is 12.50% and, commencing on September 1, 2020 and on the first day of each of the next four calendar months thereafter, the interest in respect of the Second Amendment Incremental Term Loans shall increase on each such date, on a cumulative basis, by an additional 1.00% per annum (such that, after the fifth such increase, the Base Rate with respect to the Second Amendment Incremental Term Loans shall equal 17.50% per annum).

Derivative Lawsuits—Two derivative lawsuits have also been filed on behalf of the Company, naming it as a nominal defendant, and demanding a jury trial.  On June 5, 2020, David Summers filed a shareholder derivative lawsuit against certain current and former directors and officers of the Company (as well as the Company as a nominal defendant), in the United States District Court for the Northern District of Illinois asserting statutory claims under Sections 10(b), 14(a) and 20(a) of the Exchange Act, as well as common law claims for breach of fiduciary duty, unjust enrichment and corporate waste.  Thereafter, on June 12, 2020, a similar shareholder derivative lawsuit asserting the same claims was filed in the same court by Niall Campbell on behalf of the Company against the same current and former directors and officers of the Company (as well as the Company as a nominal defendant).  The Company intends to seek to have the derivative lawsuits reassigned to the judge overseeing the Lowry Action and then to have the derivative lawsuits consolidated into a single derivative action.

In the future, we may become subject to additional derivative litigation.  Although the Company could be subject to additional unanticipated legal costs associated with any such derivative litigation, it would also be entitled to any monetary award in any successful derivative lawsuit brought on its behalf.  Based on the current information available to the Company, the impact that current or any future derivative litigation may have on the Company cannot be reasonably estimated.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Relating to Forward Looking Statements

Information contained in this filing contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “requires,” “hopes,” “assumes” or comparable terminology, or by discussions of strategy. There can be no assurance that the future results covered by these forward-looking statements will be achieved. Some of the matters described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019, or in subsequent Quarterly Reports on Form 10-Q (including this one), constitute cautionary statements which identify some of the factors regarding these forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in these forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Management Overview

RTI Surgical Holdings, Inc. and Subsidiaries is a global surgical implant company that designs, develops, manufactures and distributes biologic, metal and synthetic implants. Our implants are used in orthopedic, spine, sports medicine, general surgery, trauma and other surgical procedures to repair and promote the natural healing of human bone and other human tissues and improve surgical outcomes. We manufacture metal and synthetic implants and process donated human musculoskeletal and other tissue and bovine and porcine animal tissue in producing allograft and xenograft implants using our proprietary BIOCLEANSE®, TUTOPLAST® and CANCELLE® SP sterilization processes. We process tissue at our facilities in Alachua, Florida and Neunkirchen, Germany and manufacture metal and synthetic implants in Marquette, Michigan and Greenville, North Carolina, and we have a distribution and research center in Wurmlingen, Germany. We are accredited in the U.S. by the American Association of Tissue Banks and we are a member of AdvaMed. Our implants are distributed directly to hospitals throughout the U.S. and in over 50 countries worldwide with the support of both employee and third-party representatives as well as through larger purchasing companies. We were founded in 1997 and are headquartered in Deerfield, Illinois.

Domestic distributions and services accounted for 91% of total revenues in the first three months of 2020. Most of our implants are distributed directly to healthcare providers, hospitals and other healthcare facilities and various original equipment manufacturer (“OEM”) relationships.

International distributions and services accounted for 9% of total revenues in the first three months of 2020. Our implants are distributed in over 50 countries through a direct sales force in Germany and through stocking distributors in the rest of the world outside of Germany and the U.S.

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

COVID-19

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

As the global outbreak of COVID-19 continues to rapidly evolve, it could continue to materially and adversely affect our revenues, financial condition, profitability, and cash flows for an indeterminate period of time. We are unable to accurately predict the full impact that the ongoing COVID-19 pandemic will have due to numerous factors that are not within our control, including the duration and severity of the pandemic. Stay-at-home/ shelter-in-place orders, business closures, travel restrictions, supply chain disruptions, employee illness or quarantines, and other extended periods of interruption to our business have resulted and could continue to result in disruptions to our operations, which have had and could continue to have adverse impacts on the growth of our business, have and could continue to cause us to cease or delay operations, and could prevent our customers from receiving shipments or processing payments. Some experts expect a second, more severe phase of the pandemic in the Fall of 2020 and Winter of 2021. Such a severe second phase would result in additional material adverse impacts upon the Company.

Results of Operations

The following table set forth, in both dollars and as a percentage of revenues, the results of our operations for the three months ended March 31, 2020 and 2019, respectively.

	For the Three Months Ended March 31,
	2020		2019
Revenues	$73,726	100.0%	$70,021	100.0%
Costs of processing and distribution	33,273	45.1%	32,134	45.9%
Gross profit	40,453	54.9%	37,887	54.1%
Expenses:
Marketing, general and administrative	39,217	53.2%	32,116	45.9%
Research and development	4,282	5.8%	4,336	6.2%
Asset impairment and abandonments	1,879	2.5%	15	0.0%
Other general expenses	3,436	4.7%	-	0.0%
Transaction and integration expenses	9,280	12.6%	8,957	12.8%
Total operating expenses	58,094	78.8%	45,424	64.9%
Operating loss	(17,641)	-23.9%	(7,537)	-10.8%
Other (expense) income:
Interest expense	(3,565)	-4.8%	(1,604)	-2.3%
Interest income	50	0.1%	131	0.2%
Foreign exchange loss	(246)	-0.3%	(31)	0.0%
Total other expense - net	(3,761)	-5.1%	(1,504)	-2.1%
Loss before income tax benefit (expense)	(21,402)	-29.0%	(9,041)	-12.9%
Income tax benefit (expense)	3,539	4.8%	(310)	-0.4%
Net loss	(17,863)	-24.2%	(9,351)	-13.4%
Convertible preferred dividend	-	0.0%	-	0.0%
Net loss applicable to common shares	$(17,863)	-24.2%	$(9,351)	-13.4%

The following table reflects revenues for the three months ended March 31, 2020 and 2019, respectively.

	For the Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Revenues:
Spine	$27,109	$24,377
OEM	46,617	45,644
Total revenues	$73,726	$70,021

Three Months Ended March 31, 2020, Compared With Three Months Ended March 31, 2019

Total Revenues – Our total revenues increased $3.7 million, or 5.3%, to $73.7 million for the three months ended March 31, 2020, compared to $70.0 million for the three months ended March 31, 2019, due to increased demand from certain OEM distributors, primarily in our acellular dermal matrix implants and our coflex® Interlaminar Stabilization® implants, acquired March 8, 2019 through the acquisition of Paradigm.

Spine – Revenues from spine implants increased $2.7 million, or 12.0%, to $27.1 million for the three months ended March 31, 2020, compared to $24.4 million for the three months ended March 31, 2019. Spine revenues increased primarily as a result of increased distributions of our coflex® Interlaminar Stabilization® implants.

OEM - Revenues from OEM increased $0.8 million, or 1.8%, to $46.7 million for the three months ended March 31, 2020, compared to $45.8 million for the three months ended March 31, 2019. OEM revenues increased primarily due to increased demand from certain OEM distributors, primarily in our acellular dermal matrix implants.

Costs of Processing and Distribution – Costs of processing and distribution increased $1.1 million, or 3.5%, to $33.3 million for the three months ended March 31, 2020, compared to $32.1 million for the three months ended March 31, 2019. Adjusted for the impact of purchase accounting step-up, cost of processing and distribution increased $0.2 million or 0.7%, to $32.4 million, or 43.9% of revenue, for the three months ended March 31, 2020, compared to $32.1 million, or 45.9% of revenue, for the three months ended March 31, 2019. The increase in costs of processing and distribution was primarily due to increased revenue distributions offset by the reduction in cost from our strategic initiative to optimize material cost and drive operational efficiency.

Marketing, General and Administrative Expenses – Marketing, general and administrative expenses increased $7.1 million, or 22.1%, to $39.2 million for the three months ended March 31, 2020, from $32.1 million for the three months ended March 31, 2019. Marketing, general and administrative expenses increased as a percentage of revenues from 45.9% for the three months ended March 31, 2019, to 53.2% for the three months ended March 31, 2020. The increase in marketing, general and administrative costs is driven by the annualization of the impact of the Paradigm acquisition, increased spending to support the separation of the Spine and OEM segments in support of the sale of the OEM business.

Research and Development Expenses – Research and development expenses of $4.3 million for the three months ended March 31, 2020 was comparable the three months ended March 31, 2019. Research and development expenses decreased as a percentage of revenues from 6.2% for the three months ended March 31, 2019, to 5.8% for the three months ended March 31, 2020.

Asset Impairment and Abandonments– Asset impairment and abandonments expenses were $1.9 million for the three months ended March 31, 2020, which was primarily the result of Spine asset group Property, Plant and equipment being impaired. There were no asset impairment and abandonments for the three months ended March 31, 2019.

Other general expenses – Other general expenses were $3.4 million for the three months ended March 31, 2020. There were no other general expenses for the three months ended March 31, 2019.

Transaction and Integration Expenses – Transaction and integration expenses related to the sale and separation of the OEM business were $9.3 million for the three months ended March 31, 2020, compared to $9.0 million of Paradigm acquisition costs for the three months ended March 31, 2019.

Total Net Other Expense – Total net other expense, which includes interest expense, interest income, and foreign exchange loss, increased $2.3 million, or 150.1%, to $3.8 million as a result of increased borrowings for the three months ended March 31, 2020, from $1.5 million for the three months ended March 31, 2019.

Income Tax Benefit (Expense) – Income tax benefit for the three months ended March 31, 2020, was $3.5 million compared to income tax expense of $0.3 million for the three months ended March 31, 2019. Our effective tax rate for the three months ended March 31, 2020, was 16.5% compared to 3.4% for the three months ended March 31, 2019. For the three months ended March 31, 2020, the Company has provided a full valuation allowance against all of the net deferred tax assets in the amount of $55 million. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted by the United States Congress. As a result of the enactment of the CARES Act, net operating losses (“NOL’s”) can now be carried back for five years and resulted in the Company recognizing approximately $3.5 million of a tax receivable.

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

Non-GAAP Net Income Applicable to Common Shares, Adjusted:

	For the Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Net loss applicable to common shares, as reported	$(17,863)	$(9,351)
Asset impairment and abandonments	1,879	—
Other general expenses	3,436	—
Transaction and integration expenses	9,280	8,957
Inventory purchase price adjustment	878	—
Inventory write-off	48	—
Tax effect on adjustments	—	617
Non-GAAP net (loss) income applicable to common shares, adjusted	$(2,342)	$223

Non-GAAP Gross Profit, Adjusted:

	For the Three Months Ended
	March 31,
	2020	2019
	(In thousands)
Revenues	$73,726	$70,021
Costs of processing and distribution	33,273	32,134
Gross profit, as reported	40,453	37,887
Inventory write-off	48	—
Inventory purchase price adjustment	878	—
Non-GAAP gross profit, adjusted	$41,379	$37,887

The following are explanations of the adjustments that management excluded as part of the non-GAAP measures for the three months ended March 31, 2020 and 2019. Management removes the amount of these costs including the tax effect on the adjustments from our operating results to supplement a comparison to our past operating performance.

2020 Asset impairment and abandonments – These costs relate to asset impairment and abandonments of certain long-term assets within the Spine asset group.

2020 Other general expenses – These costs relate to consulting and legal fees and settlement expenses incurred as a result of the restatement, regulatory and related activities in 2020.

2020 Transaction and integration expenses – These costs relate to transaction and separation expenses due the Sale of OEM in 2020.

2020 Inventory purchase price adjustment – These costs relate to the purchase price effects of acquired Paradigm inventory that was sold during the three months ended March 31, 2020.

2019 Transaction and integration expenses – These costs relate to acquisition and integration expenses due to the purchase of Paradigm in 2019.

Liquidity and Capital Resources

As of March 31, 2020, we had cash of $6.6 million, working capital deficiency of $60.9 million and an accumulated deficit of $469.0 million. We had a loss from operations of $17.6 million and a net loss of $17.9 million for the quarter ended March 31, 2020. We have suffered losses from operations in the previous two fiscal years and did not generate positive cash flows from operations in fiscal year 2019. As of June 26, 2020, our cash balance was approximately $2.5 million and the remaining availability on JPM Facility was $5.3 million. We are currently in compliance with all covenants contained in the 2018 Credit Agreement and the 2019 Credit Agreement.

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

At March 31, 2020, we had 63 days of revenues outstanding in trade accounts receivable, a decrease of 9 days compared to December 31, 2019. The decrease is primarily driven by the longer period receivables remain outstanding for contracts with customers where inventory is exclusively built with no alternative use to us, and where revenue is recognized over time under ASC 606. While we previously recorded revenue and receivables at the time of shipment, they are now recorded over time. The customer, however, is only billed at the time of shipment.

At March 31, 2020, excluding the purchase accounting step-up of Paradigm inventory, we had 326 days of inventory on hand, a decrease of 17 days compared to December 31, 2019. The decrease in inventory days is primarily due to the acquisition of Paradigm. We believe that our inventory levels will be adequate to support our on-going operations for the next twelve months.

At March 31, 2020, our foreign subsidiaries held $1.4 million in cash. We intend to indefinitely reinvest the earnings of our foreign subsidiaries. If we were to repatriate indefinitely reinvested foreign funds, we would not be subject to additional U.S. federal income tax, however, we would be required to accrue and pay any applicable withholding tax and U.S. state income tax liabilities. We do not believe that this policy of indefinitely reinvesting the earnings of our foreign subsidiaries will have a material adverse effect on the business as a whole.

Our short and long-term obligations at March 31, 2020, increased $1.5 million to $175.7 million from $174.2 million at December 31, 2019. The 2018 Credit Agreement and the 2019 Credit Agreement contain customary covenants, including, in the case of the 2019 Credit Agreement, a debt to trailing twelve month EBITDA ratio (the “Leverage Ratio”) which, assuming our short and long-term obligations remain constant, progressively requires the Company to achieve higher earnings before interest, depreciation, taxes, and amortization to outstanding debt ratio.  If we are unable to execute on our acquisition integration plans or achieve our projected growth and cash flow targets, our available liquidity could be further limited, and our operations may lead to defaults under the 2018 Credit Agreement and the 2019 Credit Agreement. In addition, our recent acquisitions require additional cash payments if certain revenue targets are achieved.

The 2019 Credit Agreement contains a debt to EBITDA covenant, which requires the Company to maintain a 5.75:1 Leverage Ratio for each quarter ending in 2020, including the fiscal quarter ended March 31, 2020. The 2019 Credit Agreement provides that the Leverage Ratio reduces to 5.25:1 for the quarters ending March 31, 2021 and June 30, 2021, with a final reduction to 3.50:1 for each quarter ending thereafter.  Our Leverage Ratio as of March 31, 2020 is approximately 5.98:1. The Company was unable to comply with the debt to EBITDA covenant leverage ratio, and this event constitutes an event of default for which the Company’s lender could demand repayment of these obligations at any time.

To maintain an adequate amount of available liquidity and execute on our current business plan, we intend to utilize cash flow from operations to fund business expenses.  In addition, we intend to manage the timing and payment of variable expenditures and utilize available working capital.  As of March 31, 2020, we believe that our working capital, together with our borrowing ability under the revolving JPM Facility, will be adequate to fund ongoing operations through the OEM Closing. However, if the OEM Closing does not occur in the third quarter of 2020, we are likely to be in default under our borrowing arrangements unless waivers can be obtained.

As of March 31, 2020, we have no material off-balance sheet arrangements.

Certain Commitments.

Our long-term debt obligations and availability of credit as of March 31, 2020 are as follows:

	Outstanding	Available
	Balance	Credit
	(In thousands)
Ares Term loan	$105,822
JPM facility	71,000	$9,000
Less unamortized debt issuance costs	(1,149)
Total	$175,673

The following table provides a summary of our long-term debt obligations, operating lease obligations and other significant obligations as of March 31, 2020.

	Contractual Obligations Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Long-term debt obligations	$175,673	$175,673	$—	$-	$—
Operating lease obligations	3,127	1,021	1,071	319	716
Purchase obligations (1)	12,151	12,151	—	—	—
Total	$190,951	$188,845	$1,071	$319	$716

(1)	These amounts consist of contractual obligations for capital expenditures and open purchase orders.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities.  We are exposed to interest rate risk in the United States and Germany. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. We have not entered into derivative transactions related to cash and cash equivalents or debt. Our borrowings under the Ares Term Loan and JPM Facility expose us to market risk related to changes in interest rates. As of March 31, 2020, our outstanding floating rate indebtedness totaled $175.7 million. The primary base interest rate is LIBOR. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100-basis point increase in the interest rate would decrease net income and cash flow by approximately $1.4 million. Other outstanding debt consists of fixed rate instruments. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2020. However, we can give no assurance that interest rates will not significantly change in the future.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. Our international operations currently transact business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on March 31, 2020 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations. We do not expect changes in exchange rates to have a material adverse effect on our income or our cash flows in 2020. However, we can give no assurance that exchange rates will not significantly change in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2020, due to the existence of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously identified and described more fully under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, we identified material weaknesses in the control environment, risk assessment, control activities, monitoring activities, information and communication components of internal control as we did not appropriately design controls in response to the risk of misstatement due to changes in our business environment. The material weaknesses resulted in misstatements that were corrected in the restatement included in our Annual Report on Form 10-K for the year ended December 31, 2019. The material weaknesses have not been remediated as of March 31, 2020.

Additionally, the material weaknesses described above could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Efforts to Address Material Weakness

Our management, with oversight from our Audit Committee, continues to take action on the remediation plan more fully described under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  This plan includes enhancing the overall internal control environment, the addition of experienced internal resources and/or third-party advisors and the implementation of additional controls and procedures to strengthen our internal controls over financial reporting.  While the remediation plan has been developed, and action has been taken on resolution of required activities within it, there are still a significant number of steps to be taken to enable management to complete the remediation.  Accordingly, we concluded that the material weaknesses had not yet been remediated as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 7, 2020, the Audit Committee of the Board concluded that the Company would restate its previously issued audited financial statements for the years ended December 31, 2018, 2017 and 2016, and selected financial data for the years ended December 31, 2015 and 2014, and the unaudited financial statements for the quarterly periods within these years commencing with the first quarter of 2016. The Company filed the restated financial statements on June 8, 2020.

Based on the results of the Investigation, the Company concluded that revenue for certain invoices should have been recognized at a later date than when originally recognized. In response to binding purchase orders from certain OEM customers, goods were shipped and received by the customers before requested delivery dates and agreed-upon delivery windows. In many instances the OEM customers requested or approved the early shipments, but the Company determined that on other occasions the goods were delivered early without obtaining the customers’ affirmative approval. Some of those unapproved shipments were shipped by employees in order to generate additional revenue and resulted in shipments being pulled from a future quarter into an earlier quarter. In addition, the Company concluded that in July 2017 an adjustment was improperly made to a product return provision in the Direct Division. The revenue for those shipments was restated, as well as for other orders that shipped earlier than the purchase order due date in the system for which the Company could not locate evidence that the OEM customers had requested or approved the shipments. In addition, the Company concluded that in the periods from 2015 through the fourth quarter of 2018, certain adjustments were incorrectly or erroneously made via manual journal entries to accrual/reserve accounts, including a July 2017 adjustment to a product return provision in the Direct Division, among others. Accordingly, the Company restated its financial statements to correct these adjustments.

There is currently ongoing stockholder litigation related to the Company’s Investigation.  A class action complaint was filed by Patricia Lowry, a purported shareholder of the Company, against the Company, and certain current and former officers of the Company, in the United States District Court for the Northern District of Illinois on March 23, 2020 asserting claims under Sections 10(b) and 20(a) the Securities Exchange Act of 1934 (the “Exchange Act”) and demanding a jury trial (“Lowry Action”).  In the Lowry Action, another purported shareholder of the Company has filed a motion seeking to be appointed as Lead Plaintiff and for the court to appoint her counsel as Lead Counsel.  The court has not yet ruled on that motion.

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

There has been no material change in our risk factors as previously disclosed in Part I, Item 1.A., Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on June 8, 2020.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to our repurchases of our common stock during the three months ended March 31, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 to January 31, 2020	7,215	$2.69	—	—
February 1, 2020 to February 28, 2020	3,208	$4.05	—	—
March 1, 2020 to March 31, 2020	38,950	$3.89	—	—
Total	49,373	$3.72	—	—

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards, their tax withholdings obligations.
Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

3.1(1)	Amended and Restated Certificate of Incorporation of the Company, effective as of March 8, 2019.

3.2(1)	Certificate of Designation of Series A Convertible Preferred Stock of the Company, effective as of March 8, 2019.

3.3(1)	Amended and Restated Bylaws of the Company, effective as of March 8, 2019.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K12B filed by the Registrant on March 11, 2019.

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

Date: June 30, 2020