Form 10-Q
period 2020-06-30
SURGALIGN HOLDINGS, INC.
filed 2020-08-12
CIK 1760173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-38832

SURGALIGN HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	83-2540607
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Lake Cook Road, Suite 315, Deerfield, Illinois	60015
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (224) 303-4651

RTI Surgical Holdings, Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
common stock, $0.001 par value	SRGA	Nasdaq Global Select Market

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

Shares of common stock, $0.001 par value, outstanding on July 29, 2020:  75,954,373

SURGALIGN HOLDINGS, INC.

FORM 10-Q For the Quarter Ended June 30, 2020

Part I	Financial Information
Item 1.	Unaudited Condensed Consolidated Financial Statements

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	June 30,	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$2,229	$5,608
Accounts receivable - less allowances of $5,717 at June 30, 2020 and $5,098 at December 31, 2019	46,865	59,288
Inventories - net	122,596	124,149
Prepaid and other current assets	9,493	6,769
Total current assets	181,183	195,814
Non-current inventories - net	5,194	6,637
Property, plant and equipment - net	70,131	69,890
Deferred tax assets - net	3,300	-
Goodwill	55,384	55,384
Other intangible assets - net	10,614	10,492
Other assets - net	6,007	6,292
Total assets	$331,813	$344,509
Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$37,490	$30,126
Accrued expenses	29,920	33,337
Derivative liability	23,020	-
Current portion of deferred revenue	3,328	2,748
Current portion of long-term obligations	189,121	174,177
Total current liabilities	282,879	240,388
Other long-term liabilities	2,316	3,147
Total liabilities	285,195	243,535
Commitments and contingencies (Note 22)
Preferred stock Series A, $.001 par value: 5,000,000 shares authorized; 50,000 shares issued and outstanding	66,502	66,410
Stockholders' equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 75,954,373 and 75,213,515 shares issued and outstanding, respectively	75	75
Additional paid-in capital	500,701	498,438
Accumulated other comprehensive loss	(7,701)	(7,629)
Accumulated deficit	(507,606)	(451,179)
Less treasury stock, 1,353,026 and 1,285,224 shares, respectively, at cost	(5,353)	(5,141)
Total stockholders' equity	(19,884)	34,564
Total liabilities and stockholders' equity	$331,813	$344,509

See notes to unaudited condensed consolidated financial statement.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Loss

(Unaudited, in thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues	$54,225	$81,554	$127,951	$151,575
Costs of processing and distribution	31,093	35,430	64,366	67,564
Gross profit	23,132	46,124	63,585	84,011
Expenses:
Marketing, general and administrative	37,066	41,108	79,719	73,224
Research and development	3,274	3,868	7,556	8,204
Severance and restructuring costs	604	—	604	—
Gain on acquisition contingency	(130)	(1,590)	(130)	(1,590)
Asset impairment and abandonments	882	—	2,761	15
Transaction and integration expenses	4,923	1,953	14,203	10,910
Total operating expenses	46,619	45,339	104,713	90,763
Operating income (loss)	(23,487)	785	(41,128)	(6,752)
Other (expense) income:
Interest expense	(5,972)	(3,635)	(9,537)	(5,239)
Interest income	21	26	71	157
Derivative loss	(12,641)	—	(12,641)	—
Foreign exchange loss	217	(19)	(29)	(50)
Total other expense - net	(18,375)	(3,628)	(22,136)	(5,132)
Loss before income tax benefit (expense)	(41,862)	(2,843)	(63,264)	(11,884)
Income tax benefit (expense)	3,298	3,031	6,837	2,721
Net loss	(38,564)	188	(56,427)	(9,163)
Net income (loss) applicable to common shares	(38,564)	188	(56,427)	(9,163)
Other comprehensive (loss) gain:
Unrealized foreign currency translation loss	298	395	(72)	2
Comprehensive loss	$(38,266)	$583	$(56,499)	$(9,161)
Net loss per common share - basic	$(0.51)	$-	$(0.74)	$(0.13)
Net loss per common share - diluted	$(0.51)	$-	$(0.74)	$(0.13)
Weighted average shares outstanding - basic	75,814,668	75,144,488	75,995,324	70,409,839
Weighted average shares outstanding - diluted	75,814,668	91,120,956	75,995,324	70,409,839

See notes to unaudited condensed consolidated financial statements.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity

(Unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2020	$75	$498,438	$(7,629)	$(451,179)	$(5,141)	$34,564
Net loss	—	—	—	(17,863)	—	(17,863)
Foreign currency translation adjustment	—	—	(370)	—	—	(370)
Exercise of common stock options	—	20	—	—	—	20
Stock-based compensation	—	1,310	—	—	—	1,310
Purchase of treasury stock	—	—	—	—	(193)	(193)
Amortization of preferred stock series A issuance costs	—	(44)	—	—	—	(44)
Balance, March 31, 2020	$75	$499,724	$(7,999)	$(469,042)	$(5,334)	$17,424
Net loss	—	—	—	(38,564)	—	(38,564)
Foreign currency translation adjustment	—	—	298	—	—	298
Exercise of common stock options	—	—	—	—	—	—
Stock-based compensation	—	1,023	—	—	—	1,023
Purchase of treasury stock	—	—	—	—	(19)	(19)
Amortization of preferred stock series A issuance costs	—	(46)	—	—	—	(46)
Balance, June 30, 2020	$75	$500,701	$(7,701)	$(507,606)	$(5,353)	$(19,884)
	-	-	-	-	-	-

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2019	$64	$433,143	$(7,270)	$(239,537)	$(4,869)	$181,531
Net loss	—	—	—	(9,351)	—	(9,351)
Foreign currency translation adjustment	—	—	(393)	—	—	(393)
Exercise of common stock options	—	284	—	—	—	284
Equity instruments issued in connection with Paradigm Spine acquisition - net of fees	11	60,719	—	—	—	60,730
Stock-based compensation	—	1,163	—	—	—	1,163
Purchase of treasury stock	—	—	—	—	(130)	(130)
Amortization of preferred stock series A issuance costs	—	(46)	—	—	—	(46)
Balance, March 31, 2019	$75	$495,263	$(7,663)	$(248,888)	$(4,999)	$233,788
Net income	—	—	—	188	—	188
Foreign currency translation adjustment	—	—	395	—	—	395
Exercise of common stock options	—	111	—	—	—	111
Stock-based compensation	—	1,267	—	—	—	1,267
Purchase of treasury stock	—	—	—	—	(42)	(42)
Amortization of preferred stock series A issuance costs	—	(45)	—	—	—	(45)
Balance, June 30, 2019	$75	$496,596	$(7,268)	$(248,700)	$(5,041)	$235,662

See notes to unaudited condensed consolidated financial statements.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Six Months Ended
	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(56,427)	$(9,163)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	4,687	10,308
Provision for bad debts and product returns	1,436	899
Provision for inventory write-downs	1,947	3,274
Amortization of deferred revenue	(2,375)	(2,585)
Deferred income tax benefit	(3,614)	(2,969)
Stock-based compensation	2,344	2,430
Asset impairment and abandonments	2,761	—
Gain on acquisition contingency	(130)	(1,590)
Paid in kind interest expense	3,434	1,473
Amortization of debt issuance costs	283	361
Amortization of debt discount	2,479	—
Derivative loss	12,641	—
Other	131	516
Change in assets and liabilities:
Accounts receivable	10,950	(3,141)
Inventories	1,062	(2,658)
Accounts payable	7,459	(9,751)
Accrued expenses	(4,420)	(2,583)
Deferred revenue	2,955	2,000
Other operating assets and liabilities	(2,192)	240
Net cash used in operating activities	(14,589)	(12,939)
Cash flows from investing activities:
Purchases of property, plant and equipment	(7,315)	(6,912)
Patent and acquired intangible asset costs	(419)	(1,126)
Acquisition of Paradigm Spine	—	(99,921)
Net cash used in investing activities	(7,734)	(107,959)
Cash flows from financing activities:
Proceeds from exercise of common stock options	20	395
Proceeds from long-term obligations	72,829	115,000
Payments of debt issuance costs	(1,740)	(729)
Payments on long-term obligations	(51,962)	—
Payments for treasury stock	(212)	(172)
Net cash provided by financing activities	18,935	114,494
Effect of exchange rate changes on cash and cash equivalents	9	(27)
Net decrease in cash and cash equivalents	(3,379)	(6,431)
Cash and cash equivalents, beginning of period	5,608	10,949
Cash and cash equivalents, end of period	$2,229	$4,518
Supplemental cash flow disclosure:
Cash paid for interest	$4,082	$2,732
Income tax refunds, net of payments	(1,962)	1,982
Non-cash acquisition of property, plant and equipment	342	456
Non-cash embedded derivative associated with Ares	10,379	-
Non-cash acquisition of Paradigm Spine	—	60,730
Non-cash common stock issuance	—	60,730

See notes to unaudited condensed consolidated financial statements.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.	Operations and Organization

Surgalign Holdings Inc. and Subsidiaries. (formerly known as RTI Surgical Holdings, Inc. and Subsidiaries (“RTI”) (“Surgalign” or the “Company”) is a global medical technology company advancing the science of spine care, focused on delivering innovative solutions that drive superior clinical and economic outcomes. The company is building off a legacy of high quality and differentiated products, and continues to invest in clinically validated innovation to deliver better surgical outcomes and improve patient’s lives. Surgalign markets products throughout the United States and in more than 50 countries worldwide through an expanding network of top independent distributors. Surgalign, a member of AdvaMed (“Advanced Medical Technology Association”) , is headquartered in Deerfield, Illinois, and as of the date of filing of this Form 10-Q, has commercial, innovation and design centers in San Diego, California, and Wurmlingen, Germany.

On July 20, 2020, RTI completed the disposition of the original equipment manufacturer (“OEM”) business, refere to subsequent event for further discussion in FN 25, and was renamed to Surgalign Holdings, Inc.  References in this Form 10-Q to Surgalign or the Company refer to the Company as of June 30, 2020, prior to the disposition of the OEM business, unless otherwise noted or obvious from the context.  “Legacy RTI” refers to the Company prior to the acquisition of Paradigm Spine on March 8, 2019. In conjunction with the sale of the OEM business the Company repaid and terminated all outstanding debt held on the books as of June 30, 2020.

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

Many hospitals and other medical facilities have canceled elective surgeries, reduced and diverted staffing and diverted other resources to patients suffering from the infectious disease and limited hospital access for non-patients, including our direct and indirect sales representatives. Because of the COVID-19 pandemic, surgeons and their patients are required, or are choosing, to defer procedures in which our products would be used, and many facilities that specialize in the procedures in which our products would be used have closed or reduced operating hours. These circumstances have negatively impacted the ability of our employees and distributors to effectively market and sell our products. In addition, even after the pandemic has subsided and/or governmental orders no longer prohibit or recommend against performing such procedures, patients may continue to defer such procedures out of concern of being exposed to coronavirus or for other reasons.

The COVID-19 pandemic has also caused adverse effects on general commercial activity and the global economy, which has led to an economic slowdown or recession, and which has adversely affected our business, operating results or financial condition. The adverse effect of the pandemic on the broader economy has also negatively affected demand for procedures using our products, and could cause one or more of our distributors, customers, and suppliers to experience financial distress, cancel, postpone or delay orders, be unable to perform under a contract, file for bankruptcy protection, go out of business, or suffer disruptions in their business. This could impact our ability to provide products and otherwise operate our business, as well as increase our costs and expenses.

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

In response to the COVID-19 novel coronavirus pandemic and the resulting federal and local guidelines, beginning April 6, 2020, the Company furloughed or reduced the hours of over 500 of its U.S.-based employees. While many of those employees have returned to work, the Company cannot predict when it will be able to fully resume normal operations and will continue to carefully monitor the situation and the needs of the business.  In addition, most current employees have taken base salary reductions until business conditions improve.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown.  The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a fair presentation of condensed consolidated financial position, results of operations, comprehensive loss and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, certain June 30, 2019 balances have been restated. The Company includes acquisition, disposal, integration and separation related costs, which are predominantly composed of legal, consulting, advisor fee expenses, within the Transaction and integration expense line on the condensed consolidated comprehensive loss.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Surgalign, Inc., Paradigm Spine, LLC (“Paradigm”), Pioneer Surgical Technology, Inc. (“Pioneer Surgical”), Tutogen Medical, Inc. (“TMI”), and Zyga Technology, Inc. (“Zyga”).  Prior to the completion of the acquisition of Paradigm, the financial statements were that of RTI Surgical, Inc. and subsidiaries (“Legacy RTI”). Subsequent to the acquisition of Paradigm, Surgalign Holdings, Inc. and Subsidiaries is the successor reporting company.

Significant Accounting Policies

Derivative Instruments – The Company reviews debt agreements for embedded features. If these features are not clearly and closely related to the debt host, they meet the definition of a derivative and require bifurcation from the host contract. All derivative instruments, including embedded derivatives are recorded on the balance sheet at their respective fair values. The Company will adjust the carrying value of the derivative liability to fair value at each subsequent reporting date. The changes in the fair value of the derivatives are recorded in the period they occur.

Liquidity and Going Concern

The accompanying condensed consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation assumes that we will continue in operation one year after the date these financial statements are issued, and we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As of June 30, 2020, we had cash of $2.2 million, a working capital deficiency of $101.7 million and an accumulated deficit of $507.6 million. We had a loss from operations of $41.1 million and a net loss of $56.4 million for the six months ended June 30, 2020. We have suffered losses from operations in the previous two fiscal years and did not generate positive cash flows from operations in fiscal year 2019.  Management is projecting that it will continue to generate losses from operations into the future.

As the global outbreak of COVID-19 continues to rapidly evolve, it could continue to materially and adversely affect our revenues, financial condition, profitability, and cash flows for an indeterminate period of time.

On July 20, 2020, RTI completed the disposition of its OEM business.  Upon the close of the transaction, the Company fully repaid all of its outstanding indebtedness, including its revolving line of credit with JP Morgan Chase Bank and both its term loan and incremental term loan commitment with Ares Capital Corporation. Additionally, the Company redeemed all of the outstanding shares of Series A Convertible Preferred Stock.  Management believes that after payment of taxes related to the transaction that it will have approximately $53 million of available cash.

As discussed in Note 24, the Securities and Exchange Commission (“SEC”) has an active investigation that remains ongoing.  The Company continues to cooperate with the SEC in relation to its investigation. Additionally, as disclosed in Note 23, there is currently ongoing shareholder litigation.  Based on current information available to the Company, the impact associated with SEC investigation and shareholder litigation may have on the Company cannot be reasonably estimated.

Although there is uncertainty relate to the matters noted above, based on current information available, management  believes it will have sufficient cash and liquidity, such that it is not probable the Company will be unable to meet its obligations during the next year.

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

The Company’s leases are classified as operating leases and includes office space, automobiles, and copiers.  The Company does not have any finance leases and the Company’s operating leases do not have any residual value guarantees, restrictions or covenants. The Company does not have any leases that have not yet commenced as of June 30, 2020. The Company’s leases have remaining lease terms of 1 to 9 years, some of which include options to extend or terminate the leases.  The option to extend is only included in the lease term if the Company is reasonably certain of exercising that option. Operating lease ROU assets are presented within other assets-net on the condensed consolidated balance sheet.  The current portion of operating lease liabilities are presented within accrued expenses, and the non-current portion of operating lease liabilities are presented within other long-term liabilities on the condensed consolidated balance sheet.

A subset of the Company’s automobile and copier leases contain variable payments.  The variable lease payments for such automobile leases are based on actual mileage incurred at the standard contractual rate. The variable lease payments for such copier leases are based on actual copies incurred at the standard contractual rate. The variable lease costs for all leases are immaterial.

The components of operating lease expense were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Operating lease cost	$362	$440	$738	$784
Short-term operating lease cost	—	-	—	36
Total operating lease cost	$362	$440	$738	$820

Supplemental cash flow information related to operating leases was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$374	$397	$733	$691
ROU assets obtained in exchange for lease obligations	—	-	—	34

Supplemental balance sheet information related to operating leases was as follows:

		Balance at	Balance at
	Balance Sheet Classification	June 30, 2020	December 31, 2019
Assets:
Right-of-use assets	Other assets - net	$1,883	$2,155
Liabilities:
Current	Accrued expenses	$1,001	$1,159
Noncurrent	Other long-term liabilities	1,440	1,547
Total operating lease liabilities		$2,441	$2,706

As of June 30, 2020, the weighted-average remaining lease term was 4.7 years. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, the Company estimates its incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value. The weighted-average discount rate of the Company’s operating leases was 4.8%, as of June 30, 2020.

As of June 30, 2020, maturities of operating lease liabilities were as follows:

Balance at
Maturity of Operating Lease Liabilities	June 30, 2020
2020 (remaining)	$666
2021	778
2022	298
2023	160
2024	159
2025 and beyond	716
Total future minimum lease payments	2,777
Less imputed interest	(336)
Total	$2,441

5.	Segment Reporting

The Company has determined its operating segments in accordance with FASB issued Accounting Standards Codification (“ASC 280”) - Segment Reporting.  Prior to the consummation of the Transaction, the overall strategy of the Company is to manage our business in two operating segments, Global Spine (“Spine”) and Global OEM (“OEM”). The Spine segment focuses on sales, distribution and conducting research and development activities focused on the global spine market and the OEM segment focuses on the design, development and manufacturing of biologics and hardware medical technology. The value drivers of the Spine segment include growth through innovation and acquisition while the value drivers of the OEM segment focus on predetermined and relatively predictable execution. The Company is now organized into two distinct groupings, Spine and OEM, which are also our operating and reportable segments. As the adoption of the new structure was done in the fourth quarter of 2019, the comparative periods for the three and six months ended June 30, 2019 has been restated to conform to the new segment presentation.

The Spine and OEM reportable segments reflect the way the Company was managed prior to the Transaction, and for which separate financial information is available and evaluated regularly by the Company’s chief operating decision maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s Chief Executive Officer is the CODM.

The segment revenues and segment net income (loss) for the three and six months ended June 30, 2020 and 2019 are included in the table below. All revenues are earned from external customers. The Company does not disclose total assets by Spine and OEM as the CODM does not receive or review with regularity assets on a Spine or OEM basis. Additionally, the Company does not disclose long-lived assets by geographic location as no country outside of the United States holds 10 percent or more of our consolidated Property, Plant and Equipment.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Spine	$20,519	$32,747	$47,628	$57,124
OEM	33,706	48,807	80,323	94,451
Total	$54,225	$81,554	$127,951	$151,575
Depreciation and amortization:
Spine	$194	$2,979	$285	$5,379
OEM	2,254	2,929	4,402	4,929
Total	$2,448	$5,908	$4,687	$10,308
Operating income (loss)
Spine	$(5,265)	$(6,296)	$(15,673)	$(10,790)
OEM	(4,729)	7,444	2,633	13,373
Unallocated corporate costs		—
Asset impairment and abandonments	882	-	2,761	15
Gain on acquisition contingency	(130)	(1,590)	(130)	(1,590)
Restatement and related costs	7,818	-	11,254	-
Transaction and integration expenses	4,923	1,953	14,203	10,910
Total unallocated corporate costs	13,493	363	28,088	9,335
Operating (loss) income	$(23,487)	$785	$(41,128)	$(6,752)
Interest expense	(5,972)	(3,635)	(9,537)	(5,239)
Interest income	21	26	71	157
Derivative loss	(12,641)	-	(12,641)	-
Foreign exchange loss	217	(19)	(29)	(50)
Loss before income tax benefit (expense)	$(41,862)	$(2,843)	$(63,264)	$(11,884)

The following table presents revenues by geographic location:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Revenues:
North America	$49,077	$72,426	$115,890	$135,480
EMEA	4,118	7,414	9,853	12,997
Asia Pacific	880	866	1,799	1,348
Latin America	150	848	409	1,750
Total revenues	$54,225	$81,554	$127,951	$151,575

The following table presents percentage of total revenues derived from the Company’s largest distributors all of which are OEM customers:

	For the Three Month Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Percent of revenues derived from:
Distributor
Zimmer Biomet Holdings, Inc.	15%	17%	16%	19%
Medtronic, PLC	6%	8%	6%	8%
DePuy Synthes	5%	4%	5%	4%

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

The Company is organized into two business lines, which are also our operating and reportable segments: Spine and OEM. The following table presents revenues from these two segments for the three and six months ended June 30, 2020 and 2019:

	For the Three Month Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues:
Spine Segment
Domestic	$16,951	$26,351	$39,228	$46,570
International	3,567	6,396	8,400	10,554
OEM Segment
OEM	18,765	32,120	46,084	61,119
Sports	13,248	13,955	30,350	27,791
International	1,694	2,732	3,889	5,541
Total revenues from contracts with customers	$54,225	$81,554	$127,951	$151,575

The following table presents revenues recognized at a point in time and over time for the three and six months ended June 30, 2020 and 2019:

	For the Three Month Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenue recognized at a point in time	$41,463	$64,412	$96,572	$118,509
Revenue recognized over time	12,762	17,142	31,379	33,066
Total revenues from contracts with customers	$54,225	$81,554	$127,951	$151,575

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

The opening and closing balances of the Company’s accounts receivable, contract asset and current and long-term contract liability for the three and six months ended June 30, 2020 and 2019 are as follows:

			Contract
		Contract	Liability
	Accounts	Liability	(Long-
	Receivable	(Current)	Term)
Opening Balance, January 1, 2020	$59,288	$3,378	$-
Closing Balance, June 30, 2020	46,865	3,721	-
Increase/(decrease)	(12,423)	343	-

			Contract
		Contract	Liability
	Accounts	Liability	(Long-
	Receivable	(Current)	Term)
Opening Balance, January 1, 2019	$48,096	$5,425	$744
Closing Balance, June 30, 2019	55,540	5,537	325
Increase/(decrease)	7,444	112	(419)

As of June 30, 2020 and December 31, 2019, $6,060 and $10,633 of unbilled receivables in connection with our exclusively built inventory contracts are included in accounts receivable.
7.	Acquisition of Paradigm Spine, LLC

On March 8, 2019, pursuant to the Master Transaction Agreement (the “Master Transaction Agreement”), dated as of November 1, 2018, by and among Legacy RTI, PS Spine Holdco, LLC, a Delaware limited liability company (“PS Spine”), the Company, and Bears Merger Sub, Inc., a Delaware corporation and direct wholly owned subsidiary of the Company (“Merger Sub”), the Company acquired all of the outstanding equity interests of Paradigm, through a transaction in which: (i) PS Spine contributed all of the issued and outstanding equity interests in Paradigm to the Company (the “Contribution”); (ii) Merger Sub merged with and into Legacy RTI (the “Merger”), with Legacy RTI surviving as a wholly owned direct subsidiary of the Company; and (iii) the Company was renamed “RTI Surgical Holdings, Inc.” (collectively, the “Paradigm Transaction”). Legacy RTI retained its existing name “RTI Surgical, Inc.”

Pursuant to the Master Transaction Agreement: (i) each share of common stock, par value $0.001 per share, of Legacy RTI issued and outstanding immediately prior to the Paradigm Transaction (other than shares held by Legacy RTI as treasury shares or by the Company or Merger Sub immediately prior to the Paradigm Transaction, which were automatically cancelled and ceased to exist) was converted automatically into one fully paid and non-assessable share of Company common stock , par value $0.001 per share; (ii) each share of Series A convertible preferred stock, par value $0.001 per share, of Legacy RTI issued and outstanding immediately prior to the Paradigm Transaction (other than shares held by Legacy RTI as treasury shares or by the Company or Merger Sub immediately prior to the Paradigm Transaction, which were automatically cancelled and ceased to exist) was converted automatically into one fully paid and non-assessable share of Series A convertible preferred stock, par value $0.001 per share, of the Company; and (iii) each stock option and restricted stock award granted by Legacy RTI was converted into a stock option or restricted stock award, as applicable, of the Company with respect to an equivalent number of shares of the Company common stock on the same terms and conditions as were applicable prior to the closing.

The consideration for the Contribution was $100,000 (the “Cash Consideration Amount”) in cash and 10,729,614 shares of Company common stock (the “Stock Consideration Amount”). The Cash Consideration Amount was adjusted lower by Paradigm’s working capital of $7,000.

In addition to the Cash Consideration Amount and the Stock Consideration Amount, the Company may be required to make further cash payments or issue additional shares of Company common stock to PS Spine in an amount up to $50,000 of shares of Company common stock to be valued based upon the Legacy RTI Price and an additional $100,000 of cash and/or Company common stock to be valued at the time of issuance, in each case, if certain revenue targets are achieved between closing, March 8, 2019, and December 31, 2022.  The Company originally estimated the fair value of the contingent liability related to the revenue-based earnout of $72,177 utilizing a Monte-Carlo simulation model as of March 8, 2019. A Monte-Carlo simulation is an analytical method used to estimate fair value by performing a large number of simulations or trial runs and thereby determining a value based on the possible outcomes. Accounted for as a liability to be revalued at each reporting period, the fair value of the contingent liability was measured using Level 3 inputs, which includes weighted average cost of capital and projected revenues and costs. Acquisition and integration related costs, specific to Paradigm, were approximately $15,537, (which includes business development expenses of $462 and severance expense of $896).

The Company has accounted for the acquisition of Paradigm under FASB (“ASC”) 805, Business Combinations.  Paradigm’s results of operations are included in the condensed consolidated financial statements beginning after March 8, 2019, the acquisition date.

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

The following unaudited pro forma information shows the results of the Paradigm’s operations as though the acquisition had occurred as of the beginning of the prior comparable period, January 1, 2019, (in thousands):

For the Six Months Ended
June 30,
2019
Revenues	$18,900
Net loss applicable to common shares	(14,397)

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of the beginning of the periods presented, or the results that may occur in the future.

8.	Stock-Based Compensation

The Company’s policy is to generally grant stock options at an exercise price equal to 100% of the market value of a share of common stock at closing on the date of the grant.  The Company’s stock options generally have five to ten-year contractual terms and vest over a one to five-year period from the date of grant.  The Company’s general policy is to grant restricted stock awards at a fair value equal to 100% of the market value of a share of common stock at closing on the date of the grant. The Company’s restricted stock awards generally vest over one to three-year periods.

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

Stock Options

As of June 30, 2020, there was $2,252 of total unrecognized stock-based compensation related to unvested stock options. The expense related to these stock options is expected to be recognized over a weighted-average period of 3.34 years.

The following tables summarizes information about stock options outstanding, exercisable and available for grant as of June 30, 2020:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Shares	Price	Life (Years)	Value
Outstanding at January 1, 2020	4,536,461	$3.75
Granted	755,866	4.21
Exercised	(5,000)	4.02
Forfeited or expired	(599,630)	4.31
Outstanding at June 30, 2020	4,687,697	$3.75	4.77	$229
Vested or expected to vest at June 30, 2020	4,369,996	$3.73	4.45	$192
Exercisable at June 30, 2020	1,135,490	$3.63	3.03	$25
Available for grant at June 30, 2020	2,738,076

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

Other information concerning stock options are as follows:

	For the Six Months Ended
	June 30,
	2020	2019
Weighted average fair value of stock options granted	$3.00	$1.99
Aggregate intrinsic value of stock options exercised	3	161

The aggregate intrinsic value of stock options exercised in a period represents the pre-tax cumulative difference, for the stock options exercised during the period, between the fair market value of the underlying common stock and the stock option exercise prices.

Restricted Stock Awards

As of June 30, 2020, there was $3,857 of total unrecognized stock-based compensation related to unvested restricted stock awards.  That expense is expected to be recognized on a straight-line basis over a weighted-average period of 1.62 years. The following table summarizes information about unvested restricted stock awards as of June 30, 2020:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at January 1, 2020	1,227,858	$4.34
Granted	944,289	4.19
Vested	(429,667)	4.63
Forfeited	(193,686)	4.41
Unvested at June 30, 2020	1,548,794	$4.16

Restricted Stock Units

As of June 30, 2020, there was $583 of total unrecognized stock-based compensation related to unvested restricted stock units.  That expense is expected to be recognized on a straight-line basis over a weighted-average period of 1.5 years. The following table summarizes information about unvested restricted stock units as of June 30, 2020:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at January 1, 2020	184,582	$7.41
Granted	—	—
Vested	—	—
Forfeited	(9,144)	7.41
Unvested at June 30, 2020	175,438	$7.41

For the three and six months ended June 30, 2020 and 2019, the Company recognized stock-based compensation as follows:

	For the Three Month Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Stock-based compensation:
Costs of processing and distribution	$36	$36	$72	$72
Marketing, general and administrative	983	1,216	2,242	2,328
Research and development	15	15	30	30
Total	$1,034	$1,267	$2,344	$2,430

9.	Net Income Per Common Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted net income per common share is presented below:

	For the Three Month Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Basic shares	75,814,668	75,144,488	75,995,324	70,409,839
Effect of dilutive securities:
Stock options	—	823,707	—	—
Preferred stock Series A	—	15,152,761	—	—
Diluted shares	75,814,668	91,120,956	75,995,324	70,409,839

For the three months ended June 30, 2020   approximately 4,819,238 and for the six months ended June 30, 2020 and 2019, approximately 4,838,639 and 1,429,442, respectively, of issued stock options were not included in the computation of diluted net loss per common share because they were anti-dilutive because their exercise price exceeded the market price. For the three months ended June 30, 2019, options to purchase 823,707  shares of common stock were included in the computation of diluted loss per share because dilutive shares are factored into this calculation when net income is reported.

For the three months ended June 30, 2020 and six months ended June 30, 2020 and 2019, 50,000 shares of convertible preferred stock or 15,152,761of converted common stock and accrued but unpaid dividends were anti-dilutive on an as if-converted basis and were not included in the computation of diluted net loss per common share.  For the three months ended June 30, 2019, 50,000 shares of convertible preferred stock or 15,152,761of converted common stock and accrued but unpaid dividends were dilutive on an as if-converted basis and were included in the computation of diluted net income per common share.
10.	Inventories

Inventories by stage of completion are as follows:

	June 30,	December 31,
	2020	2019
Unprocessed tissue, raw materials and supplies	$29,252	$29,552
Tissue and work in process	35,989	35,740
Implantable tissue and finished goods	62,549	65,494
Total	127,790	130,786
Less current portion	122,596	124,149
Long-term portion	$5,194	$6,637

For the three months ended June 30, 2020 and 2019, the Company had inventory write-downs of $1,430 and $1,744, respectively, and for the six months ended June 30, 2020 and 2019 the Company had inventory write-downs of $1,947 and $3,274, respectively relating primarily to product obsolescence. As of June 30, 2020, the long-term portion of inventory relates to finished goods.
11.	Prepaid and Other Current Assets

Prepaid and Other Current Assets are as follows:

	June 30,	December 31,
	2020	2019
Income tax receivable	$3,963	$2,803
Prepaid expenses	4,642	1,865
Other	888	2,101
	$9,493	$6,769

12.	Property, Plant and Equipment

Property, plant and equipment are as follows:

	June 30,	December 31,
	2020	2019
Land	$2,092	$2,005
Buildings and improvements	57,236	58,208
Processing equipment	46,304	45,762
Surgical instruments	848	541
Office equipment, furniture and fixtures	2,265	1,730
Computer equipment and software	20,820	20,521
Construction in process	14,749	11,717
	144,314	140,484
Less accumulated depreciation	(74,183)	(70,594)
	$70,131	$69,890

For the three months ended June 30, 2020 and 2019, the Company had depreciation expense in connection with property, plant and equipment of $1,880 and $2,800, respectively and for the six months ended months ended June 30, 2020 and 2019, the Company had depreciation expense in connection with property, plant and equipment of $3,646 and $5,539, respectively. For the three and six months ended June 30, 2020, the Company recorded asset impairment and abandonment charges of $882 and $2,761, respectively related to property, plant and equipment in the Spine segment. The Spine asset group could not support the newly capitalized carrying amount of the property, plant and equipment, because the Spine asset group has projected negative cash flows over the useful life of the long-lived assets in the asset group. The fair value of property and equipment was measured utilizing an orderly liquidation value of each of the underlying assets.

13.	Goodwill

The change in the carrying amount of goodwill for the six months ended June 30, 2020, is as follows:

	June 30,	December 31,
	2020	2019
Balance at January 1	$55,384	$59,798
Goodwill acquired related to Paradigm acquisition	—	135,589
Goodwill impairment	—	(140,003)
Balance at end of period	$55,384	$55,384

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

14.	Other Intangible Assets

Other intangible assets are as follows:

	June 30, 2020			December 31, 2019
	Gross		Net	Gross		Net
	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Amount	Amortization	Amount	Amount	Amortization	Amount
Patents	$5,128	$2,983	$2,145	$5,095	$2,768	$2,327
Acquired licensing rights	2,522	157	2,365	1,413	64	1,349
Marketing and procurement and other intangible assets	16,509	10,405	6,104	16,488	9,672	6,816
Total	$24,159	$13,545	$10,614	$22,996	$12,504	$10,492

For the three months ended June 30, 2020 and 2019, the Company had amortization expense of other intangible assets of $568 and $995, respectively and for the six months ended June 30, 2020 and 2019, the Company had amortization expense of other intangible assets of $1,041 and $1,952, respectively.

At June 30, 2020, management’s estimates of future amortization expense for the next five years are as follows:

Amortization
Expense
2020 (remaining)	1,150
2021	2,300
2022	2,300
2023	700
2024	700
2025	700

15.	Fair Value Information

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

Embedded derivatives identified within the Ares incremental term loan entered into, assessed and adjusted to their estimated fair value during the second quarter of 2020. Fair value is measured as of the debt issuance date using Level 3 inputs. For the issuance, the derivative level 3 fair value was measured based on a probability-weighted discounted cash flow approach. Unobservable inputs included the probability of a shareholder approval (unobservable), a recovery scenario should shareholder approval not occur (unobservable), and an estimated discount rate based on market data of comparable debt (observable).

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

The following table summarizes impairments of long-lived assets and the related post impairment fair values of the corresponding assets for the three and six months ended June 30, 2020.

	For the Three Months Ended		For the Six Months Ended
	June 30, 2020		June 30, 2020
	Impairment	Fair Value	Impairment	Fair Value
Property, plant and equipment - net	882	803	2,761	803
	$882	$803	$2,761	$803

16.	Accrued Expenses

Accrued expenses are as follows:

	June 30,	December 31,
	2020	2019
Accrued compensation	$5,283	$5,435
Accrued severance and restructuring costs	604	136
Accrued distributor commissions	4,274	4,569
Accrued donor recovery fees	4,191	8,921
Accrued leases	1,001	1,159
Accrued transactions and integration expenses	4,934	2,555
Other	9,633	10,562
	$29,920	$33,337

17.	Short and Long-Term Obligations

Short and long-term obligations are as follows:

	June 30,	December 31,
	2020	2019
Ares Term loan	$127,710	$104,406
JPM Facility	64,096	71,000
Derivative Liability	23,020	-
Less unamortized debt issuance costs	(2,686)	(1,229)
Total	212,140	174,177
Less current portion	212,140	174,177
Long-term portion	$-	$-

On June 5, 2018, the Company, along with its wholly-owned subsidiary, Pioneer Surgical, entered into that certain Credit Agreement (the “2018 Credit Agreement”), as borrowers, with JPMorgan Chase Bank, N.A. (“JPM”), as lender (together with the various financial institutions as in the future may become parties thereto, the “JPM Lenders”) and as administrative agent for the JPM Lenders. The 2018 Credit Agreement provides for a revolving credit facility in the aggregate principal amount of up to $100,000 (the “JPM Facility”) (subsequently reduced to $75,000, and later increased to $80,000, in each case, as described below). The Company and Pioneer Surgical will be able to, at their option, request an increase to the JPM Facility in an amount not to exceed $50,000, subject to customary conditions and the approval of JPM and the JPM Lenders providing such increased amount.

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

At June 30, 2020, the interest rate applicable to CBFR loans and Eurodollars under the JPM Facility was 3.75%. As of June 30, 2020, there was $64,096 outstanding on the JPM Facility and total remaining available credit on the JPM Facility was $7,404. The Company’s ability to access the JPM Facility is subject to and can be limited by the Company’s compliance with the Company’s financial and other covenants.

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

At June 30, 2020, the interest rate for the Ares Term Loan was 9.75%.

For the six months ended June 30, 2020 and 2019, interest expense associated with the amortization of debt issuance costs was $283 and $361, respectively. Included in the six months ended June 30, 2019, was $219 of accelerated amortization of debt issuance costs associated with the modification of the 2018 Credit Agreement.  For the six months ended June 30, 2019, the Company incurred total debt issuance cost of $826.

As of June 30, 2020, the Company had approximately $2,229 of cash and cash equivalents and $7,404 of availability under the 2018 Credit Agreement.

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

In connection with any repayment or prepayment of principal of the Second Amendment Incremental Loan Commitments (whether voluntary, mandatory, at maturity, by acceleration or otherwise), the Company is obligated to pay the Takeout Fee to the lender. The maximum potential Takeout Fee of $25.5 million will be recorded as initial debt discount and accrued over the expected life of the Second Amendment Incremental Loan Commitments until maturity using the effective interest method.

The Second Amendment Incremental Loan Commitments also contain a provision that allows the lender to accelerate the maturity of the debt upon the receipt of any proceeds from the incurrence of certain indebtedness, disposition of assets in excess of $2,500,000, or a casualty event. The Company will treat this provision as an embedded derivative feature that requires bifurcation and separate accounting from the debt host pursuant to ASC 815. The initial fair value of the embedded derivative of $10.4 million was recorded as a derivative liability that is presented as additional discount on the Second Amendment Incremental Loan Commitments being amortized over the term of the Second Amendment Incremental Loan Commitments using the effective interest method. The derivative liability will be marked to fair value over the term of the Second Amendment Incremental Loan Commitments at each reporting period. As of June 30, 2020, the value of the derivative liability had increased from $10.4 million to $23 million. The Company recorded the increase in fair value of $12.6 million through Other (expense) income in the Statement of Comprehensive Loss.

18.	Other long-term liabilities

Other long-term liabilities are as follows:

	June 30,	December 31,
	2020	2019
Acquisition contingencies	$	$1,130
Lease obligations	1,440	1,547
Other	876	470
	$2,316	$3,147

Acquisition contingencies represent the Company’s fair value estimate of the Zyga acquisition clinical and revenue milestones of $1,130 at December 31, 2019. As of June 30, 2020, there was a $130 reduction in the contingent liability estimate of the Zyga acquisition revenue earnout, as the probability weighted model has been updated based on the current updated forecast for the performance of the Zyga product portfolio. The clinical milestone of $1,000 has been reclassified to current as it will be paid in Q2 2021.

19.	Income Taxes

The Company evaluates the need for deferred tax asset valuation allowances based on a more likely than not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction.  The Company has evaluated all evidence, both positive and negative, and determined that its domestic deferred tax assets are not more likely than not to be realized. Accordingly, the Company has recorded valuation allowances in the amount of $62,975 and $51,508 at June 30, 2020 and December 31, 2019, respectively. In making this determination, numerous factors were considered including the cumulative recent loss position in the US.

The Company considers the removal of the going concern evaluation and the Company’s foreign operations three-year cumulative income position to be objectively verifiable evidence which supports the Company’s ability to utilize its foreign deferred tax assets.  As a result, the valuation allowances against its foreign subsidiaries’ deferred tax assets has been released, resulting in a tax benefit of approximately $3.4M.  The Company expects its foreign deferred tax assets of $3,300, net of the valuation allowance at June 30, 2020 of $ 62,975, to be realized through the generation of future taxable income and the reversal of existing taxable temporary differences.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted by the United States Congress. As a result of the enactment of the CARES Act, net operating losses (“NOL’s”) can now be carried back for five years and resulted in the Company recognizing a benefit of approximately $3.5 million of related to a tax receivable. Our effective tax rate was 7.9 percent and 10.8 percent for the quarter and six months ended June 30, 2020, respectively.

The effective tax rate is impacted both for quarter and year-to-date by valuation allowances in the U.S., which reduce the tax benefit associated with pretax losses.  The impact of the U.S valuation allowances is offset in part by the CARES Act and foreign valuation allowance release benefits referenced above.  The June 30, 2019 effective tax rate was primarily a result of pretax earnings at statutory rates.

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

Preferred stock is as follows:

	Preferred Stock Liquidation	Preferred Stock Issuance	Net
	Value	Costs	Total
Balance at January 1, 2020	$66,519	$(109)	$66,410
Amortization of preferred stock issuance costs	—	46	46
Balance at March 31, 2020	66,519	(63)	66,456
Amortization of preferred stock issuance costs	—	46	46
Balance at June 30, 2020	$66,519	$(17)	$66,502

	Preferred Stock Liquidation	Preferred Stock Issuance	Net
	Value	Costs	Total
Balance at January 1, 2019	$66,519	$(293)	$66,226
Amortization of preferred stock issuance costs	—	46	46
Balance at March 31, 2019	66,519	(247)	66,272
Amortization of preferred stock issuance costs	—	46	46
Balance at June 30, 2019	$66,519	$(201)	$66,318

21.	Severance and Restructuring Costs

As part of the acquisition of Paradigm in 2019, management implemented a plan for which remaining outstanding balances at December 31, 2019 were fully paid out during the first quarter of 2020. During the second quarter of 2020, management implemented a plan as part of the sale of OEM which resulted in $604 of severance and restructuring expense for the six months ended June 30, 2020 included in severance and restructuring costs within the Condensed Consolidated Statements of Comprehensive Gain (Loss).  The severance plan is the transition of certain executives as a result of the sale of the OEM business and is composed of payroll expense all within the Spine segment, which cumulatively the plan will be $604. The total severance and restructuring costs are expected to be paid in full by the fourth quarter of 2020.  Severance and restructuring payments are made over periods ranging from one month to six months and are not expected to have a material impact on cash flows of the Company in any quarterly period.    The following table includes a roll-forward of severance and restructuring costs included in accrued expenses, see Note 16.

Accrued severance and restructuring costs at January 1, 2020	$136
Severance and restructuring costs accrued in 2020	604
Subtotal severance and restructuring costs	740
Severance and restructuring related cash payments	(136)
Accrued severance and restructuring charges at June 30, 2020	$604

22.	Commitments and Contingencies

Sale of OEM Business – On July 20, 2020, pursuant to the previously announced Equity Purchase Agreement, dated as of January 13, 2020, as amended by that certain First Amendment to Equity Purchase Agreement dated as of March 6, 2020, that certain Second Amendment to Equity Purchase Agreement, dated as of April 27, 2020 and that certain Third Amendment to Equity Purchase Agreement, dated as of July 8, 2020 (as amended, the “Purchase Agreement”), by and between the Company and Ardi Bidco Ltd. (the “Buyer”), an entity owned and controlled by Montagu Private Equity LLP, and each of the agreements ancillary to the Purchase Agreement, the transactions contemplated by the Purchase Agreement (the “Transactions”) were consummated. As a result of the Transactions, among other things, the Company’s original equipment manufacturing business and the Company’s business related to processing donated human musculoskeletal and other tissue and bovine and porcine animal tissue in producing allograft and xenograft implants using BIOCLEANSE®, TUTOPLAST® and CANCELLE® SP sterilization processes were sold to the Buyer and its affiliates for a purchase price of $440 million of cash, subject to certain adjustments primarily relating to working capital delivered at closing. More specifically, pursuant to the terms of the Purchase Agreement, the Company and its subsidiaries sold to the Buyer and its affiliates all of the issued and outstanding shares of RTI OEM, LLC (which, prior to the Transactions, was converted to a corporation and changed its name to “RTI Surgical, Inc.”), RTI Surgical, LLC (which, prior to the Transactions, was converted to a corporation and changed its name to “Pioneer Surgical Technology, Inc.”), Tutogen Medical (United States), Inc. and Tutogen Medical GmbH. The Transactions were previously described in the Proxy Statement filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on June 18, 2020.

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

Acquisition of Zyga– On January 4, 2018, the Company acquired Zyga, a leading spine-focused medical device company that develops and produces innovative minimally invasive devices to treat underserved conditions of the lumbar spine. Zyga’s primary product is the SImmetry® Sacroiliac Joint Fusion System. Under the terms of the merger agreement dated January 4, 2018, the Company acquired Zyga for $21,000 in consideration paid at closing (consisting of borrowings of $18,000 on its revolving credit facility and $3,000 cash on hand), $1,000 contingent upon the successful achievement of a clinical milestone, and a revenue based earnout consideration of up to an additional $35,000.  Based on a probability weighted model, the Company estimates a contingent liability related to the clinical milestone of $1,000, which is within the Accrued expenses line of the Condensed Consolidated Balance Sheets.

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

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. Based on the information currently available to the Company, including the availability of coverage under its insurance policies, the Company does not believe that any of these claims that were outstanding as of June 30, 2020 will have a material adverse impact on its financial position or results of operations. The Company’s accounting policy is to accrue for legal costs as they are incurred.

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

In addition to claims made directly against the Company, Coloplast, a distributor of TSM’s and certain allografts processed and private labeled for them under a contract with the Company, has also been named as a defendant in individual TSM cases in various federal and state courts.  Coloplast requested that the Company indemnify or defend Coloplast in those claims which allege injuries caused by the Company’s allograft implants, and on April 24, 2014, Coloplast sued RTI Surgical, Inc. in the Fourth Judicial District of Minnesota for declaratory relief and breach of contract.  On December 11, 2014, Coloplast entered into a settlement agreement with RTI Surgical, Inc. and Tutogen Medical, Inc. (the “Company Parties”) resulting in dismissal of the case.  Under the terms of the settlement agreement, the Company Parties are responsible for the defense and indemnification of two categories of present and future claims:  (1) tissue only (where Coloplast is solely the distributor of Company processed allograft tissue and no Coloplast-manufactured or distributed synthetic mesh is identified) (“Tissue Only Claims”), and (2) tissue plus non-Coloplast synthetic mesh (“Tissue-Non-Coloplast Claims”) (the Tissue Only Claims and the Tissue-Non-Coloplast Claims being collectively referred to as “Indemnified Claims”).  As of June 30, 2020, there are a cumulative total of 1,137 Indemnified Claims for which the Company Parties are providing defense and indemnification.  The defense and indemnification of these cases are covered under the Company’s insurance policy subject to a reservation of rights by the insurer.

Based on the current information available to the Company, the impact that current or any future TSM litigation may have on the Company cannot be reasonably estimated.

LifeNet — On June 27, 2018, LifeNet Health, Inc. (“LifeNet”) filed a patent infringement lawsuit in the United States District Court for the Middle District of Florida (since moved to the Northern District of Florida) claiming infringement of five of its patents by the Company. The suit requests damages, enhanced damages, reimbursement of costs and expenses, reasonable attorney fees, and an injunction. The asserted patents are now expired. On April 7, 2019, the Court granted the Company’s request to stay the lawsuit pending the U.S. Patent Trial and Appeal Board’s (PTAB) decision whether to institute review of the patentability of LifeNet’s patents.  On August 12, 2019 the PTAB instituted review of three LifeNet patents, and on September 3 the PTAB instituted review of the remaining two.  Final decisions with respect to the patentability of LifeNet’s patents (which may be appealed by either party) is expected to take place in the second half of 2020.  The Company continues to believe the suit is without merit and will vigorously defend its position. Based on the current information available to the Company, the impact that current or any future litigation may have on the Company cannot be reasonably estimated.

Securities Class Action—There is currently ongoing stockholder litigation related to the Company’s Investigation (as defined below).  A class action complaint was filed by Patricia Lowry, a purported shareholder of the Company, against the Company, and certain current and former officers of the Company, in the United States District Court for the Northern District of Illinois on March 23, 2020 asserting claims under Sections 10(b) and 20(a) the Securities Exchange Act of 1934 (the “Exchange Act”) and demanding a jury trial (“Lowry Action”).  The court appointed a shareholder as Lead Plaintiff and set August 16, 2020 as the deadline for the filing of any amended complaint.  Counsel for Lead Plaintiff has filed a motion seeking to extend the deadline for the  filing an amended complaint until August 31, 2020. . Based on the current information available to the Company, the impact that current or any future litigation may have on the Company cannot be reasonably estimated.

Derivative Lawsuits—Three derivative lawsuits have also been filed on behalf of the Company, naming it as a nominal defendant, and demanding a jury trial.  On June 5, 2020, David Summers filed a shareholder derivative lawsuit (“Summers Action”) against certain current and former directors and officers of the Company (as well as the Company as a nominal defendant), in the United States District Court for the Northern District of Illinois asserting statutory claims under Sections 10(b), 14(a) and 20(a) of the Exchange Act, as well as common law claims for breach of fiduciary duty, unjust enrichment and corporate waste.  Thereafter, two similar shareholder derivative lawsuits asserting many of the same claims were filed in the same court against the same current and former directors and officers of the Company (as well as the Company as a nominal defendant).  The three derivative lawsuits have been consolidated into the first-filed Summers Action.  No response to any complaint is due until after the Court rules on a leadership structure for plaintiffs’ counsel and either a consolidated amended complaint is filed or the operative complaint is identified. Based on the current information available to the Company the financial or other impact of the Investigation cannot be reasonably determined.

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

SEC Investigation— As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020, and the Form 10-K filed with the SEC on June 8,2020, the Audit Committee of the Board of Directors, with the assistance of independent legal and forensic accounting advisors, conducted an internal investigation of matters relating to the Company’s revenue recognition practices for certain contractual arrangements, primarily with OEM customers, including the accounting treatment, financial reporting and internal controls related to such arrangements (the “Investigation”). The Investigation also examined transactions to understand the practices related to manual journal entries for accrual and reserve accounts.  As a result of the Investigation, the Audit Committee concluded that the Company would restate its previously issued audited financial statements for fiscal years 2018, 2017 and 2016, selected financial data for fiscal years 2015 and 2014, the unaudited financial statements for the quarterly periods within these years commencing with the first quarter of 2016, as well as the unaudited financial statements for the quarterly periods within the 2019 fiscal year.  The Investigation was precipitated by an investigation by the U.S. Securities and Exchange Commission initially related to the periods 2014 through 2016. The SEC investigation is ongoing and the Company is cooperating with the SEC in its investigation. Based on the current information available to the Company the financial or other impact of the Investigation cannot be reasonably determined.

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

Sale of OEM Business

On July 15, 2020, RTI Surgical Holdings, Inc. (the “Company”) the Company announced that it received all of the necessary approvals for the transactions contemplated by the previously disclosed Equity Purchase Agreement, dated as of January 13, 2020 (as amended, the “Purchase Agreement”), by and between the Company and Ardi Bidco Ltd., an entity owned and controlled by Montagu Private Equity LLP, and each of the agreements ancillary to the Purchase Agreement (the “Contemplated Transactions”), the Company’s plans to change the name of the Company from “RTI Surgical Holdings, Inc.” to “Surgalign Holdings, Inc.” and the ticker symbol of the Company from “RTIX” to “SRGA” shortly after consummation of the Contemplated Transactions and the Company’s leadership transitions.

On July 20, 2020, the Company announced the consummation of the Transactions, the Company’s payment of its outstanding indebtedness, the Company’s planned redemption of all of the outstanding shares of its Series A Convertible Preferred Stock, the Name Change, the Symbol Change and the Company’s previously announced leadership transitions, including, without limitation, the appointment of Stuart F. Simpson as the Chairman of the Board, Terry M. Rich as a director and the President and Chief Executive of the Company and Jonathon M. Singer as the Chief Financial and Operating Officer of the Company.

On July 20, 2020, the Company filed: (i) a Certificate of Amendment of the Certificate of Incorporation with the Secretary of Delaware (the “Certificate of Incorporation Amendment”); and (ii) an Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock (the “A&R Certificate of Designation”) to change the name of the Company from “RTI Surgical Holdings, Inc.” to “Surgalign Holdings, Inc.” (the “Name Change”). In connection with the Name Change, the Company’s common stock began trading under the new ticker symbol “SRGA;” trading under the new ticker symbol is expected to begin on Thursday, July 23, 2020 (the “Symbol Change”). The new CUSIP number of the Company’s common stock is 86882C 105.

The Name Change and Symbol Change do not affect the rights of the Company’s security holders. The Company’s common stock will continue to be quoted on Nasdaq. Following the Name Change, the stock certificates, which reflect the former name of the Company, will continue to be valid. Any certificates reflecting the Name Change will be issued in due course as old stock certificates are tendered for exchange or transfer to the Company’s transfer agent.

Discontinued Operations

On July 20, 2020, pursuant to the previously announced Equity Purchase Agreement, dated as of January 13, 2020, as amended by that certain First Amendment to Equity Purchase Agreement dated as of March 6, 2020, that certain Second Amendment to Equity Purchase Agreement, dated as of April 27, 2020 and that certain Third Amendment to Equity Purchase Agreement, dated as of July 8, 2020 (as amended, the “Purchase Agreement”), by and between the Company and Ardi Bidco Ltd. (the “Buyer”), an entity owned and controlled by Montagu Private Equity LLP, and each of the agreements ancillary to the Purchase Agreement, the transactions contemplated by the Purchase Agreement (the “Transactions”) were consummated. As a result of the Transactions, among other things, the Company’s original equipment manufacturing business and the Company’s business related to processing donated human musculoskeletal and other tissue and bovine and porcine animal tissue in producing allograft and xenograft implants using BIOCLEANSE®, TUTOPLAST® and CANCELLE® SP sterilization processes were sold to the Buyer and its affiliates for a purchase price of $440 million of cash, subject to certain adjustments. After consideration of initial working capital adjustments, we currently expect to record a pre-tax gain on disposition of the OEM business in the range of $245 million to $260 million during the third quarter of fiscal 2020. More specifically, pursuant to the terms of the Purchase Agreement, the Company and its subsidiaries sold to the Buyer and its affiliates all of the issued and outstanding shares of RTI OEM, LLC (which, prior to the Transactions, was converted to a corporation and changed its name to “RTI Surgical, Inc.”), RTI Surgical, LLC (which, prior to the Transactions, was converted to a corporation and changed its name to “Pioneer Surgical Technology, Inc.”), Tutogen Medical (United States), Inc. and Tutogen Medical GmbH. The Transactions were previously described in the Proxy Statement filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on June 18, 2020.

Debt Retirement

Effective on July 20, 2020, Surgalign Holdings, Inc. (i) paid in full its $80.0 million revolving credit facility under that certain Credit Agreement dated as of June 5, 2018, by and among Surgalign Spine Technologies, Inc. (formerly known as RTI Surgical, Inc.), as a borrower, Pioneer Surgical Technology, Inc., our wholly-owned subsidiary, as a borrower, the other loan parties thereto as guarantors, JPMorgan Chase Bank, N.A., as lender and as administrative agent for the JPM Lenders, as amended, (ii) terminated the 2018 Credit Agreement, (iii) paid in full its $100.0 million term loan and $30.0 million incremental term loan commitment under that certain Second Lien Credit Agreement, dated as of March 8, 2019, by and among Surgalign Spine Technologies, Inc., as borrower, the lenders party thereto from time to time and Ares Capital Corporation, as administrative agent for the other lenders party thereto, as amended and (iv) terminated the 2019 Credit Agreement.

Retirement of Series A Convertible Preferred Stock and Related Events

On July 17, 2020, the Company received a notification from WSHP Biologics Holdings, LLC (“WSHP”) seeking redemption on or before September 14, 2020 of all of the outstanding shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”), all of which are held by WSHP. On July 24, 2020 the Company redeemed the Series A Preferred Stock for approximately $67 million, a Certificate of Retirement was filed with the Delaware Secretary of State retiring the Series A Preferred Stock, and the WSHP representatives on the Company’s Board of Directors, Curtis M. Selquist and Chris Sweeney resigned from the Board of Directors.

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

Management Overview

On July 20, 2020, RTI completed the disposition of the OEM business, and was renamed Surgalign Holdings, Inc.  References in this Form 10-Q to Surgalign or the Company refer to the Company as of June 30, 2020, prior to the disposition of the OEM business, unless otherwise noted or obvious from the context.   In conjunction with the sale of the OEM business the Company repaid and terminated all outstanding debt held on the books as of June 30, 2020.

Surgalign Holdings, Inc. is a global medical technology company advancing the science of spine care, focused on delivering innovative solutions that drive superior clinical and economic outcomes. The company is building off a legacy of high quality and differentiated products, and continues to invest in clinically validated innovation to deliver better surgical outcomes and improve patient’s lives. Surgalign markets products throughout the United States and in more than 50 countries worldwide through an expanding network of top independent distributors. Surgalign, a member of AdvaMed, is headquartered in Deerfield, Illinois, with commercial, innovation and, as of the date of this filing, has design centers in San Diego, California, and Wurmlingen, Germany. We were founded in 1997.

Domestic distributions and services accounted for 91% of total revenues in the first six months of 2020. Most of our implants are distributed directly to healthcare providers, hospitals and other healthcare facilities and various original equipment manufacturer (“OEM”) relationships.

International distributions and services accounted for 9% of total revenues in the first six months of 2020. Our implants are distributed in over 50 countries through a direct sales force in Germany and through stocking distributors in the rest of the world outside of Germany and the U.S.

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

Sale of OEM Business and Retirement of Debt

On July 15, 2020, RTI Surgical Holdings, Inc. (the “Company”) announced that the Company has received all of the necessary approvals for the transactions contemplated by the previously disclosed Equity Purchase Agreement, dated as of January 13, 2020 (as amended, the “Purchase Agreement”), by and between the Company and Ardi Bidco Ltd., an entity owned and controlled by Montagu Private Equity LLP, and each of the agreements ancillary to the Purchase Agreement (the “Contemplated Transactions”), the Company’s plans to change the name of the Company from “RTI Surgical Holdings, Inc.” to “Surgalign Holdings, Inc.” and the ticker symbol of the Company from “RTIX” to “SRGA” shortly after consummation of the Contemplated Transactions and the Company’s leadership transitions.

On July 20, 2020, the Company announced the consummation of the Transactions, the Company’s payment of its outstanding indebtedness, the Company’s planned redemption of all of the outstanding shares of its Series A Convertible Preferred Stock, the Name Change, the Symbol Change and the Company’s previously announced leadership transitions, including, without limitation, the appointment of Stuart F. Simpson as the Chairman of the Board, Terry M. Rich as the President and Chief Executive of the Company and Jonathon M. Singer as the Chief Operating Officer of the Company.

On July 20, 2020, pursuant to the previously announced Equity Purchase Agreement, dated as of January 13, 2020, as amended by that certain First Amendment to Equity Purchase Agreement dated as of March 6, 2020, that certain Second Amendment to Equity Purchase Agreement, dated as of April 27, 2020 and that certain Third Amendment to Equity Purchase Agreement, dated as of July 8, 2020 (as amended, the “Purchase Agreement”), by and between the Company and Ardi Bidco Ltd. (the “Buyer”), an entity owned and controlled by Montagu Private Equity LLP, and each of the agreements ancillary to the Purchase Agreement, the transactions contemplated by the Purchase Agreement (the “Transactions”) were consummated. As a result of the Transactions, among other things, the Company’s original equipment manufacturing business and the Company’s business related to processing donated human musculoskeletal and other tissue and bovine and porcine animal tissue in producing allograft and xenograft implants using BIOCLEANSE®, TUTOPLAST® and CANCELLE® SP sterilization processes were sold to the Buyer and its affiliates for a purchase price of $440 million of cash, subject to certain adjustments. More specifically, pursuant to the terms of the Purchase Agreement, the Company and its subsidiaries sold to the Buyer and its affiliates all of the issued and outstanding shares of RTI OEM, LLC (which, prior to the Transactions, was converted to a corporation and changed its name to “RTI Surgical, Inc.”), RTI Surgical, LLC (which, prior to the Transactions, was converted to a corporation and changed its name to “Pioneer Surgical Technology, Inc.”), Tutogen Medical (United States), Inc. and Tutogen Medical GmbH. The Transactions were previously described in the Proxy Statement filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on June 18, 2020.

Effective on July 20, 2020, Surgalign Holdings, Inc. (formerly known as RTI Surgical Holdings, Inc.) (“Surgalign” or the “Company”) (i) paid in full its $80.0 million revolving credit facility under that certain Credit Agreement dated as of June 5, 2018 (the “2018 Credit Agreement”), by and among Surgalign Spine Technologies, Inc. (formerly known as RTI Surgical, Inc.), as a borrower, Pioneer Surgical Technology, Inc., our wholly-owned subsidiary, as a borrower, the other loan parties thereto as guarantors, JPMorgan Chase Bank, N.A., as lender (together with the various financial institutions as in the future may become parties thereto, the “JPM Lenders”) and as administrative agent for the JPM Lenders, as amended, (ii) terminated the 2018 Credit Agreement, (iii) paid in full its $100.0 million term loan and $30.0 million incremental term loan commitment under that certain Second Lien Credit Agreement, dated as of March 8, 2019 (the “2019 Credit Agreement”), by and among Surgalign Spine Technologies, Inc., as borrower, the lenders party thereto from time to time and Ares Capital Corporation, as administrative agent for the other lenders party thereto, as amended and (iv) terminated the 2019 Credit Agreement.

On July 17, 2020, the Company received a notification from WSHP seeking redemption on or before September 14, 2020 of all of the outstanding shares of the Series A Preferred Stock,  all of which are held by WSHP. On July 24, 2020 the Company redeemed the Series A Preferred Stock for approximately $67 million, a Certificate of Retirement was filed with the Delaware Secretary of State retiring the Series A Preferred Stock, and the WSHP representatives on the Company’s Board of Directors, Curtis M. Selquist and Chris Sweeney resigned from the Board of Directors.

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

In response to the COVID-19 novel coronavirus pandemic and the resulting federal and local guidelines, Surgalign furloughed or reduced the hours of over 500 of its U.S.-based employees, beginning on April 6, 2020. Although our operations are beginning to increase towards normal levels, we continue to have many employees working remotely. Surgalign cannot predict when it will be able to resume normal operations and will continue to carefully monitor the situation. COVID-19 has had an adverse effect on the overall productivity of our workforce, and we may be required to continue to take extraordinary measures to ensure the safety of our employees and those of our business partners. In addition, our employees may be required to take time off for extended periods of time due to illness or as a result of government-imposed changes to daily routines, including school closures. Additionally, these measures are hindering our ability to recruit, vet and hire personnel for key positions. It is unknown how long these disruptions could continue.

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

Results of Operations

The following table set forth, in both dollars and as a percentage of revenues, the results of our operations for the three and six months ended June 30, 2020 and 2019, respectively.

	For the Three Months Ended June 30,				For the Six Months June 30,
	2020		2019		2020		2019
Revenues	$54,225	100.0%	$81,554	100.0%	$127,951	100.0%	$151,575	100.0%
Costs of processing and distribution	31,093	57.3%	35,430	43.4%	64,366	50.3%	67,564	44.6%
Gross profit	23,132	42.7%	46,124	56.6%	63,585	49.7%	84,011	55.4%
Expenses:
Marketing, general and administrative	37,066	68.4%	41,108	50.4%	79,719	62.3%	73,224	48.3%
Research and development	3,274	6.0%	3,868	4.7%	7,556	5.9%	8,204	5.4%
Severance and restructuring costs	604	1.1%	-	0.0%	604	0.5%	-	0.0%
Gain on acquisition contingency	(130)	-0.2%	(1,590)	-1.9%	(130)	-0.1%	(1,590)	-1.0%
Asset impairment and abandonments	882	1.6%	-	0.0%	2,761	2.2%	15	0.0%
Goodwill impairment	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Transaction and integration expenses	4,923	9.1%	1,953	2.4%	14,203	11.1%	10,910	7.2%
Total operating expenses	46,619	86.0%	45,339	55.6%	104,713	81.8%	90,763	59.9%
Operating income (loss)	(23,487)	-43.3%	785	1.0%	(41,128)	-32.1%	(6,752)	-4.5%
Other (expense) income:
Interest expense	(5,972)	-11.0%	(3,635)	-4.5%	(9,537)	-7.5%	(5,239)	-3.5%
Interest income	21	0.0%	26	0.0%	71	0.1%	157	0.1%
Derivative loss	(12,641)	-23.3%	-	0.0%	(12,641)	-9.9%	-	0.0%
Foreign exchange loss	217	0.4%	(19)	0.0%	(29)	0.0%	(50)	0.0%
Total other expense - net	(18,375)	-33.9%	(3,628)	-4.4%	(22,136)	-17.3%	(5,132)	-3.4%
Loss before income tax benefit (expense)	(41,862)	-77.2%	(2,843)	-3.5%	(63,264)	-49.4%	(11,884)	-7.8%
Income tax benefit (expense)	3,298	6.1%	3,031	3.7%	6,837	5.3%	2,721	1.8%
Net loss	(38,564)	-71.1%	188	0.2%	(56,427)	-44.1%	(9,163)	-6.0%
Convertible preferred dividend	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Net income (loss) applicable to common shares	$(38,564)	-71.1%	$188	0.2%	$(56,427)	-44.1%	$(9,163)	-6.0%

The following table reflects revenues for the three and six months ended June 30, 2020 and 2019, respectively.

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Revenues:
Spine	$20,518	$32,747	$47,627	$57,124
OEM	33,707	48,807	80,324	94,451
Total revenues	$54,225	$81,554	$127,951	$151,575

Three Months Ended June 30, 2020, Compared With Three Months Ended June 30, 2019

Total Revenues – Our total revenues decreased $27.3 million, or 33.5%, to $54.2 million for the three months ended June 30, 2020, compared to $81.6 million for the three months ended June 30, 2019, due to decreased demand as a result in the reduction of elective surgical procedures related to COVID-19 impacting both our Spine and OEM businesses.

Spine – Revenues from spine implants decreased $12.2 million, or 37.0%, to $20.5 million for the three months ended June 30, 2020, compared to $32.7 million for the three months ended June 30, 2019. Spine revenues decreased as a result of the impact of COVID-19.

OEM - Revenues from OEM decreased $15.1 million, or 31.2%, to $33.7 million for the three months ended June 30, 2020, compared to $48.9 million for the three months ended June 30, 2019. OEM revenues decreases entirely as a result of the impact of COVID-19.

Costs of Processing and Distribution – Costs of processing and distribution decreased $4.3 million, or 12.1%, to $31.1 million for the three months ended June 30, 2020, compared to $35.4 million for the three months ended June 30, 2019 Adjusted for the impact of purchase accounting step-up, cost of processing and distribution decreased $3.3 million or 9.4%, to $31.7 million, or 58.5% of revenue, for the three months ended June 30, 2020, compared to $35.0 million, or 42.9% of revenue, for the three months ended June 30, 2019. The decrease in costs of processing and distribution was primarily due to decreased revenue distributions and impact of unabsorbed overhead due to reduction of activity in our plants in response to COVID-19.

Marketing, General and Administrative Expenses – Marketing, general and administrative expenses decreased $4.0 million, or 9.7%, to $37.1 million for the three months ended June 30, 2020, compared to $41.1 million for the three months ended June 30, 2019. Marketing, general and administrative expenses increased as a percentage of revenues from 50.4% for the three months ended June 30, 2019, to 68.4% for the three months ended June 30, 2020. The decrease in marketing, general and administrative costs is driven by a reduction in distribution, marketing and commissions correlating to the reduction in revenue and the furlough of the majority of our sales resources offset by restatement and related costs of $7.8 million for the three months ended June 30, 2020..

Research and Development Expenses – Research and development expenses decreased $0.6 million or 15.4%, to $3.3 million from $3.9 million for the three months ended June 30, 2019. Research and development expenses decreased as a percentage of revenues from 4.7% for the three months ended June 30, 2019, to 6.0% for the three months ended June 30, 2020.  The decrease in Research and development expenses is due to the furlough of a portion of our research and development team during the current quarter.

Severance and restructuring costs – Severance and restructuring costs were $0.6 million for the three months ended June 30, 2020, which is the result of employee transition in relation to the OEM transaction. There were no severance and restructuring costs for the three months ended June 30, 2019.

Gain on acquisition contingency – Gain on acquisition Contingency was $0.1 million for the three months ended June 30, 2020 compared to $1.6 million for the three months ended June 30, 2019.  The gain on acquisition contingency was the result of an adjustment to our estimate of obligation for future milestone payments on the Zyga acquisition for both periods.

Asset Impairment and Abandonments– Asset impairment and abandonments expenses were $0.9 million for the three months ended June 30, 2020, which was primarily the result of Spine asset group Property, Plant and equipment being impaired. There were no asset impairment and abandonments for the three months ended June 30, 2019.

Transaction and Integration Expenses – Transaction and integration expenses related to the sale and separation of the OEM business were $4.9 million for the three months ended June 30, 2020, compared to $2.0 million of Paradigm acquisition costs for the three months ended June 30, 2019.

Total Net Other Expense – Total net other expense, which includes interest expense, amortization of debt discount, interest income, and foreign exchange loss, increased $14.8 million to $18.4 million as a result of amortization of debt discount of $12.6 million associated with the Ares incremental term loan and increased borrowings for the three months ended June 30, 2020, from $3.6 million for the three months ended June 30, 2019.

Income Tax Benefit – Income tax benefit for the three months ended June 30, 2020, was $3.3 million compared to $3.0 million for the three months ended June 30, 2019. Our effective tax rate for the three months ended June 30, 2020, was 6.1% compared to 106.6% for the three months ended June 30, 2019. For the three months ended June 30, 2020, the Company has provided a full valuation allowance against all of the net domestic deferred tax assets in the amount of $63 million.

Six Months Ended June 30, 2020, Compared With Six Months Ended June 30, 2019

Total Revenues – Our total revenues decreased $23.6 million, or 15.6%, to $128.0 million for the six months ended June 30, 2020, compared to $151.6 million for the six months ended June 30, 2019, due to decreased demand as a result in the reduction of elective surgical procedures related to COVID-19 impacting both our Spine and OEM businesses.

Spine – Revenues from spine implants decreased $9.5 million, or 16.3%, to $47.6 million for the six months ended June 30, 2020, compared to $57.1 million for the six months ended June 30, 2019. Spine revenues decreased primarily as a result of as a result of the impact of COVID-19.

OEM - Revenues from OEM decreased $14.2 million, or 15.1%, to $80.3 million for the six months ended June 30, 2020, compared to $94.5 million for the six months ended June 30, 2019. OEM revenues decreased primarily as a result of the impact of COVID-19.

Costs of Processing and Distribution – Costs of processing and distribution decreased $3.2 million, or 4.6%, to $64.4 million for the six months ended June 30, 2020, compared to $67.6 million for the six months ended June 30, 2019 Adjusted for the impact of purchase accounting step-up, cost of processing and distribution decreased $3.6 million or 5.4%, to $63.0 million, or 49.2% of revenue, for the six months ended June 30, 2020, compared to $66.6 million, or 43.9% of revenue, for the six months ended June 30, 2019. The decrease in costs of processing and distribution was primarily due to decreased revenue distributions and impact of unabsorbed overhead due to reduction of activity in our plants in response to COVID-19.

Marketing, General and Administrative Expenses – Marketing, general and administrative expenses increased $6.5 million, or 8.9%, to $79.7 million for the six months ended June 30, 2020, compared to $73.2 million for the six months ended June 30, 2019. Marketing, general and administrative expenses increased as a percentage of revenues from 48.3% for the six months ended June 30, 2019, to 62.3% for the six months ended June 30, 2020. The increase in marketing, general and administrative costs is primarily due  to restatement and related costs of $11.3 million for the six months ended June 30, 2020 offset by a reduction in distribution, marketing and commissions correlating to the reduction in revenue and the furlough of a majority of our sales resources during the second quarter of 2020.

Research and Development Expenses – Research and development expenses decreased $0.6 million or 7.9%, to $7.6 million from $8.2 million for the six months ended June 30, 2019. Research and development expenses increased as a percentage of revenues from 5.4% for the six months ended June 30, 2019, to 5.9% for the six months ended June 30, 2020.  The decrease in Research and development expenses is due to the furlough of a portion of our research and development team during the second quarter of 2020.

Severance and restructuring costs – Severance and restructuring costs were $0.6 million for the six months ended June 30, 2020, which is the result of employee transition in relation to the OEM transaction. There were no severance and restructuring costs for the six months ended June 30, 2019.

Gain on acquisition contingency – Gain on acquisition Contingency was $0.1 million for the six months ended June 30, 2020 compared to $1.6 million for the six months ended June 30, 2019.  The gain on acquisition contingency was the result of an adjustment to our estimate of obligation for future milestone payments on the Zyga acquisition for both periods.

Asset Impairment and Abandonments– Asset impairment and abandonments expenses were $2.8 million for the six months ended June 30, 2020, which was primarily the result of Spine asset group Property, Plant and equipment being impaired. There were no asset impairment and abandonments for the six months ended June 30, 2019.

Transaction and Integration Expenses – Transaction and integration expenses related to the sale and separation of the OEM business were $14.2 million for the six months ended June 30, 2020, compared to $10.9 million of Paradigm acquisition costs for the six months ended June 30, 2019.

Total Net Other Expense – Total net other expense, which includes interest expense, amortization of debt discount, interest income, and foreign exchange loss, increased $17.0 million to $22.1 million as a result of amortization of debt discount of $12.6 million associated with the Ares incremental term loan and increased borrowings for the six months ended June 30, 2020, from $5.1 million for the six months ended June 30, 2019.

Income Tax Benefit – Income tax benefit for the six months ended June 30, 2020, was $6.8 million compared to $2.7 million for the six months ended June 30, 2019. Our effective tax rate for the six months ended June 30, 2020, was 5.3% compared to 22.9% for the six months ended June 30, 2019. For the six months ended June 30, 2020, the Company has provided a full valuation allowance against all of the net domestic deferred tax assets in the amount of $63 million. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted by the United States Congress. As a result of the enactment of the CARES Act, net operating losses (“NOL’s”) can now be carried back for five years and resulted in the Company recognizing approximately $3.5 million of a tax receivable.

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

Non-GAAP Net Income Applicable to Common Shares, Adjusted:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Net loss applicable to common shares, as reported	$(38,564)	$188	$(56,427)	$(9,163)
Severance and restructuring costs	$604	$-	$604	$-
Gain on acquisition contingency	(130)	(1,590)	(130)	(1,590)
Asset impairment and abandonments	882	—	2,761	15
Transaction and integration expenses	4,923	1,953	14,203	10,910
Restatement and related expenses	7,818	—	11,254	—
Inventory purchase price adjustment	563	1,036	1,441	1,036
Inventory write-off	—	—	48	—
Tax effect on adjustments	—	(3,313)	—	(2,696)
Non-GAAP net (loss) income applicable to common shares, adjusted	$(23,904)	$(1,726)	$(26,246)	$(1,488)

Non-GAAP Gross Profit, Adjusted:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
	(In thousands)
Revenues	$54,225	$81,554	$127,951	$151,575
Costs of processing and distribution	31,093	35,430	64,366	67,564
Gross profit, as reported	23,132	46,124	63,585	84,011
Inventory write-off	—	—	48	—
Inventory purchase price adjustment	563	1,036	1,441	1,036
Non-GAAP gross profit, adjusted	$23,695	$47,160	$65,074	$85,047

The following are explanations of the adjustments that management excluded as part of the non-GAAP measures for the three and six months ended June 30, 2020 and 2019. Management removes the amount of these costs including the tax effect on the adjustments from our operating results to supplement a comparison to our past operating performance.

2020 Asset impairment and abandonments – These costs relate to asset impairment and abandonments of certain long-term assets within the Spine asset group.

2020 Restatement and related expenses – These costs relate to consulting and legal fees and settlement expenses incurred as a result of the restatement, regulatory and related activities in 2020.

2020 Gain on acquisition contingency – The gain on acquisition contingency relates to an adjustment to our estimate of obligation for future milestone payments on the Zyga acquisition.

2020 Transaction and integration expenses – These costs relate to professional fees associated with the on-going SEC investigation and other matters.

2020 Restatement and related expenses – These costs relate to transaction and separation expenses due the Sale of OEM in 2020.

2020 Inventory purchase price adjustment – These costs relate to the purchase price effects of acquired Paradigm inventory that was sold during the three and six months ended June 30, 2020.

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

The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation assumes that we will continue in operation one year after the date these financial statements are issued, and we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. As of June 30, 2020, we had cash of $2.2 million, a working capital deficiency of $101.7 million and an accumulated deficit of $507.6 million. We had a loss from operations of $41.1 million and a net loss of $56.4 million for the six months ended June 30, 2020. We have suffered losses from operations in the previous two fiscal years and did not generate positive cash flows from operations in fiscal year 2019.  Management is projecting that it will continue to generate losses from operations into the future.  As of July 31, 2020, our cash balance was approximately $123.7 million.

As the global outbreak of COVID-19 continues to rapidly evolve, it could continue to materially and adversely affect our revenues, financial condition, profitability, and cash flows for an indeterminate period of time.

As a result of the Company not filing its 2019 10-K timely with the Securities and Exchange Commission (“SEC”), the Company is unable to issue securities until they have filed in a timely manner for at least 12 months.  While management does not believe there is any need to raise capital over the near term, the Company is currently exploring strategic alternatives in relation to raising capital under an offering under Rule 144A.

On July 20, 2020, RTI completed the disposition of its OEM business.  Upon the close of the transaction, the Company fully repaid all of its outstanding indebtedness, including its revolving line of credit with JP Morgan Chase Bank and both its term loan and incremental term loan commitment with Ares Capital Corporation. Additionally, the Company redeemed all of the outstanding shares of Series A Convertible Preferred Stock.  Management believes that after payment of taxes related to the transaction that it will have approximately $53 million of available cash.

As discussed in Note 24, the Securities and Exchange Commission (“SEC”) has an active investigation that remains ongoing.  The Company continues to cooperate with the SEC in relation to its investigation. Additionally, as disclosed in Note 23, there is currently ongoing shareholder litigation.  Based on current information available to the Company, the impact associated with SEC investigation and shareholder litigation may have on the Company cannot be reasonably estimated.

Although there is uncertainty relate to the matters noted above, based on current information available, management believes it will have sufficient cash and liquidity, such that it is not probable the Company will be unable to meet its obligations during the next year. As of June 30, 2020, we had cash of $2.2 million, working capital deficiency of $101.7 million and an accumulated deficit of $507.6 million. We had a loss from operations of $41.1 million and a net loss of $56.4 million for the six months ended June 30, 2020. We have suffered losses from operations in the previous two fiscal years and did not generate positive cash flows from operations in fiscal year 2019.

Effective on July 20, 2020, the Company (i) paid in full its outstanding balance of $76.9 million on the $80.0 million revolving credit facility under that certain Credit Agreement dated as of June 5, 2018 (the “2018 Credit Agreement”), by and among Surgalign Spine Technologies, Inc. (formerly known as RTI Surgical, Inc.), as a borrower, Pioneer Surgical Technology, Inc., our wholly-owned subsidiary, as a borrower, the other loan parties thereto as guarantors, JPMorgan Chase Bank, N.A., as lender (together with the various financial institutions as in the future may become parties thereto, the “JPM Lenders”) and as administrative agent for the JPM Lenders, as amended, (ii) terminated the 2018 Credit Agreement, (iii) paid in full its outstanding balance of $155.3 million on the $100.0 million term loan and $30.0 million incremental term loan commitment under that certain Second Lien Credit Agreement, dated as of March 8, 2019 (the “2019 Credit Agreement”), by and among Surgalign Spine Technologies, Inc., as borrower, the lenders party thereto from time to time and Ares Capital Corporation, as administrative agent for the other lenders party thereto, as amended and (iv) terminated the 2019 Credit Agreement.

At June 30, 2020, we had 60 days of revenues outstanding in trade accounts receivable, a decrease of 6 days compared to December 31, 2019. The decrease is primarily driven by the longer period receivables remain outstanding for contracts with customers where inventory is exclusively built with no alternative use to us, and where revenue is recognized over time under FASB ASC 606. While we previously recorded revenue and receivables at the time of shipment, they are now recorded over time. The customer, however, is only billed at the time of shipment.

At June 30, 2020, excluding the purchase accounting step-up of Paradigm inventory, we had 33 days of inventory on hand, a decrease of 10 days compared to December 31, 2019. The decrease in inventory days is primarily due to the acquisition of Paradigm. We believe that our inventory levels will be adequate to support our on-going operations for the next twelve months.

At June 30, 2020, our foreign subsidiaries held $2.5 million in cash. We intend to indefinitely reinvest the earnings of our foreign subsidiaries. If we were to repatriate indefinitely reinvested foreign funds, we would not be subject to additional U.S. federal income tax, however, we would be required to accrue and pay any applicable withholding tax and U.S. state income tax liabilities. We do not believe that this policy of indefinitely reinvesting the earnings of our foreign subsidiaries will have a material adverse effect on the business as a whole.

Our short and long-term obligations at June 30, 2020, increased $37.9 million to $212.1 million from $174.2 million at December 31, 2019. The 2018 Credit Agreement and the 2019 Credit Agreement contain customary covenants, including, in the case of the 2019 Credit Agreement, a debt to trailing twelve month EBITDA ratio (the “Leverage Ratio”) which, assuming our short and long-term obligations remain constant, progressively requires the Company to achieve higher earnings before interest, depreciation, taxes, and amortization to outstanding debt ratio.

The 2019 Credit Agreement contains a debt to EBITDA covenant, which requires the Company to maintain a 5.75:1 Leverage Ratio for each quarter ending in 2020, including the fiscal quarter ended March 31, 2020. The 2019 Credit Agreement provides that the Leverage Ratio reduces to 5.25:1 for the quarters ending March 31, 2021 and June 30, 2021, with a final reduction to 3.50:1 for each quarter ending thereafter. With the termination of both credit agreements the financial covenant s for June 30, 2020 were no longer required.

To maintain an adequate amount of available liquidity and execute on our current business plan, we intend to utilize cash flow from the sale if the OEM business to fund operations and business expenses

As of June 30, 2020, we have no material off-balance sheet arrangements.

Certain Commitments.

Our long-term debt obligations and availability of credit as of June 30, 2020 are as follows:

	Outstanding	Available
	Balance	Credit
	(In thousands)
Ares Term loan	$127,710
JPM facility	64,096	$7,404
Derivative Liability	23,020
Less unamortized debt issuance costs	(2,686)
Total	$212,140

The following table provides a summary of our long-term debt obligations, operating lease obligations and other significant obligations as of June 30, 2020.

	Contractual Obligations Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Long-term debt obligations	$212,140	$212,140	$—	$-	$—
Operating lease obligations	2,777	666	1,076	319	716
Purchase obligations (1)	15,874	15,874	—	—	—
Total	$230,791	$228,680	$1,076	$319	$716

(1)	These amounts consist of contractual obligations for capital expenditures and open purchase orders.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities.  We are exposed to interest rate risk in the United States and Germany. Changes in interest rates affect interest income earned on cash and cash equivalents and interest expense on revolving credit arrangements. We have not entered into derivative transactions related to cash and cash equivalents or debt. Our borrowings under the Ares Term Loan and JPM Facility expose us to market risk related to changes in interest rates. As of June 30, 2020, our outstanding floating rate indebtedness totaled $175.7 million. The primary base interest rate is LIBOR. Assuming the outstanding balance on our floating rate indebtedness remains constant over a year, a 100-basis point increase in the interest rate would decrease net income and cash flow by approximately $1.4 million. Other outstanding debt consists of fixed rate instruments. We do not expect changes in interest rates to have a material adverse effect on our income or our cash flows in 2020. However, we can give no assurance that interest rates will not significantly change in the future.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. Our international operations currently transact business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on June 30, 2020 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations. We do not expect changes in exchange rates to have a material adverse effect on our income or our cash flows in 2020. However, we can give no assurance that exchange rates will not significantly change in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2020, due to the existence of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously identified and described more fully under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, we identified material weaknesses in the control environment, risk assessment, control activities, monitoring activities, information and communication components of internal control as we did not appropriately design controls in response to the risk of misstatement due to changes in our business environment. The material weaknesses resulted in misstatements that were corrected in the restatement included in our Annual Report on Form 10-K for the year ended December 31, 2019. The material weaknesses have not been remediated as of June 30, 2020.

Additionally, the material weaknesses described above could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Efforts to Address Material Weakness

Our management, with oversight from our Audit Committee, continues to take action on the remediation plan more fully described under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  This plan includes enhancing the overall internal control environment, the addition of experienced internal resources and/or third-party advisors and the implementation of additional controls and procedures to strengthen our internal controls over financial reporting.  While the remediation plan has been developed, and action has been taken on resolution of required activities within it, there are still a significant number of steps to be taken to enable management to complete the remediation.  Accordingly, we concluded that the material weaknesses had not yet been remediated as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during the six months ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

SEC and related Audit Committee Investigation

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020, the Audit Committee of the Board, with the assistance of independent legal and forensic accounting advisors, conducted an internal investigation of matters relating to the Company’s revenue recognition practices for certain contractual arrangements, primarily with OEM customers, including the accounting treatment, financial reporting and internal controls related to such arrangements (the “Investigation”). The Investigation also examined transactions to understand the practices related to manual journal entries for accrual and reserve accounts. The Investigation was precipitated by an investigation by the SEC initially related to the periods 2014 through 2016. The SEC investigation is ongoing and the Company is cooperating with the SEC in its investigation.

The Audit Committee completed its Investigation in the second quarter of 2020.  On April 7, 2020, the Audit Committee of the Board concluded that the Company would restate its previously issued audited financial statements for fiscal years 2018, 2017 and 2016, selected financial data for fiscal years 2015 and 2014, the unaudited financial statements for the quarterly periods within these years commencing with the first quarter of 2016, as well as the unaudited financial statements for the quarterly periods within the 2019 fiscal year. The Company filed the restated financial statements on June 8, 2020.

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

Three derivative lawsuits have also been filed on behalf of the Company, naming it as a nominal defendant, and demanding a jury trial.  On June 5, 2020, David Summers filed a shareholder derivative lawsuit (“Summers Action”) against certain current and former directors and officers of the Company (as well as the Company as a nominal defendant), in the United States District Court for the Northern District of Illinois asserting statutory claims under Sections 10(b), 14(a) and 20(a) of the Exchange Act, as well as common law claims for breach of fiduciary duty, unjust enrichment and corporate waste.  Thereafter, two similar shareholder derivative lawsuits asserting many of the same claims were filed in the same court against the same current and former directors and officers of the Company (as well as the Company as a nominal defendant).  The three derivative lawsuits have been consolidated into the first-filed Summers Action.  No response to any complaint is due until after the parties file a Joint Status Report and Plaintiffs’ counsel advise how they intend to proceed with the prosecution of the consolidated derivative action.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to our repurchases of our common stock during the six months ended June 30, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 to January 31, 2020	7,215	$2.69	—	—
February 1, 2020 to February 28, 2020	3,208	$4.05	—	—
March 1, 2020 to March 31, 2020	38,950	$3.89	—	—
April 1, 2020 to April 30, 2020	8,125	$1.86	—	—
May 1, 2020 to May 31, 2020	7,513	$2.67	—	—
June 1, 2020 to June 30, 2020	2,791	$3.89	—	—
Total	67,802	$3.39	—	—

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards, their tax withholdings obligations.
Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

In connection with the closing of the sale of the OEM business, Olivier Visa and John Varela resigned from the Company effective July 20, 2020.  Their resignation was not as a result of any disagreement with the Company regarding any operations, policies or practice.

Item 6.	Exhibits

2.1*	Second Amendment to Equity Purchase Agreement, dated April 27, 2020, by and between the Company and Ardi Bidco Ltd.(1)

2.2*	Third Amendment to Equity Purchase Agreement, dated July 8, 2020, by and between the Company and Ardi Bidco Ltd.(2)

3.1	Amended and Restated Certificate of Incorporation of the Company, effective as of March 8, 2019. (3)

3.2	Certificate of Amendment to Certificate of Incorporation of the Company, effective as of July 20, 2020. (4)

3.3	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock of the Company, effective as of July 20, 2020. (4)

3.4	Certificate of Retirement of Series A Convertible Preferred Stock of the Company, effective as of July 24, 2020.(5)

3.5	Amended and Restated Bylaws of the Company, effective as of July 20, 2020. (4)

10.1	Second Amendment to Equity Commitment Letter, dated as of April 27, 2020, by and among Montagu V LP, Montagu V (Non-US) LP, Montagu V (US) LP, Montagu V (D) LP, Ardi Bidco Ltd. and the Company.(1)

10.2

Second Amendment to Second Lien Credit Agreement, dated April  27, 2020, by and among RTI Surgical, Inc., the other loan parties thereto as guarantors, Ares Capital Corporation, as lender (together with the various financial institutions from time to time party thereto as lenders, the “Lenders”) and as administrative agent for the Lenders. (1)

10.3

Fourth Amendment to Credit Agreement, dated April  27, 2020, by and among RTI Surgical, Inc., the other loan parties thereto as guarantors, JPMorgan Chase Bank, N.A., as lender (together with the various financial institutions from time to time party thereto as lenders, the “Lenders”) and as administrative agent for the Lenders. (1)

10.4	Consultant Agreement, dated July 20, 2020, by and between the Company and Stuart F. Simpson.

10.5	Separation Agreement and General Release, dated July 17, 2020, by and between the Company and Camille Farhat.

10.6	Amended and Restated Employment Agreement, dated June 15, 2020, by and between the Company and Terry M. Rich.

10.7	Stand Alone Restricted Stock Agreement for Terry M. Rich, dated November 29, 2019, by and between the Company and Terry M. Rich.

10.8	Stand Alone Nonqualified Stock Option Agreement for Terry M. Rich, dated November 29, 2019, by and between the Company and Terry M. Rich.

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*

Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of such omitted schedule to the Securities and Exchange Commission upon request.

(1)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed by the Registrant on April 29, 2020.
(2)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed by the Registrant on July 9, 2020.
(3)	Incorporated by reference to Registrant’s Current Report on Form 8-K12B filed by the Registrant on March 11, 2019.
(4)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed by the Registrant on July 20, 2020.
(5)	Incorporated by reference to Registrant’s Current Report on Form 8-K filed by the Registrant on July 24, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGALIGN HOLDINGS, INC. (Registrant)

By:	/s/ Terry M. Rich
Terry M. Rich President and Chief Executive Officer

By:	/s/ Jonathon M. Singer
Jonathon M. Singer Chief Financial and Operating Officer

Date: August 12, 2020