Form 10-Q
period 2020-09-30
SURGALIGN HOLDINGS, INC.
filed 2020-11-16
CIK 1760173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

Shares of common stock, $0.001 par value, outstanding on October 31, 2020:  81,396,449

SURGALIGN HOLDINGS, INC.

FORM 10-Q For the Quarter Ended September 30, 2020

Part I	Financial Information
Item 1.	Unaudited Condensed Consolidated Financial Statements

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	September 30,	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$95,790	$5,608
Accounts receivable - less allowances of $6,638 at September 30, 2020 and $4,795 at December 31, 2019	24,485	23,216
Inventories - net	28,195	24,574
Prepaid and other current assets	4,278	4,034
Current assets of discontinued operations	-	138,382
Total current assets	152,748	195,814
Non-current inventories - net	4,872	6,637
Property, plant and equipment - net	617	789
Other assets - net	10,107	5,418
Noncurrent assets of discontinued operations	-	135,851
Total assets	$168,344	$344,509

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$10,760	$11,116
Accrued expenses	13,720	15,099
Accrued income taxes	29,106	424
Current liabilities of discontinued operations	-	213,749
Total current liabilities	53,586	240,388
Deferred tax liability	2,559	-
Other long-term liabilities	1,323	2,862
Noncurrent liabilities of discontinued operations	-	285
Total liabilities	57,468	243,535
Commitments and contingencies (Note 19)
Preferred stock Series A, $.001 par value: 5,000,000 shares authorized; 50,000 shares issued and outstanding	-	66,410
Stockholders' equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 75,146,449 and 75,213,515 shares issued and outstanding, respectively	75	75
Additional paid-in capital	503,901	498,438
Accumulated other comprehensive loss	(2,619)	(7,629)
Accumulated deficit	(384,922)	(451,179)
Less treasury stock, 1,429,141 and 1,285,224 shares, respectively, at cost	(5,559)	(5,141)
Total stockholders' equity	110,876	34,564
Total liabilities and stockholders' equity	$168,344	$344,509

See notes to unaudited condensed consolidated financial statement.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income / (Loss)

(Unaudited, in thousands, except share and per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues	$27,926	$28,702	$75,562	$85,849
Cost of goods sold	11,892	7,607	30,336	24,711
Gross profit	16,034	21,095	45,226	61,138
Expenses:
Marketing, general and administrative	27,754	34,247	97,095	95,454
Research and development	2,208	4,271	9,764	12,475
Gain on acquisition contingency	-	—	(130)	(1,590)
Asset impairment and abandonments	9,356	4	12,117	15
Transaction and integration expenses	3,411	3,089	5,826	13,999
Total operating expenses	42,729	41,611	124,672	120,353
Operating loss	(26,695)	(20,516)	(79,446)	(59,215)
Other (expense) income:
Interest income	21	4	92	161
Foreign exchange gain (loss)	21	(51)	(28)	(88)
Total other expense - net	42	(47)	64	73
Loss before income tax benefit	(26,653)	(20,563)	(79,382)	(59,142)
Income tax benefit	—	3,591	3,492	9,955
Net loss from continuing operations	(26,653)	(16,972)	(75,890)	(49,187)
Discontinued operations (Note 4)
Income from operations of discontinued operations (including gain on disposition of $210,866 for the three and nine months ended 9/30/2020)	191,871	13,292	181,337	39,987
Income tax provision	(42,534)	(1,458)	(39,189)	(5,101)
Net income on discontinued operations	149,337	11,834	142,148	34,886
Net income (loss) applicable to common shares	122,684	(5,138)	66,258	(14,301)

Other comprehensive gain (loss):
Unrealized foreign currency translation gain (loss)	(108)	(1,122)	(180)	(1,120)
Comprehensive income (loss)	$122,576	$(6,260)	$66,078	$(15,421)

Net loss from continuing operations per common share - basic	$(0.36)	$(0.23)	$(1.04)	$(0.71)
Net loss from continuing operations per common share - diluted	$(0.36)	$(0.23)	$(1.04)	$(0.71)
Net income from discontinued operations per common share - basic	$2.04	$0.16	$1.95	$0.50
Net income from discontinued operations per common share - diluted	$2.04	$0.16	$1.95	$0.50
Weighted average shares outstanding - basic	73,212,662	72,472,591	72,933,038	69,340,006
Weighted average shares outstanding - diluted	73,212,662	72,472,591	72,933,038	69,340,006

See notes to unaudited condensed consolidated financial statements.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity

(Unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2020	$75	$498,438	$(7,629)	$(451,179)	$(5,141)	$34,564
Net loss	—	—	—	(17,863)	—	(17,863)
Foreign currency translation adjustment	—	—	(370)	—	—	(370)
Exercise of common stock options	—	20	—	—	—	20
Stock-based compensation	—	1,310	—	—	—	1,310
Purchase of treasury stock	—	—	—	—	(193)	(193)
Amortization of preferred stock series A issuance costs	—	(44)	—	—	—	(44)
Balance, March 31, 2020	$75	$499,724	$(7,999)	$(469,042)	$(5,334)	$17,424
Net loss	—	—	—	(38,564)	—	(38,564)
Foreign currency translation adjustment	—	—	298	—	—	298
Stock-based compensation	—	1,023	—	—	—	1,023
Purchase of treasury stock	—	—	—	—	(19)	(19)
Amortization of preferred stock series A issuance costs	—	(46)	—	—	—	(46)
Balance, June 30, 2020	$75	$500,701	$(7,701)	$(507,606)	$(5,353)	$(19,884)
Net income	—	—	—	122,684	—	122,684
Foreign currency translation adjustment	—	—	(108)	—	—	(108)
Foreign currency translation adjustment related to the impact of discontinued operations	—	—	5,190	—	—	5,190
Stock-based compensation	—	3,217	—	—	—	3,217
Purchase of treasury stock	—	—	—	—	(206)	(206)
Amortization of preferred stock series A issuance costs	—	(17)	—	—	—	(17)
Balance, September 30, 2020	$75	$503,901	$(2,619)	$(384,922)	$(5,559)	$110,876

See notes to unaudited condensed consolidated financial statements.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity

(Unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2019	$64	$433,143	$(7,270)	$(239,537)	$(4,869)	$181,531
Net loss	—	—	—	(9,351)	—	(9,351)
Foreign currency translation adjustment	—	—	(393)	—	—	(393)
Exercise of common stock options	—	284	—	—	—	284
Equity instruments issued in connection with Paradigm Spine acquisition - net of fees	11	60,719	—	—	—	60,730
Stock-based compensation	—	1,163	—	—	—	1,163
Purchase of treasury stock	—	—	—	—	(130)	(130)
Amortization of preferred stock series A issuance costs	—	(46)	—	—	—	(46)
Balance, March 31, 2019	$75	$495,263	$(7,663)	$(248,888)	$(4,999)	$233,788
Net income	—	—	—	188	—	188
Foreign currency translation adjustment	—	—	395	—	—	395
Exercise of common stock options	—	111	—	—	—	111
Stock-based compensation	—	1,267	—	—	—	1,267
Purchase of treasury stock	—	—	—	—	(42)	(42)
Amortization of preferred stock series A issuance costs	—	(45)	—	—	—	(45)
Balance, June 30, 2019	$75	$496,596	$(7,268)	$(248,700)	$(5,041)	$235,662
Net loss	—	—	—	(5,138)	—	(5,138)
Foreign currency translation adjustment	—	—	(1,122)	—	—	(1,122)
Stock-based compensation	—	969	—	—	—	969
Purchase of treasury stock	—	—	—	—	(32)	(32)
Amortization of preferred stock series A issuance costs	—	(47)	—	—	—	(47)
Balance, September 30, 2019	$75	$497,518	$(8,390)	$(253,838)	$(5,073)	$230,292

See notes to unaudited condensed consolidated financial statements.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$66,258	$(14,301)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	6,003	16,342
Provision for bad debts and product returns	2,015	1,050
Provision for inventory write-downs	9,597	5,482
Revenue recognized due to change in deferred revenue	(2,618)	(3,772)
Deferred income tax benefit	(932)	(4,588)
Stock-based compensation	5,550	3,399
Asset impairment and abandonments	12,117	—
Gain on acquisition contingency	(130)	(1,590)
Paid in kind interest expense	—	2,948
Loss on extinguishment of debt	2,686	—
Amortization of debt issuance costs	283	361
Amortization of debt discount	2,479	—
Derivative loss	12,641	—
Gain on sale of OEM business	(210,866)	—
Other	214	708
Change in assets and liabilities:
Accounts receivable	9,221	(4,522)
Inventories	(7,236)	(7,609)
Accounts payable	1,695	(12,684)
Accrued expenses	20,694	3,998
Deferred revenue	2,955	2,000
Other operating assets and liabilities	(5,295)	274
Net cash used in operating activities	(72,669)	(12,504)
Cash flows from investing activities:
Purchases of property, plant and equipment	(9,738)	(10,882)
Patent and acquired intangible asset costs	(419)	(1,786)
Proceeds from sale of OEM business	437,097	—
Acquisition of Paradigm Spine	—	(99,692)
Net cash provided by (used in) investing activities	426,940	(112,360)
Cash flows from financing activities:
Proceeds from exercise of common stock options	20	395
Repayment of short-term obligations	(76,912)
Proceeds from long-term obligations	89,892	118,000
Payments of debt issuance costs	(1,740)	(729)
Payments on long-term obligations	(207,266)	(500)
Payments for treasury stock	(418)	(204)
Redemption of preferred stock	(66,519)	—
Other	38	—
Net cash (used in) provided by financing activities	(262,905)	116,962
Effect of exchange rate changes on cash and cash equivalents	(1,184)	(96)
Net decrease in cash and cash equivalents	90,182	(7,998)
Cash and cash equivalents, beginning of period	5,608	10,949
Cash and cash equivalents, end of period	$95,790	$2,951
Supplemental cash flow disclosure:
Cash paid for interest	$4,488	$4,941
Net income tax payments (refunds)	4,986	(1,982)
Non-cash acquisition of property, plant and equipment	—	817
Non-cash acquisition of Paradigm Spine	—	60,730
Non-cash common stock issuance	—	60,730

See notes to unaudited condensed consolidated financial statements.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data)

1.	Operations and Organization

Surgalign Holdings Inc. and Subsidiaries (“Surgalign” or the “Company”), (formerly known as RTI Surgical Holdings, Inc. and Subsidiaries (“RTI”), is a global medical technology company advancing the science of spine care, focused on delivering innovative solutions that drive superior clinical and economic outcomes. The Company is building off a legacy of high quality and differentiated products and continues to invest in clinically validated innovation to deliver better surgical outcomes and improve patient’s lives. Surgalign markets products throughout the United States and in more than 50 countries worldwide through an expanding network of top independent distributors. Surgalign, a member of AdvaMed (“Advanced Medical Technology Association”), is headquartered in Deerfield, IL, with commercial, innovation and design centers in San Diego, CA, Marquette MI and Wurmlingen, Germany.

On July 20, 2020, pursuant to the Equity Purchase Agreement and subsequent amendments entered into in 2020 (the “Purchase Agreement”), RTI sold its original equipment manufacturing business and business related to processing donated human musculoskeletal and other tissue and bovine and porcine animal tissue (collectively, the “OEM Businesses”) to Ardi Bidco Ltd. (the “Buyer”) and its affiliates for a purchase price of $440 million of cash, subject to certain adjustments (the “Transactions”). More specifically, pursuant to the terms of the Purchase Agreement, RTI sold to the Buyer and its affiliates all of the issued and outstanding shares of RTI OEM, LLC (which, prior to the Transactions, was converted to a corporation and changed its name to “RTI Surgical, Inc.”), RTI Surgical, LLC (which, prior to the Transactions, was converted to a corporation and changed its name to “Pioneer Surgical Technology, Inc.”), Tutogen Medical (United States), Inc. and Tutogen Medical GmbH. The Transactions were previously described in the Proxy Statement filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on June 18, 2020. Subsequent to the Transactions, RTI was renamed to Surgalign Holdings, Inc, operating as Surgalign Spine Technologies. References in this Form 10-Q to Surgalign or the Company refer to the Company including, where obvious from the context, the disposed OEM Businesses. “Legacy RTI” refers to the Company prior to the acquisition of Paradigm Spine on March 8, 2019.

Prior to the sale of the OEM Businesses, the Company operated two reportable segments: Spine and OEM.  Subsequent to the sale of the OEM Businesses, the Company operates reportable one segment.

On Sept 29, 2020, the Company entered into a Stock Purchase Agreement to acquire Holo Surgical Inc., a privately-held technology company that is developing an Augmented Reality and Artificial Intelligence digital surgery platform (‘ARAI™’), to enable digital spine surgery. Total consideration for the transaction is valued at up to $125 million, consisting of consideration valued at $42 million payable at closing in cash and shares of the Company’s common stock, plus potential future milestone payments that will be paid over a six-year period when and if certain regulatory and revenue milestones are achieved (see note 23).

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

At times throughout 2020, many hospitals and other medical facilities canceled elective surgeries, reduced and diverted staffing and diverted other resources to patients suffering from the infectious disease and limited hospital access for non-patients, including our direct and indirect sales representatives. Because of the COVID-19 pandemic, surgeons and their patients are required, or are choosing, to defer procedures in which our products would be used, and many facilities that specialize in the procedures in which our products would be used have closed or reduced operating hours. These circumstances have negatively impacted the ability of our employees and distributors to effectively market and sell our products. In addition, even after the pandemic has subsided and/or governmental orders no longer prohibit or recommend against performing such procedures, patients may continue to defer such procedures out of concern of being exposed to coronavirus or for other reasons.

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

In response to the COVID-19 novel coronavirus pandemic and the resulting federal and local guidelines, the Company furloughed or reduced the hours of a majority of its U.S.-based employees in Q2 2020, but they have since returned to work.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown.  The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a fair presentation of condensed consolidated financial position, results of operations, comprehensive loss and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). All intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. As noted in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, certain September 30, 2019 balances have been restated. The Company includes acquisition, disposal, integration and separation related costs, which are predominantly composed of legal, consulting, advisor fee expenses, within the “Transaction and integration expense” line on the condensed consolidated comprehensive loss.

The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Surgalign, Inc., Paradigm Spine, LLC (“Paradigm”), Pioneer Surgical Technology, Inc. (“Pioneer Surgical”), and Zyga Technology, Inc. (“Zyga”).  The financial positions and operating results of the disposed OEM Businesses have been reported as Discontinued Operations in the condensed consolidated financial statements in the current as well as prior comparative periods.

Immaterial restatement of earnings per share (EPS)

The Company identified errors in the calculation of its historical basic and diluted EPS.  In the historical periods presented in the filing, the weighted average basic and diluted shares incorrectly included treasury stock, restricted stock awards, and restricted stock units.  The weighted average shares used in the restated basic and diluted EPS from continuing operations and discontinued operation has been corrected.

Significant New Accounting Policies

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

Liquidity

As the global outbreak of COVID-19 continues to rapidly evolve, it could continue to materially and adversely affect our revenues, financial condition, profitability, and cash flows for an indeterminate period of time.

In connection with the Transactions on July 20, 2020, the Company (i) paid in full its $80.0 million revolving credit facility under that certain Credit Agreement dated as of June 5, 2018, by and among Surgalign Spine Technologies, Inc. (formerly known as RTI Surgical, Inc.), as a borrower, Pioneer Surgical Technology, Inc., our wholly-owned subsidiary, as a borrower, the other loan parties thereto as guarantors, JPMorgan Chase Bank, N.A., as lender and as administrative agent for the JPM Lenders, as amended (the “2018 Credit Agreement”), (ii) terminated the 2018 Credit Agreement, (iii) paid in full its $100.0 million term loan and $30.0 million incremental term loan commitment under that certain Second Lien Credit Agreement, dated as of March 8, 2019, by and among Surgalign Spine Technologies, Inc., as borrower, the lenders party thereto from time to time and Ares Capital Corporation, as administrative agent for the other lenders party thereto, as amended (the “2019 Credit Agreement”) and (iv) terminated the 2019 Credit Agreement. Additionally, the Company redeemed all of the outstanding shares of Series A Convertible Preferred Stock.

As discussed in Note 21, the Securities and Exchange Commission (“SEC”) has an active investigation that remains ongoing.  The Company continues to cooperate with the SEC in relation to the investigation. Based on current information available to the Company, the impact associated with SEC investigation and shareholder litigation may have on the Company cannot be reasonably estimated.

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

The coronavirus (COVID-19) pandemic, as well as the corresponding governmental response and the Company’s management of the crisis has had a significant impact on the Company’s business. The consequences of the outbreak and impact on the economy continues to evolve and the full extent of the impact is uncertain as of the date of this filing. The outbreak has already brought a significant disruption to the operations of the Company.  The continued disruptions to our business as a result of COVID-19 has resulted in a material adverse effect on our business, operating results and financial condition. The full extent to which the COVID-19 pandemic will impact our business will depend on future developments that are highly uncertain and cannot be accurately predicted, including the possibility that new adverse information may emerge concerning COVID-19 and additional actions to contain it or treat its impact may be required.

As of September 30, 2020, we had cash of $95,790 and an accumulated deficit of $384,922. For the nine-months ended September 30, 2020, we had a loss from continuing operations of $75,890. We have incurred losses from operations in the previous two fiscal years and did not generate positive cash flows from operations in fiscal year 2019 or for the nine-months ended September 30, 2020. The Company closed on the sale of the OEM business to Ardi Bidco, Ltd., on July 20, 2020 and upon the close of the sale, the Company repaid all of its debt obligations in full.  Additionally, all preferred stock was also redeemed by Water Street Healthcare Partners, resulting in cash payment of $66,519 during the third quarter of 2020.

During the third quarter of 2020, the Company had announced that it had acquired Holosurgical, Inc. (“Holosurgical”).  The acquisition closed on October 23, 2020 (see Note 22, Subsequent Events).  Under the terms of the acquisition agreement, Surgalign paid $30 million in cash and issued 6.25 million shares of Surgalign common stock valued at approximately $12 million. In addition, further contingent consideration valued at up to $83 million may be payable in common stock and cash upon achievement of certain regulatory, developmental, and commercial milestones.  The first milestone achievement to Holosurgical relating to regulatory approval could occur as early as the second half of 2021.

The Company is projecting it will continue to generate significant negative operating cash flows over the next 12-months and beyond.  In consideration of i) COVID-19 uncertainties, ii) negative cash flows that are projected over the next 12-month period, iii) the income taxes to be paid related to the gain on sale associated with the OEM business, and iv) approx. $10 million in contingent consideration amounts which are expected to become due to the former owners of Holosurgical if regulatory approval in the US is obtained in 2021, which would paid through combination of common stock and cash; the Company has forecasted the need to raise  additional capital in order to continue as a going concern.  The Company’s operating plan for the next 12-month period also includes continued investments in its product pipeline which will necessitate additional debt and/or equity financing in addition to the funding of future operations through 2021 and beyond. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If cash resources are insufficient to satisfy the Company’s on-going cash requirements through 2021, the Company will be required to scale back operations, reduce research and development expenses, and postpone, as well as suspend capital expenditures, in order to preserve liquidity. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

In consideration of the inherent risks and uncertainties that exist in relation to both elective surgeries, as well as in relation to worsening of global economic conditions resulting from ongoing COVID-19 pandemic, along with the cash paid to acquire Holosurgical and potential contingent consideration milestone payments, a portion of which are expected to be paid in common stock and/or cash which may become due in 2021;  management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management is planning to raise additional debt and/or equity financing and will attempt to curtail discretionary expenditures in the future, if necessary, however, in consideration of the risks and uncertainties mentioned, such plans cannot be considered probable of occurring at this time.

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

3.	Recently Adopted and Issued Accounting Standards

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 was issued to reduce the complexity of accounting for income taxes for those entities that fall within the scope of the accounting standard. The guidance is to be applied using a prospective method, excluding amendments related to franchise taxes, which should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company early adopted ASU 2019-12 on January 1, 2020, and there was no material impact on the Company’s condensed consolidated financial statements.

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) and other interbank offered rates. This guidance is effective beginning on March 12, 2020 through December 31, 2022. The Company adopted ASU 2020-04 and it did not have an impact on its condensed consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. This ASU modifies the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 is effective for the Company beginning after December 31, 2019. Certain disclosures in ASU 2018-13 are required to be applied on a retrospective basis and others on a prospective basis. The Company adopted ASU 2018-13 and it did not have an impact on the condensed consolidated financial statements.

4.	Discontinued Operations

In connection with the Transactions, on July 20, 2020, RTI completed the disposition of its OEM Businesses.  Accordingly, the OEM Business is reported as discontinued operations in accordance with Accounting Standard Codification (“ASC”) 205-20 - Discontinued Operations (“ASC 205-20”).  The related assets and liabilities of the OEM Businesses are classified as assets and liabilities of discontinued operations as of December 31, 2019 in the Condensed Consolidated Balance Sheets and the results of operations from the OEM Businesses and gain on the sale of OEM Businesses are reported as discontinued operations in the Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2020 and 2019. Applicable amounts in the prior year have been recast to conform to this discontinued operations presentation.

The following tables shows the assets and liabilities of the discontinued operations:

As of December 31, 2019
Carrying amounts of the major classes of assets included in discontinued operations:
Accounts receivable - net	$36,072
Inventories - net	99,575
Prepaid and other current assets	2,735
Total current assets	138,382
Property, plant and equipment - net	69,102
Deferred tax assets - net	-
Goodwill	55,384
Other intangible assets - net	10,492
Other assets - net	873
Total noncurrent assets	135,851
Total assets of discontinued operations	$274,233
Carrying amounts of the major classes of liabilities included in discontinued operations:
Current Liabilities:
Accounts payable	$19,010
Accrued expenses	17,814
Current portion of deferred revenue	2,748
Current portion of long-term obligations	174,177
Total current liabilities	213,749
Other long-term liabilities	285
Total liabilities of discontinued operations	$214,034

The current portion of the long-term obligations relates to the 2018 Credit Agreement and 2019 Credit Agreement.

In accordance with the terms and conditions in the Purchase Agreement and approved by respective lenders, on July 20, 2020, the Company (i) paid in full its $80.0 million revolving credit facility under the 2018 Credit Agreement, (ii) terminated the 2018 Credit Agreement, (iii) paid in full its $100.0 million term loan and $30.0 million incremental term loan commitment under the 2019 Credit Agreement, and (iv) terminated the 2019 Credit Agreement. The related long-term obligations as of December 31, 2019 as well as the related interest expense and debt issuance costs related to these loans have been included in the discontinued operations.

The following tables shows the financial results of the discontinued operations:

	Three Months Ended September 30,	Three Months Ended September 30,	Nine Months Ended September 30,	Nine Months Ended September 30,
	2020	2019	2020	2019
Major classes of line items constituting net income from discontinued operations
Revenues	$6,877	$48,039	$87,192	$142,467
Costs of processing and distribution	4,006	25,910	49,928	76,370
Gross profit	2,871	22,129	37,264	66,097
Expenses:
Marketing, general and administrative	2,259	4,972	12,636	16,993
Severance and restructuring costs	-	-	604	-
Transaction and integration expenses	11,811	120	23,598	120
Total expenses	14,070	5,092	36,838	17,113
Operating (loss) income	(11,199)	17,037	426	48,984
Other expense (income):
Interest expense	5,094	3,718	14,632	8,957
Loss on extinguishment of debt	2,686	-	2,686	-
Derivative loss	-	-	12,641	-
Foreign exchange (gain) loss	17	27	(3)	40
Total other expense - net	7,797	3,745	29,956	8,997
(Loss) income from discontinued operations	(18,996)	13,292	(29,530)	39,987
Gain on sale of net assets of discontinued operations	210,866	-	210,866	-
Income from discontinued operations before income tax provision	191,871	13,292	181,337	39,987
Income tax provision	(42,534)	(1,458)	(39,189)	(5,101)
Net Income from discontinued operations	$149,337	$11,834	$142,148	$34,886

In accordance with ASC 205-20, only expenses specifically identifiable and related to a business to be disposed may be presented in discontinued operations. As such, the marketing and general and administrative expenses in discontinued operations include corporate costs incurred directly in support of the Company’s OEM business.

Pursuant to the Purchase Agreement, RTI and the Buyer have also entered into a Transition Services Agreement, through which the disposed OEM Businesses will provide to the Company transitional services related to IT support, customer and vendor management, and procurement etc. for periods ranging from 3 to 12 months after the disposal. Since the transitional services are related to the Company’s continuing operations, the related expenses are reported as the operating expenses of the continuing operations.

The Company applied the “Intraperiod Tax Allocation” rules under ASC 740, which requires the allocation of an entity’s total annual income tax provision among continuing operations and, in the Company’s case, discontinued operations. Included in the $1.6 million income tax expense for fiscal year 2019 is $0.6 million tax expense related to the gain on the Divestiture. The taxes on the gain were calculated using various state statutory tax rates and are partially offset by the utilization of historical state and federal net operating losses.

Proceeds from the sale of the Company’s OEM Business have been presented in the Consolidated Statements of Cash Flows under investing activities for the nine months ended September 30, 2020.

Total operating and investing cash flows of discontinued operations for the nine months ended September 30, 2020 and 2019 are comprised of the following, which exclude the effect of income taxes:

	Nine Months Ended
	September 30	September 30
	2020	2019
Significant operating non-cash reconciliation items:
Depreciations and amortization	$4,633	$6,445
Provision for bad debt and products returns	$650	$56
Provision on inventory write-downs	$-	$1,455
Revenue recognized due to change in deferred revenue	$(2,618)	$(3,772)
Deferred income tax provision	$(3,644)	$(184)
Stock-based compensation	$792	$401
Gain on sale of discontinued assets, net	$(210,866)	$-
Paid in kind interest expense	$-	$2,948
Loss on extinguishment of debt	$2,686	-
Amortizations of debt issuance costs	$283	361
Amortizations of debt discount	$2,479	-

Significant investing items:
Purchase of property, plant and equipment	$(1,867)	$(5,171)
Patent and acquired intangible asset costs	$(419)	$(1,786)
Proceeds from sale of OEM business	$437,097	$-

5.	Revenue from Contracts with Customers

The Company recognizes revenue upon transfer of control of promised products in an amount that reflects the consideration it expects to receive in exchange for those products. The Company typically transfers control at a point in time upon shipment or delivery of the implants for direct sales, or upon implantation for sales of consigned inventory. The customer is able to direct the use of, and obtain substantially all of the benefits from, the implant at the time the implant is shipped, delivered, or implanted, respectively based on the terms of the contract.

Disaggregation of Revenue

The Company’s entire revenue for the three and nine months ended September 30, 2020 and 2019 were recognized at a point in time. The following table represents total revenue by region:

	For the Three Month Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues:
Domestic	$23,690	$24,292	$62,917	$70,496
International	4,236	4,409	12,645	15,353
Total revenues from contracts with customers	$27,926	$28,702	$75,562	$85,849

The Company’s performance obligations consist mainly of transferring control of implants identified in the contracts. The Company’s transaction price is generally fixed. Any discounts or rebates are estimated at the inception of the contract and recognized as a reduction of the revenue. Some of the Company’s contracts offer assurance-type warranties in connection with the sale of a product to a customer. Assurance-type warranties provide a customer with assurance that the related product will function as the parties intended because it complies with agreed-upon specifications. Such warranties do not represent a separate performance obligation and are not material to the condensed consolidated financial statements.

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

The Company has accounted for the acquisition of Paradigm under FASB ASC 805, Business Combinations.  Paradigm’s results of operations are included in the condensed consolidated financial statements beginning after March 8, 2019, the acquisition date.

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

The acquired goodwill was subsequently impaired. See Note 12 – Goodwill for details. Additionally, the acquired inventories were partially written down. See Note 9 – Inventories for details.

The following unaudited pro forma information shows the results of the Paradigm’s operations as though the acquisition had occurred as of the beginning of the prior comparable period, January 1, 2019, (in thousands):

For the Nine Months Ended
September 30,
2019
Revenues	$27,251
Net loss applicable to common shares	(12,705)

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of the beginning of the periods presented, or the results that may occur in the future.

7.	Stock-Based Compensation

In the first nine months of 2020, the Company granted 1,561,069 stock options, and 1,690,597 restricted stock awards  under its 2018 Incentive Compensation Plan.

For the three and nine months ended September 30, 2020 and 2019, the Company recognized stock-based compensation as follows:

	For the Three Month Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock-based compensation:
Costs of processing and distribution	$33	$36	$105	$108
Marketing, general and administrative	$1,112	$774	$3,103	$2,845
Research and development	$5	$15	$35	$45
Transaction and integration expenses	$1,515	—	$1,515	—
Total	$2,665	$825	$4,758	$2,998

For the nine months ended September 30, 2020 and 2019, the Company incurred $792 and $401 of stock-based compensation expense related to the disposed OEM Businesses. For the three months ended September 30, 2020 and 2019, the Company incurred $552 and $144 of stock-based compensation expense related to the disposed OEM Businesses. These expenses have been presented in the results from discontinued operations.

8.	Net Loss Per Common Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted net income per common share is presented below:

	For the Three Month Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Basic shares	73,212,662	72,472,591	72,933,038	69,340,006
Effect of dilutive securities:
Stock options	—	—	—	—
RSA and RSU	—
Preferred stock Series A	—	—	—	—
Diluted shares	73,212,662	72,472,591	72,933,038	69,340,006

For the three and nine months ended September 30, 2020 and 2019, the Company has suffered a net loss from its continuing operations. As a result, the Company has excluded all potential dilutive shares from the computation of the diluted EPS to avoid the anti-dilutive effect.

The following table includes the number of potential dilutive shares that were excluded due to the anti-dilutive effect:

	For the Three Month Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Stock Option	-	327,085	3,748	667,015
RSU and RSA	1,515,137	852,131	1,191,573	526,981
Convertible Series A Preferred Stock	3,308,854	15,152,761	11,221,121	15,152,761
Total	4,823,991	16,331,977	12,416,442	16,346,757

For the three months ended September 30, 2020 and 2019, 5,305,329 and 2,315,856 of issued stock options were not included in the computation of diluted EPS because their exercise price exceeded the average market price during the period. For the nine months ended September 30, 2020 and 2019, 4,963,654 and 1,653,991, respectively, of issued stock options were not included in the computation of diluted EPS because their exercise price exceeded the average market price during the period.

9.	Inventories

The inventory balance as of September 30, 2020 and December 31, 2019 contains entirely finished goods.

For the three months ended September 30, 2020 and 2019, the Company had inventory write-downs of $5,624  and $1,361 , respectively, and for the nine months ended September 30, 2020 and 2019 the Company had inventory write-downs of $9,597 and $4,027, respectively, primarily due to excess product.
10.	Prepaid and Other Current Assets

Prepaid and Other Current Assets are as follows:

	September 30,	December 31,
	2020	2019
Income tax receivable	$5	$2,785
Prepaid expenses	2,356	996
Other	1,917	253
	$4,278	$4,034

11.	Property, Plant and Equipment

The net book value of property, plant and equipment is as follows:

	September 30,	December 31,
	2020	2019
Processing equipment	39	110
Surgical instruments	517	541
Building and Office equipment, furniture and fixtures	50	122
Computer equipment and software	11	16
	$617	$789

For the three months ended September 30, 2020 and 2019, the Company had depreciation expense in connection with property, plant and equipment of $758 and $1,378, respectively, and for the nine months ended months ended September 30, 2020 and 2019, the Company had depreciation expense of $1,074  and $3,201 , respectively. For the three and nine months ended September 30, 2020, the Company recorded asset impairment and abandonment charges of $9,210 and $11,971, respectively related to property, plant and equipment in the Spine asset group. The Spine asset group could not support the newly capitalized carrying amount of the property, plant and equipment, because the Spine asset group has projected negative cash flows over the useful life of the long-lived assets in the asset group. The fair value of property and equipment was measured utilizing an orderly liquidation value of each of the underlying assets.

12.	Goodwill

The change in the carrying amount of goodwill for the nine months ended September 30, 2020, is as follows:

	September 30,	December 31,
	2020	2019
Balance at January 1	$-	$4,414
Goodwill acquired related to Paradigm acquisition	—	135,589
Goodwill impairment from continuing operations	—	(140,003)
Balance at end of period	$-	$-

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

13.	Fair Value Information

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

The following table summarizes impairments of long-lived assets and the related post impairment fair values of the corresponding assets for the three and nine months ended September 30, 2020.

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2020		September 30, 2020
	Impairment	Fair Value	Impairment	Fair Value
Property, plant and equipment - net	9,210	617	11,971	617
Intangibles	146	—	146	—
	$9,356	$617	$12,117	$617

14.	Accrued Expenses

Accrued expenses are as follows:

	September 30,	December 31,
	2020	2019
Accrued compensation	$3,084	$2,911
Accrued distributor commissions	3,765	4,325
Accrued business development expenses	-	2,555
Accrued leases	607	967
Accrued acquisition contingency	1,000	-
Other	5,264	4,341
	$13,720	$15,099

15.	Other long-term liabilities

Other long-term liabilities are as follows:

	September 30,	December 31,
	2020	2019
Lease obligations	1,121	1,487
Acquisition contingencies	—	1,130
Other	202	245
	$1,323	$2,862

Acquisition contingencies represent the Company’s fair value estimate of the Zyga acquisition clinical and revenue milestones of $1,130 at December 31, 2019. As of September 30, 2020, there was a $130 reduction in the contingent liability estimate of the Zyga acquisition revenue earnout, as the probability weighted model has been updated based on the current updated forecast for the performance of the Zyga product portfolio. The clinical milestone of $1,000 has been reclassified to current as it is now expected that it will be paid in Q2 of 2021.

16.	Income Taxes

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

During the second quarter. the Company considered the removal of the going concern evaluation and the Company’s foreign operations three-year cumulative income position to be objectively verifiable evidence which supported the Company’s ability to utilize its foreign deferred tax assets. As a result, the valuation allowances against its foreign subsidiaries’ deferred tax assets was released in the second quarter, resulting in a tax benefit of approximately $3.4 million. This tax benefit is related to foreign operation that was part of the OEM Businesses; therefore, the associated tax benefit is included in discontinued operations.

On July 20, 2020, RTI completed the disposition of its OEM Businesses and has recognized tax expense of $42.4 million within discontinued operations as of the third quarter.  Discontinued operations tax expense primarily relates to the tax gain on sale of the OEM business, partially offset by the Company’s ability to utilize tax attributes and recognition of the benefit for year-to-date U.S. losses from continuing operations pursuant to the Company’s adoption of ASU 2019-12.  (See Note 4 “Discontinued Operations” for additional information).

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted by the United States Congress. As a result of the enactment of the CARES Act, net operating losses (“NOL’s”) can now be carried back for five years, which resulted in the Company recognizing a benefit during the first quarter of approximately $3.5 million.

The effective tax rate from continuing operations is primarily impacted by the CARES Act tax benefit referenced above. The September 30, 2019 continuing operations effective tax rate was primarily a result of pretax losses at statutory rates.

17.	Preferred Stock

On June 12, 2013, the Company and WSHP Biologics Holdings, LLC (“WSHP”), an affiliate of Water Street Healthcare Partners, healthcare-focused private equity firm (“Water Street”), entered into an investment agreement. Pursuant to the terms of the investment agreement, the Company issued $50,000 of convertible preferred equity to Water Street in a private placement which closed on July 16, 2013, with preferred stock issuance costs of $1,290. The preferred stock accrued dividends at a rate of 6% per annum. To the extent dividends were not paid in cash in any quarter, the dividends which have accrued on each outstanding share of preferred stock during such three-month period  accumulated until paid in cash or converted to common stock.

On August 1, 2018, the Company and Water Street, a related party, entered into an Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock of RTI Surgical, Inc. (the “Amended and Restated Certificate of Designation”).  Pursuant to the Amended and Restated Certificate of Designation: (1) dividends on the Series A Preferred Stock did not accrue after July 16, 2018; (2) the Company could not force a redemption of the Series A Preferred Stock prior to July 16, 2020; and (3) the holders of the Series A Preferred Stock could not convert the Series A Preferred Stock into common stock prior to July 16, 2021 (with certain exceptions).

On July 17, 2020, the Company received a notification from WSHP seeking redemption on or before September 14, 2020 of all of the outstanding shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”), all of which are held by WSHP. On July 24, 2020, the Company redeemed the Series A Preferred Stock for approximately $67 million and Certificate of Retirement was filed with the Delaware Secretary of State retiring the Series A Preferred Stock.

Preferred stock is as follows:

	Preferred Stock Liquidation	Preferred Stock Issuance	Net
	Value	Costs	Total
Balance at January 1, 2020	$66,519	$(109)	$66,410
Amortization of preferred stock issuance costs	—	46	46
Balance at March 31, 2020	66,519	(63)	66,456
Amortization of preferred stock issuance costs	—	46	46
Balance at June 30, 2020	$66,519	$(17)	$66,502
Amortization of preferred stock issuance costs	—	17	17
Redemption of preferred stock	(66,519)		(66,519)
Balance at September 30, 2020	$-	$-	$-

	Preferred Stock Liquidation	Preferred Stock Issuance	Net
	Value	Costs	Total
Balance at January 1, 2019	$66,519	$(293)	$66,226
Amortization of preferred stock issuance costs	—	46	46
Balance at March 31, 2019	66,519	(247)	66,272
Amortization of preferred stock issuance costs	—	46	46
Balance at June 30, 2019	$66,519	$(201)	$66,318
Amortization of preferred stock issuance costs	—	46	46
Balance at September 30, 2019	$66,519	$(155)	$66,364

18.	Severance and Restructuring Costs

As part of the acquisition of Paradigm in 2019, management implemented a plan for which remaining outstanding balances at December 31, 2019 were fully paid out during the first quarter of 2020. During the second quarter of 2020, management implemented a plan as part of the sale of OEM which resulted in $604 of severance and restructuring expense for the nine months ended September 30, 2020 included in severance and restructuring costs within the Condensed Consolidated Statements of Comprehensive Gain (Loss).  The severance plan is the transition of certain executives as a result of the sale of the OEM business and is composed of payroll expense all within the continuing operations. The total severance and restructuring costs were paid in full by the third quarter of 2020.  Severance and restructuring payments are made over periods ranging from one month to six months and are not expected to have a material impact on cash flows of the Company in any quarterly period.

The following table includes a roll-forward of severance and restructuring costs included in accrued expenses, see Note 17.

Accrued severance and restructuring costs at January 1, 2020	$136
Severance and restructuring costs accrued in 2020	604
Subtotal severance and restructuring costs	740
Severance and restructuring related cash payments	(740)
Accrued severance and restructuring charges at September 30, 2020	$-

19.	Commitments and Contingencies

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

Under the terms of the agreement, the Company paid $100,000 in cash and issued 10,729,614 shares of the Company’s common stock. The shares of Company common stock issued on March 8, 2019, were valued based on the volume weighted average closing trading price for the five trading days prior to the date of execution of the definitive agreement, representing $50,000 of value.  In addition, the Company may be required to pay up to an additional $150,000 in a combination of cash and Company common stock based on a revenue earnout consideration.  Based on a probability weighted model, the Company estimates a contingent liability related to the revenue based earnout of zero utilizing a Monte-Carlo simulation model. A Monte-Carlo simulation is an analytical method used to estimate fair value by performing a large number of simulations or trial runs and thereby determining a value based on the possible outcomes. Accounted for as a liability to be revalued at each reporting period, the fair value of the contingent liability was measured using Level 3 inputs, which includes weighted average cost of capital and projected revenues and costs

Acquisition of Zyga– On January 4, 2018, the Company acquired Zyga, a leading spine-focused medical device company that develops and produces innovative minimally invasive devices to treat underserved conditions of the lumbar spine. Zyga’s primary product is the SImmetry® Sacroiliac Joint Fusion System. Under the terms of the merger agreement dated January 4, 2018, the Company acquired Zyga for $21,000 in consideration paid at closing (consisting of borrowings of $18,000 on its revolving credit facility and $3,000 cash on hand), $1,000 contingent upon the successful achievement of a clinical milestone, and a revenue based earnout consideration of up to an additional $35,000.  Based on a probability weighted model, the Company estimates a contingent liability related to the clinical milestone of $1,000, which is within the Accrued expenses line of the Condensed Consolidated Balance Sheets.

Distribution Agreement with Medtronic – On October 12, 2013, the Company entered into a replacement distribution agreement with Medtronic, plc. (“Medtronic”), pursuant to which Medtronic will distribute certain allograft implants for use in spinal, general orthopedic and trauma surgery.  Under the terms of this distribution agreement, Medtronic will be a non-exclusive distributor except for certain specified implants for which Medtronic will be the exclusive distributor.  Medtronic will maintain its exclusivity with respect to these specified implants unless the cumulative fees received by us from Medtronic for these specified implants decline by a certain amount during any trailing 12-month period.  The initial term of this distribution agreement was to have been through December 31, 2017.  The term automatically renews for successive five-year periods, unless either party provides written notice of its intent not to renew at least one year prior to the expiration of the initial term or the applicable renewal period. Neither party provided notice of non-renewal on or before December 31, 2016, thereby triggering the five-year automatic renewal period upon the expiration of the initial term. The distribution agreement will therefore continue at least through December 31, 2022. This agreement was transferred in connection with the sale of the OEM Businesses and is now reported in discontinued operations.

Distribution Agreement with Zimmer Dental Inc. - On September 3, 2010, the Company entered into an exclusive distribution agreement with Zimmer Dental, Inc. (“Zimmer Dental”), a subsidiary of Zimmer, with an effective date of September 30, 2010, as amended from time to time.  The Agreement was assigned to Biomet 3i, LLC (“Biomet”), an affiliate of Zimmer Dental, on January 1, 2016.  The Agreement has an initial term of ten years.  Under the terms of this distribution agreement, the Company agreed to supply sterilized allograft and xenograft implants at an agreed upon transfer price, and Biomet agreed to be the exclusive distributor of the implants for dental and oral applications worldwide (except Ukraine), subject to certain Company obligations under an existing distribution agreement with a third party with respect to certain implants for the dental market.  In consideration for Biomet’s exclusive distribution rights, Biomet agreed to the following: 1) payment to the Company of $13,000 within ten days of the effective date (the “Upfront Payment”); 2) annual exclusivity fees (“Annual Exclusivity Fees”) paid annually as long as Biomet maintains exclusivity for the term of the contract to be paid at the beginning of each calendar year; and 3) annual purchase minimums to maintain exclusivity.  Upon occurrence of an event that materially and adversely affects Biomet’s ability to distribute the implants, Biomet may be entitled to certain refund rights with respect to the then current Annual Exclusivity Fee, where such refund would be in an amount limited by a formula specified in this agreement that is based substantially on the occurrence’s effect on Biomet’s revenues. The Upfront Payment, the Annual Exclusivity Fees and the fees associated with distributions of processed tissue are considered to be a single performance obligation. Accordingly, the Upfront Payment and the Annual Exclusivity Fees are deferred as received and are being recognized as other revenues over the term of this distribution agreement based on the expected contractual annual purchase minimums relative to the total contractual minimum purchase requirements in this distribution agreement.  Additionally, the Company considered the potential impact of this distribution agreement’s contractual refund provisions and does not expect these provisions to impact future expected revenue related to this distribution agreement. This agreement was transferred in connection with the sale of the OEM Businesses and is now reported in discontinued operations..

The Company’s aforementioned revenue recognition methods related to the Zimmer distribution agreements do not result in the deferral of revenue less than amounts that would be refundable in the event the agreements were to be terminated in future periods. Additionally, the Company evaluates the appropriateness of the aforementioned revenue recognition methods on an ongoing basis.
20.	Legal Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. Based on the information currently available to the Company, including the availability of coverage under its insurance policies, the Company does not believe that any of these claims that were outstanding as of September 30, 2020 will have a material adverse impact on its financial position or results of operations. The Company’s accounting policy is to accrue for legal costs as they are incurred.

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

In addition to claims made directly against the Company, Coloplast, a distributor of TSM’s and certain allografts processed and private labeled for them under a contract with the Company, has also been named as a defendant in individual TSM cases in various federal and state courts.  Coloplast requested that the Company indemnify or defend Coloplast in those claims which allege injuries caused by the Company’s allograft implants, and on April 24, 2014, Coloplast sued RTI Surgical, Inc. in the Fourth Judicial District of Minnesota for declaratory relief and breach of contract.  On December 11, 2014, Coloplast entered into a settlement agreement with RTI Surgical, Inc. and Tutogen Medical, Inc. (the “Company Parties”) resulting in dismissal of the case.  Under the terms of the settlement agreement, the Company Parties are responsible for the defense and indemnification of two categories of present and future claims:  (1) tissue only (where Coloplast is solely the distributor of Company processed allograft tissue and no Coloplast-manufactured or distributed synthetic mesh is identified) (“Tissue Only Claims”), and (2) tissue plus non-Coloplast synthetic mesh (“Tissue-Non-Coloplast Claims”) (the Tissue Only Claims and the Tissue-Non-Coloplast Claims being collectively referred to as “Indemnified Claims”).  As of September 30, 2020, there are a cumulative total of 1,157 Indemnified Claims for which the Company Parties are providing defense and indemnification.  The defense and indemnification of these cases are covered under the Company’s insurance policy subject to a reservation of rights by the insurer.

Based on the current information available to the Company, the impact that current or any future TSM litigation may have on the Company cannot be reasonably estimated.

LifeNet — On June 27, 2018, LifeNet Health, Inc. (“LifeNet”) filed a patent infringement lawsuit in the United States District Court for the Middle District of Florida (since moved to the Northern District of Florida) claiming infringement of five of its patents by the Company’s predecessor RTI Surgical, Inc. The suit requests damages, enhanced damages, reimbursement of costs and expenses, reasonable attorney fees, and an injunction. The asserted patents are expired. On April 7, 2019, the Court granted the Company’s request to stay the lawsuit pending the U.S. Patent Trial and Appeal Board’s (PTAB) decision whether to institute review of the patentability of LifeNet’s patents. On August 12, 2019 the PTAB instituted review of three LifeNet patents, and on September 3, 2019 the PTAB instituted review of the remaining two. On August 4,2020 and August 26, 2020 the PTAB issued final written decisions finding that certain claims were shown to be unpatentable and others not. Neither party appealed the PTAB’s decisions with respect to the three LifeNet patents on which the PTAB instituted review on August 12, 2019.  With respect to the remaining two LifeNet patents, Surgalign filed Notices of Appeal with the Federal Circuit on October 27, 2020 and LifeNet filed a Notice of Cross-appeal on November 9, 2020. The Company continues to believe the suit is without merit and will vigorously defend its position. Based on the current information available to the Company, the impact that current or any future litigation may have on the Company cannot be reasonably estimated.

Securities Class Action— There is currently ongoing stockholder litigation related to the Company’s Investigation (as defined below).  A class action complaint was filed by Patricia Lowry, a purported shareholder of the Company, against the Company, and certain current and former officers of the Company, in the United States District Court for the Northern District of Illinois on March 23, 2020 asserting claims under Sections 10(b) and 20(a) the Securities Exchange Act of 1934 (the “Exchange Act”) and demanding a jury trial (“Lowry Action”).   The court appointed a different shareholder as Lead Plaintiff and she filed an amended complaint on August 31, 2020.  On October 15, 2020, the Company and the other-named defendants moved to dismiss the amended complaint.

Derivative Lawsuits—Three derivative lawsuits have also been filed on behalf of the Company, naming it as a nominal defendant, and demanding a jury trial.  On June 5, 2020, David Summers filed a shareholder derivative lawsuit (“Summers Action”) against certain current and former directors and officers of the Company (as well as the Company as a nominal defendant), in the United States District Court for the Northern District of Illinois asserting statutory claims under Sections 10(b), 14(a) and 20(a) of the Exchange Act, as well as common law claims for breach of fiduciary duty, unjust enrichment and corporate waste.  Thereafter, two similar shareholder derivative lawsuits asserting many of the same claims were filed in the same court against the same current and former directors and officers of the Company (as well as the Company as a nominal defendant).  The three derivative lawsuits have been consolidated into the first-filed Summers Action.  On September 6, 2020 the Court entered an order staying the Summers Action pending resolution of the motions to dismiss in the Lowry Action.

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

21.	Regulatory Actions

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

22.	Related Party

On July 15, 2020, the Board appointed Stuart F. Simpson to serve as the Chairman of the Board, effective immediately upon consummation of the Transactions. On July 20, 2020, Mr. Simpson entered into a consulting agreement (“Consulting Agreement”) with the Company, pursuant to which he will provide consulting services to the Company. The Consulting Agreement has an initial term of three years, but may be extended with the mutual agreement of the parties. Mr. Simpson will be entitled to an annual consulting fee of $275,000 per year during the term of the Consulting Agreement, payable in 12 equal monthly installments, and the Company agreed to enter into a restricted stock award agreement, pursuant to which the Company will grant to Mr. Simpson a restricted stock award equal to $825,000. The restricted stock grant shall vest in three equal amounts on the first, second and third anniversaries of the grant date. These amounts are in lieu of any amounts Mr. Simpson would otherwise receive as a director.

23.	Subsequent Events

The Company evaluated subsequent events as of the issuance date of the consolidated financial statements as defined by FASB ASC 855, Subsequent Events.

On Sept 29, 2020, the Company entered into a Stock Purchase Agreement (the “Holo Purchase Agreement”), with Roboticine, Inc, a Delaware corporation (the “Seller”), Holo Surgical S.A., a Polish joint-stock company (“Holo S.A.”), Pawel Lewicki, PhD (“Lewicki”), and Krzysztof Siemionow, MD, PhD (“Siemionow”), which provides for the Company to acquire (the “Acquisition”) all of the issued and outstanding equity interests in Holo Surgical Inc., a Delaware corporation and a wholly owned subsidiary of the Seller (“Holo Surgical”). The Seller, Holo S.A., Lewicki and Siemionow are together referred to herein as the “Seller Group Members”.

As consideration for the Acquisition, the Company paid to the Seller $30,000,000 in cash and issue to the Seller 6,250,000 shares of common stock, par value $0.001 of the Company (“Common Stock”). In addition, following the closing, the Seller will be entitled to receive contingent consideration from the Company valued in an aggregate amount of up to $83,000,000, to be paid through the issuance of Common Stock or the payment of cash, contingent upon and following the achievement of certain regulatory, commercial and utilization milestones by specified time periods occurring up to the sixth (6th) anniversary of the closing. The Purchase Agreement provides that the Company will issue Common Stock to satisfy any contingent consideration payable to the Seller, until the total number of shares of Common Stock issued to the Seller pursuant to the Purchase Agreement (including the 6,250,000 shares of Common Stock issued at closing) is equal to 14,900,000 shares of Common Stock (or otherwise, to the extent a lower number, the maximum number of shares of Common Stock that would not require obtaining stockholder approval under the applicable rules of the Nasdaq Stock Market). Following the attainment of that limitation, the post-closing contingent payments would be payable in cash. The number of shares of Common Stock issued as contingent consideration with respect to the achievement of a post-closing milestone, if any, will be calculated based on the volume weighted average price of the Common Stock for the five (5) day trading period commencing on the opening of trading on the third trading day following the achievement of the applicable milestone. The Purchase Agreement also includes certain covenants and obligations of the Company with respect to the operation of the business of Holo Surgical that apply during the period in which the milestones may be achieved.

The Acquisition was closed on October 23, 2020. The preliminary valuation of the acquired assets and liabilities is not yet complete, and as such, the Company has not yet completed its allocation of the purchase price allocation for the acquisition.

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

Management Overview

Surgalign Holdings Inc. and Subsidiaries (“Surgalign”, we, our or us), formerly known as RTI Surgical Holdings, Inc. and Subsidiaries (“RTI”), is a global medical technology company advancing the science of spine care, focused on delivering innovative solutions that drive superior clinical and economic outcomes. The Company is building off a legacy of high quality and differentiated products and continues to invest in clinically validated innovation to deliver better surgical outcomes and improve patient’s lives. Surgalign markets products throughout the United States and in more than 50 countries worldwide through an expanding network of top independent distributors. Surgalign, a member of AdvaMed (“Advanced Medical Technology Association”), is headquartered in Deerfield, IL, with commercial, innovation and design centers in San Diego, CA, Marquette, MI, and Wurmlingen, Germany.

Our domestic distributions and services accounted for 83% of total revenues in the first nine months of 2020. Most of our implants are distributed directly to healthcare providers, hospitals and other healthcare facilities and various original equipment manufacturer (“OEM”) relationships.

Our international distributions and services accounted for 17% of total revenues in the first nine months of 2020. Our implants are distributed in over 50 countries through a direct sales force in Germany and through stocking distributors in the rest of the world outside of Germany and the U.S.

We are implementing a focused strategy to create long-term, profitable growth for the Company. The core components of our strategy are:

~~•~~	BUILD a global spine organization based on procedural innovation to improve patient outcomes
~~•~~	INNOVATE with clinically validated products to enhance standard of care; and
~~•~~	ACQUIRE to drive differentiation, scale and develop enabling technologies.

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

On Sept 29, 2020, we entered into a Stock Purchase Agreement to acquire Holo Surgical Inc., a Chicago-based private technology company developing the revolutionary Augmented Reality and Artificial Intelligence digital surgery platform (‘ARAI™’), to enable digital spine surgery. Total consideration for the transaction is valued at up to $125 million, consisting of consideration valued at $42 million payable at closing in cash and shares plus potential future milestone payments. The transaction was closed on October 23, 2020.

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

Sale of OEM Business, Retirement of Debt and Redemption of Preferred Stock

On July 20, 2020, pursuant to the Equity Purchase Agreement and subsequent amendments entered in 2020, RTI sold its original equipment manufacturing business and business related to processing donated human musculoskeletal and other tissue and bovine and porcine animal tissue (collectively, the “OEM Businesses”) to Ardi Bidco Ltd. (the “Buyer”) and its affiliates for a purchase price of $440 million of cash, subject to certain adjustments (the “Transactions”). More specifically, pursuant to the terms of the Purchase Agreement, RTI sold to the Buyer and its affiliates all of the issued and outstanding shares of RTI OEM, LLC (which, prior to the Transactions, was converted to a corporation and changed its name to “RTI Surgical, Inc.”), RTI Surgical, LLC (which, prior to the Transactions, was converted to a corporation and changed its name to “Pioneer Surgical Technology, Inc.”), Tutogen Medical (United States), Inc. and Tutogen Medical GmbH. The Transactions were previously described in the Proxy Statement filed by the Company with the U.S. Securities and Exchange Commission (the “SEC”) on June 18, 2020. Subsequent to the Transactions, RTI was renamed to Surgalign Holdings, Inc, operating as Surgalign Spine Technologies. References in this Form 10-Q to Surgalign or the Company refer to the Company including, where obvious from the context, the disposed OEM Businesses. “Legacy RTI” refers to the Company prior to the acquisition of Paradigm Spine on March 8, 2019.

Effective on July 20, 2020, we (i) paid in full our $80.0 million revolving credit facility under that certain Credit Agreement dated as of June 5, 2018 (the “2018 Credit Agreement”), by and among Surgalign Spine Technologies, Inc. (formerly known as RTI Surgical, Inc.), as a borrower, Pioneer Surgical Technology, Inc., our wholly-owned subsidiary, as a borrower, the other loan parties thereto as guarantors, JPMorgan Chase Bank, N.A., as lender (together with the various financial institutions as in the future may become parties thereto, the “JPM Lenders”) and as administrative agent for the JPM Lenders, as amended, (ii) terminated the 2018 Credit Agreement, (iii) paid our full its $100.0 million term loan and $30.0 million incremental term loan commitment under that certain Second Lien Credit Agreement, dated as of March 8, 2019 (the “2019 Credit Agreement”), by and among Surgalign Spine Technologies, Inc., as borrower, the lenders party thereto from time to time and Ares Capital Corporation, as administrative agent for the other lenders party thereto, as amended and (iv) terminated the 2019 Credit Agreement.

On July 17, 2020, we received a notification from WSHP seeking redemption on or before September 14, 2020 of all of the outstanding shares of the Series A Preferred Stock,  all of which are held by WSHP. On July 24, 2020, we redeemed the Series A Preferred Stock for approximately $67 million, a Certificate of Retirement was filed with the Delaware Secretary of State retiring the Series A Preferred Stock, and the WSHP representatives on the Company’s Board of Directors, Curtis M. Selquist and Chris Sweeney resigned from the Board of Directors.

In connection with  the Transactions, we also made certain leadership transitions, including, without limitation, the appointment of Stuart F. Simpson as the Chairman of the Board, Terry M. Rich as the President and Chief Executive of the Company and Jonathon M. Singer as the Chief Operating Officer of the Company.

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

The Company furloughed or reduced the hours of a majority of its U.S.-based employees in Q2 2020, but they have since returned to work. Although our operations are beginning to increase towards normal levels, we continue to have many employees working remotely. Surgalign cannot predict when it will be able to resume normal operations and will continue to carefully monitor the situation. COVID-19 has had an adverse effect on the overall productivity of our workforce, and we may be required to continue to take extraordinary measures to ensure the safety of our employees and those of our business partners. Additionally, these measures are hindering our ability to recruit, vet and hire personnel for key positions. It is unknown how long these disruptions could continue.

As the global outbreak of COVID-19 continues to evolve, it could continue to materially and adversely affect our revenues, financial condition, profitability, and cash flows for an indeterminate period of time. We are unable to accurately predict the full impact that the ongoing COVID-19 pandemic will have due to numerous factors that are not within our control, including the duration and severity of the pandemic. Stay-at-home/ shelter-in-place orders, business closures, travel restrictions, supply chain disruptions, employee illness or quarantines, and other extended periods of interruption to our business have resulted and could continue to result in disruptions to our operations, which have had and could continue to have adverse impacts on the growth of our business, have and could continue to cause us to cease or delay operations, and could prevent our customers from receiving shipments or processing payments. Some experts expect a second, more severe phase of the pandemic in the Fall of 2020 and Winter of 2021. Such a severe second phase would result in additional material adverse impacts upon the Company.

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

The coronavirus (COVID-19) pandemic, as well as the corresponding governmental response and the Company’s management of the crisis has had a significant impact on the Company’s business. The consequences of the outbreak and impact on the economy continues to evolve and the full extent of the impact is uncertain as of the date of this filing. The outbreak has already brought a significant disruption to the operations of the Company.  The continued disruptions to our business as a result of COVID-19 has resulted in a material adverse effect on our business, operating results and financial condition. The full extent to which the COVID-19 pandemic will impact our business will depend on future developments that are highly uncertain and cannot be accurately predicted, including the possibility that new adverse information may emerge concerning COVID-19 and additional actions to contain it or treat its impact may be required.

As of September 30, 2020, we had cash of $95,790 and an accumulated deficit of $384,922. For the nine-months ended September 30, 2020, we had a loss from continuing operations of $75,890. We have incurred losses from operations in the previous two fiscal years and did not generate positive cash flows from operations in fiscal year 2019 or for the nine-months ended September 30, 2020. The Company closed on the sale of the OEM business to Ardi Bidco, Ltd., on July 20, 2020 and upon the close of the sale, the Company repaid all of its debt obligations in full.  Additionally, all preferred stock was also redeemed by Water Street Healthcare Partners, resulting in cash payment of $66,519 during the third quarter of 2020.

During the third quarter of 2020, the Company had announced that it had acquired Holosurgical, Inc. (“Holosurgical”).  The acquisition closed on October 23, 2020 (see Note 22, Subsequent Events).  Under the terms of the acquisition agreement, Surgalign paid $30 million in cash and issued 6.25 million shares of Surgalign common stock valued at approximately $12 million. In addition, further contingent consideration valued at up to $83 million may be payable in common stock and cash upon achievement of certain regulatory, developmental, and commercial milestones.  The first milestone achievement to Holosurgical relating to regulatory approval could occur as early as the second half of 2021.

The Company is projecting it will continue to generate significant negative operating cash flows over the next 12-months and beyond.  In consideration of i) COVID-19 uncertainties, ii) negative cash flows that are projected over the next 12-month period, iii) the income taxes to be paid related to the gain on sale associated with the OEM business, and iv) approx. $10 million in contingent consideration amounts which are expected to become due to the former owners of Holosurgical if regulatory approval in the US is obtained in 2021, which would paid through combination of common stock and cash; the Company has forecasted the need to raise  additional capital in order to continue as a going concern.  The Company’s operating plan for the next 12-month period also includes continued investments in its product pipeline which will necessitate additional debt and/or equity financing in addition to the funding of future operations through 2021 and beyond. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If cash resources are insufficient to satisfy the Company’s on-going cash requirements through 2021, the Company will be required to scale back operations, reduce research and development expenses, and postpone, as well as suspend capital expenditures, in order to preserve liquidity. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

In consideration of the inherent risks and uncertainties that exist in relation to both elective surgeries, as well as in relation to worsening of global economic conditions resulting from ongoing COVID-19 pandemic, along with the cash paid to acquire Holosurgical and potential contingent consideration milestone payments, a portion of which are expected to be paid in common stock and/or cash which may become due in 2021;  management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management is planning to raise additional debt and/or equity financing and will attempt to curtail discretionary expenditures in the future, if necessary, however, in consideration of the risks and uncertainties mentioned, such plans cannot be considered probable of occurring at this time.

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

Results of Operations

The following table set forth, in both dollars and as a percentage of revenues, the results of our operations for the three and nine months ended September 30, 2020 and 2019, respectively.

	For the Three Months Ended September 30,				For the Nine Months September 30,
	2020		2019		2020		2019
Revenues	$27,926	100.0%	$28,702	100.0%	$75,562	100.0%	$85,849	100.0%
Cost of goods sold	11,892	42.6%	7,607	26.5%	30,336	40.1%	24,711	28.8%
Gross profit	16,034	57.4%	21,095	73.5%	45,226	59.9%	61,138	71.2%
Expenses:
Marketing, general and administrative	27,754	99.4%	34,247	119.3%	97,095	128.5%	95,454	111.2%
Research and development	2,208	7.9%	4,271	14.9%	9,764	12.9%	12,475	14.5%
Gain on acquisition contingency	-	0.0%	-	0.0%	(130)	-0.2%	(1,590)	-1.9%
Asset impairment and abandonments	9,356	33.5%	4	0.0%	12,117	16.0%	15	0.0%
Transaction and integration expenses	3,411	12.2%	3,089	10.8%	5,826	7.7%	13,999	16.3%
Total operating expenses	42,729	153.0%	41,611	145.0%	124,672	165.0%	120,353	140.2%
Operating loss	(26,695)	-95.6%	(20,516)	-71.5%	(79,446)	-105.1%	(59,215)	-69.0%
Other (expense) income:
Interest income	21	0.1%	4	0.0%	92	0.1%	161	0.2%
Foreign exchange gain (loss)	21	0.1%	(51)	-0.2%	(28)	0.0%	(88)	-0.1%
Total other expense - net	42	0.2%	(47)	-0.2%	64	0.1%	73	0.1%
Loss before income tax benefit	(26,653)	-95.4%	(20,563)	-71.6%	(79,382)	-105.1%	(59,142)	-68.9%
Income tax benefit	-	0.0%	3,591	12.5%	3,492	4.6%	9,955	11.6%
Net loss from continuing operations	(26,653)	-95.4%	(16,972)	-59.1%	(75,890)	-100.4%	(49,187)	-57.3%
Discontinued operations (Note 4)
Income from operations of discontinued operations (including gain on disposition of $210,866 for the three and nine months ended 9/30/2020)	191,871	687.1%	13,292	46.3%	181,337	240.0%	39,987	46.6%
Income tax (expense)	(42,534)	-152.3%	(1,458)	-5.1%	(39,189)	-51.9%	(5,101)	-5.9%
Gain on discontinued operations	149,337	534.8%	11,834	41.2%	142,148	188.1%	34,886	40.6%
Net income (loss)	122,684	439.3%	(5,138)	-17.9%	66,258	87.7%	(14,301)	-16.7%
Convertible preferred dividend	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Net income (loss) applicable to common shares	122,684	439.3%	(5,138)	-17.9%	66,258	87.7%	(14,301)	-16.7%
Other comprehensive (loss) gain:		0.0%		0.0%		0.0%		0.0%
Unrealized foreign currency translation loss	(108)	-0.4%	(1,122)	-3.9%	(180)	-0.2%	(1,120)	-1.3%
Comprehensive loss	$122,576	438.9%	$(6,260)	-21.8%	$66,078	87.4%	$(15,421)	-18.0%

Three Months Ended September 30, 2020, Compared With Three Months Ended September 30, 2019

Revenues – Our revenues decreased $0.8 million, or 2.7%, to $27.9 million for the three months ended September 30, 2020, compared to $28.7 million for the three months ended September 30, 2019, as a result of decrease in international biologic sales, which were approximately $0.6 million in the prior year comparable period.

Cost of Goods Sold – Costs of good sold increased $4.3 million, or 56.3%, to $11.9 million for the three months ended September 30, 2020, compared to $7.6 million for the three months ended September 30, 2019. Adjusted for the impact of purchase accounting step-up and inventory write-offs, cost of goods sold increased $0.6 million or 9.4%, to $7.5 million, or 26.8% of revenue, for the three months ended September 30, 2020, compared to $6.9 million, or 24.0% of revenue, for the three months ended September 30, 2019. The decrease in costs of goods sold was primarily due to product mix.

Marketing, General and Administrative Expenses – Marketing, general and administrative expenses decreased $6.5 million, or 19.0%, to $27.8 million for the three months ended September 30, 2020, compared to $34.2 million for the three months ended September 30, 2019. The decrease in marketing, general and administrative costs is driven by a $7.9 million reduction in spending through the simplification of the distribution and marketing infrastructure and reduction in spending due to the sale of the OEM business offset by restatement and related costs of $1.4 million for the three months ended September 30, 2020.

Research and Development Expenses – Research and development expenses decreased $2.1 million or 48.3%, to $2.2 million from $4.3 million for the three months ended September 30, 2019. The decrease in research and development expenses is result of a reduction in spending on new product development, specifically external consultant and advisor expense, as the Company was focused on the sale of the OEM businesses during the current quarter.

Asset Impairment and Abandonments– Asset impairment and abandonments expenses were $9.4 million for the three months ended September 30, 2020, which was primarily the result of Spine asset group property, plant and equipment being impaired.

Transaction and Integration Expenses – Transaction and integration expenses related to the acceleration of stock compensation expense related to OEM employees and acquisition of the HoloSurgical business were $3.4 million for the three months ended September 30, 2020, compared to $3.1 million of Paradigm acquisition costs for the three months ended September 30, 2019.

Total Net Other Expense – Total net other expense, which includes interest income, and foreign exchange loss, increased $0.1 million to $0.1 million as a result of foreign exchange gain associated with our foreign operations for the three months ended September 30, 2020, from $0.1 million loss for the three months ended September 30, 2019.

Income Tax Benefit – Income tax expense for the three months ended September 30, 2020, decreased $3.6 million to zero from $3.6 million benefit for the three months ended September 30, 2019. The decrease is the result of the full valuation allowance on deferred tax assets of the continuing operations.

Discontinued Operations – Net income from discontinued operations for the three months ended September 30, 2020 was $149.3 million, including a gain on sale of the OEM Business of $211 million, transaction expense of $12 million and income tax expense of $42.5 million. Net income from discontinued operations for the three months ended September 30, 2019 was $11.8 million, net of $1.5 million of income taxes.

Nine Months Ended September 30, 2020, Compared With Nine Months Ended September 30, 2019

Revenues – Our revenues decreased $10.3 million, or 12.0%, to $75.6 million for the nine months ended September 30, 2020, compared to $85.8 million for the nine months ended September 30, 2019, due to decreased demand during the second quarter as a result in the reduction of elective surgical procedures related to COVID-19 impacting our Spine business.

Cost of Goods Sold – Costs of goods sold increased $5.6 million, or 22.8%, to $30.3 million for the nine months ended September 30, 2020, compared to $24.7 million for the nine months ended September 30, 2019. Adjusted for the impact of purchase accounting step-up and inventory write-offs, cost of goods sold increased $1.5 million or 6.6%, to $24.5 million, or 32.4% of revenue, for the nine months ended September 30, 2020, compared to $23.0 million, or 26.7% of revenue, for the nine months ended September 30, 2019. The increase in costs of goods sold was primarily due to decreased revenue distributions which occurred during the second quarter of 2020 in response to COVID-19.

Marketing, General and Administrative Expenses – Marketing, general and administrative expenses increased $1.6 million, or 1.7%, to $97.1 million for the nine months ended September 30, 2020, compared to $95.4 million for the nine months ended September 30, 2019. The increase in marketing, general and administrative costs is primarily due  to restatement and related costs of $12.6 million for the nine months ended September 30, 2020 offset by reduction in spending through the simplification of the distribution and marketing infrastructure and reduction in spending due to the sale of the OEM business.

Research and Development Expenses – Research and development expenses decreased $2.7 million or 21.7%, to $9.8 million for the nine months ended September 30, 2020 from $12.5 million for the nine months ended September 30, 2019. The decrease in research and development expenses is the result of reduced spending on new product development, specifically external consultant and advisor expense, in the current quarter due to focus on the sale of the OEM business, as well as the furlough of a portion of our research and development team during the second quarter of 2020.

Gain on acquisition contingency – Gain on acquisition contingency was $0.1 million for the nine months ended September 30, 2020 compared to $1.6 million for the nine months ended September 30, 2019.  The gain on acquisition contingency was the result of an adjustment to our estimate of obligation for future milestone payments on the Zyga acquisition for both periods.

Asset Impairment and Abandonments– Asset impairment and abandonments expenses were $12.1 million for the nine months ended September 30, 2020, which was primarily the result of Spine asset group property, plant and equipment being impaired.

Transaction and Integration Expenses – Transaction and integration expenses related to the acceleration of stock compensation expense related to OEM employees and acquisition of HoloSurgical were $5.8 million for the nine months ended September 30, 2020, compared to $14.0 million of Paradigm acquisition costs for the nine months ended September 30, 2019.

Total Net Other Expense – Total net other expense, which includes interest income and foreign exchange loss, was consistent at $0.1 million for both periods.

Income Tax Benefit – Income tax benefit for the nine months ended September 30, 2020, was $3.5 million compared to $10.0 million for the nine months ended September 30, 2019. For the nine months ended September 30, 2020, the Company has provided a full valuation allowance against all of the net domestic deferred tax assets in the amount of $63 million. On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted by the United States Congress. As a result of the enactment of the CARES Act, net operating losses (“NOL’s”) can now be carried back for five years and resulted in the Company recognizing approximately $3.5 million of a tax receivable.

Discontinued Operations – Net income from discontinued operations for the nine months ended September 30, 2020 was $142.1 million, including a gain on sale of the OEM Business of $211 million, transaction expenses of $24 million, and income taxes of $39.2 million. Net income from discontinued operations for the nine months ended September 30, 2019 was $34.9 million, net of $5.1 million of income taxes.

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

Non-GAAP Net Income Applicable to Common Shares, Adjusted:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Net loss from continuing operations, as reported	$(26,653)	$(16,972)	$(75,890)	$(49,187)
Gain on acquisition contingency	—	—	(130)	(1,590)
Asset impairment and abandonments	9,356	4	12,117	15
Inventory purchase price adjustment	788	730	2,229	1,752
Inventory write-off	3,583	—	3,631	-
Restatement and related expenses	1,381	—	12,637	—
Transaction and integration expenses	3,411	3,089	5,826	13,999
Tax effect on adjustments	—	(668)	(1,597)	(2,386)
Non-GAAP net (loss) income applicable to common shares, adjusted	$(8,134)	$(13,817)	$(41,177)	$(37,397)

Non-GAAP Gross Profit, Adjusted:

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
	(In thousands)
Revenues	$27,926	$28,702	$75,562	$85,849
Costs of processing and distribution	11,892	7,607	30,336	24,711
Gross profit, as reported	16,034	21,095	45,226	61,138
Inventory write-off	3,583	—	3,631	—
Inventory purchase price adjustment	788	730	2,229	1,752
Non-GAAP gross profit, adjusted	$20,405	$21,825	$51,086	$62,890

The following are explanations of the adjustments that management excluded as part of the non-GAAP measures for the three and nine months ended September 30, 2020 and 2019. Management removes the amount of these costs including the tax effect on the adjustments from our operating results to supplement a comparison to our past operating performance.

2020 Asset impairment and abandonments – These costs relate to asset impairment and abandonments of certain long-term assets within the asset group.

2020 Restatement and related expenses – These costs relate to consulting and legal fees and settlement expenses incurred as a result of the restatement, regulatory and related activities in 2020.

2020 and 2019 Gain on acquisition contingency – The gain on acquisition contingency relates to an adjustment to our estimate of obligation for future milestone payments on the Zyga acquisition.

2020 Transaction and integration expenses – These costs relate to professional fees associated with the acquisition of HoloSurgical, accelerated stock compensation expense related to OEM employees terminated in  transaction and other matters.

2020 and 2019 Inventory purchase price adjustment – These costs relate to the purchase price effects of acquired Paradigm inventory that was sold during the three and nine months ended September 30, 2020 and 2019.

2020 Inventory write-off – These costs relate to the write off of inventory related to the transition from an integrated manufacturing company to a distributed model.

Transaction and integration expenses – These costs relate to acquisition and integration expenses due to the purchase of Paradigm in 2019.

Liquidity and Capital Resources

As the global outbreak of COVID-19 continues to rapidly evolve, it could continue to materially and adversely affect our revenues, financial condition, profitability, and cash flows for an indeterminate period of time.

In connection with the Transactions on July 20, 2020, the Company (i) paid in full its $80.0 million revolving credit facility under that certain Credit Agreement dated as of June 5, 2018, by and among Surgalign Spine Technologies, Inc. (formerly known as RTI Surgical, Inc.), as a borrower, Pioneer Surgical Technology, Inc., our wholly-owned subsidiary, as a borrower, the other loan parties thereto as guarantors, JPMorgan Chase Bank, N.A., as lender and as administrative agent for the JPM Lenders, as amended (the “2018 Credit Agreement”), (ii) terminated the 2018 Credit Agreement, (iii) paid in full its $100.0 million term loan and $30.0 million incremental term loan commitment under that certain Second Lien Credit Agreement, dated as of March 8, 2019, by and among Surgalign Spine Technologies, Inc., as borrower, the lenders party thereto from time to time and Ares Capital Corporation, as administrative agent for the other lenders party thereto, as amended (the “2019 Credit Agreement”) and (iv) terminated the 2019 Credit Agreement. Additionally, the Company redeemed all of the outstanding shares of Series A Convertible Preferred Stock.

As discussed in Note 21, the Securities and Exchange Commission (“SEC”) has an active investigation that remains ongoing.  The Company continues to cooperate with the SEC in relation to its investigation. Based on current information available to the Company, the impact associated with SEC investigation and shareholder litigation may have on the Company cannot be reasonably estimated.

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Nine Months Ended
	September 30	September 30
	2020	2019
Net cash used in operating activities	$(72,669)	$(12,504)
Net cash used in investing activities	426,940	(112,360)
Net cash provided by financing activities	(262,905)	116,962
Effect of exchange rate changes on cash and cash equivalents	(1,184)	(96)
Net decrease in cash and cash equivalents	$90,182	$(7,998)
Cash and cash equivalents, beginning of period	5,608	10,949
Cash and cash equivalents, end of period	$95,790	$2,951

At September 30, 2020, we had 82 days of revenues outstanding in trade accounts receivable, an increase of 8 days compared to December 31, 2019. The increase is primarily driven due to timing of collections from our customers as a result of COVID impacts.

At September 30, 2020, excluding the purchase accounting step-up of Paradigm inventory and written-off of obsolete inventories, we had 266 days of inventory on hand, a decrease of 8 days compared to December 31, 2019. The decrease in inventory days is primarily due to the utilization of our implants during the most recent quarter. We believe that our inventory levels will be adequate to support our on-going operations.

As of September 30, 2020, we have no material off-balance sheet arrangements.

Certain Commitments.

The following table provides a summary of our operating lease obligations and other significant obligations as of September 30, 2020.

	Contractual Obligations Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	2,022	255	732	319	716
Purchase obligations (1)	74,051	26,293	47,758	—	—
Total	$76,073	$26,548	$48,490	$319	$716

(1)	These amounts consist of contractual obligations for capital expenditures and open purchase orders.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. Our international operations currently transact business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on September 30, 2020 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations. We do not expect changes in exchange rates to have a material adverse effect on our income or our cash flows in 2020. However, we can give no assurance that exchange rates will not significantly change in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2020, due to the existence of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously identified and described more fully under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, we identified material weaknesses in the control environment, risk assessment, control activities, monitoring activities, information and communication components of internal control as we did not appropriately design controls in response to the risk of misstatement due to changes in our business environment. The material weaknesses resulted in misstatements that were corrected in the restatement included in our Annual Report on Form 10-K for the year ended December 31, 2019. The material weaknesses have not been remediated as of September 3, 2020.

Additionally, the material weaknesses described above could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement of the annual or interim consolidated financial statements that would not be prevented or detected.

Remediation Efforts to Address Material Weakness

Our management, with oversight from our Audit Committee, continues to take action on the remediation plan more fully described under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.  This plan includes enhancing the overall internal control environment, the addition of experienced internal resources and/or third-party advisors and the implementation of additional controls and procedures to strengthen our internal controls over financial reporting.  While the remediation plan has been developed, and action has been taken on resolution of required activities within it, there are still a significant number of steps to be taken to enable management to complete the remediation.  Accordingly, we concluded that the material weaknesses had not yet been remediated as of September 3, 2020.

Changes in Internal Control Over Financial Reporting

In conjunction with the disposition of the OEM Businesses on July 20, 2020, the Company entered into a transition service agreement (TSA) with the Buyer for a limited period of time. Under the terms of the TSA, the OEM Businesses will continue to service the Company’s SAP IT infrastructure and execute key controls. The Company will have access to review and validate the design and operating effectiveness of those controls. There were no other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act)  during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

There is currently ongoing stockholder litigation related to the Company’s Investigation.  A class action complaint was filed by Patricia Lowry, a purported shareholder of the Company, against the Company, and certain current and former officers of the Company, in the United States District Court for the Northern District of Illinois on March 23, 2020 asserting claims under Sections 10(b) and 20(a) the Securities Exchange Act of 1934 (the “Exchange Act”) and demanding a jury trial (“Lowry Action”). The court appointed a different shareholder as Lead Plaintiff and she filed an amended complaint on August 31, 2020.  On October 15, 2020, the Company and the other-named defendants moved to dismiss the amended complaint.

Three derivative lawsuits have also been filed on behalf of the Company, naming it as a nominal defendant, and demanding a jury trial.  On June 5, 2020, David Summers filed a shareholder derivative lawsuit (“Summers Action”) against certain current and former directors and officers of the Company (as well as the Company as a nominal defendant), in the United States District Court for the Northern District of Illinois asserting statutory claims under Sections 10(b), 14(a) and 20(a) of the Exchange Act, as well as common law claims for breach of fiduciary duty, unjust enrichment and corporate waste.  Thereafter, two similar shareholder derivative lawsuits asserting many of the same claims were filed in the same court against the same current and former directors and officers of the Company (as well as the Company as a nominal defendant).  The three derivative lawsuits have been consolidated into the first-filed Summers Action.  On September 6, 2020 the Court entered an order staying the Summers Action pending resolution of the motions to dismiss in the Lowry Action.

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

Except as described below, there has been no material change in our risk factors as previously disclosed in Part I, Item 1.A., Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2019, as filed with the Securities and Exchange Commission on June 8, 2020.  In connection with the sale of the OEM Business and the related Transactions and other events occurring at or about the time of the closing of the Transactions, certain risk factors listed in the Form 10-K no longer apply to the Company as of the date of this filing.  These would include the following risk factors listed in our 2019 Form 10-K.

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

We may fail to realize the potential benefits of our Holosurgical acquisition, which could negatively affect our business, financial condition, and operating results.

We recently completed our acquisition of Holosurgical in October 2020.  Holosurgical is in the process of developing its ARAI platform, an artificial intelligence-based digital surgery platform designed to enable digital spine surgery.  As a result, the Holosurgical acquisition provides us with an entry into the digital surgical products market, a business line in which we have not previously engaged, which may be challenging to integrate with our core product lines and more difficult to develop and manage than we anticipated.  We cannot provide assurance that this acquisition will result in long-term benefits to us or our stockholders, or that we will be able to effectively integrate and manage the Holosurgical business. Our ability to successfully integrate, and realize the potential benefits of, Holosurgical and its ARAI digital surgery platform is subject to a number of uncertainties and risks, including:

•

Holosurgical is a pre-revenue, development stage company with no commercial operations. Holosurgical’s potential future profitability is dependent upon the successful development and successful commercial introduction and acceptance of the ARAI platform, which may not occur in the timeframe we expect or at all;

•

our ability to obtain the requisite regulatory approvals from the U.S. Food and Drug Administration, the European Commission or other foreign regulatory authorities for Holosurgical’s ARAI platform for us to begin marketing or selling the platform, or any material delays in receiving such regulatory approvals;

•	complying with regulatory requirements applicable to the Holosurgical business and the ARAI platform that we were not previously subject to;
•

difficulties in educating the market on, and obtaining market acceptance of, the ARAI platform, which is a new anatomical mapping technology that has not been used previously by the market and must compete with more established treatments currently accepted as the standards of care;

•	potential future challenges to, or third-party claims in respect of, our intellectual property rights underlying the ARAI platform;
•	difficulties assimilating and retaining key personnel of the Holosurgical business, including any personnel directly involved in the development of the ARAI platform;
•	difficulties in combining Holosurgical’s business into the Company’s existing business, with such integration becoming more costly or time consuming than we originally anticipated;
•	discovery of liabilities of Holosurgical that are broader in scope and magnitude or are more difficult to manage than originally anticipated or were not previously identified; and
•	inability or failure to successfully integrate financial reporting and information technology systems.

If we are not able to successfully integrate, develop and manage Holosurgical and its operations, or if we experience delays or other challenges with executing our strategy for the ARAI platform or combining the businesses, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected and our business, financial condition, and operating results may be negatively impacted.  In addition, the integration process could result in higher than expected costs, diversion of management attention and disruption of either company’s ongoing businesses, any of which may adversely affect our business, financial condition and results of operations.

Our auditors have issued a “going concern” audit opinion.

Our independent auditors have indicated in their report on our financial statements for the years ended December 31, 2018 and December 31, 2019 and for the nine months ended September 30, 2020 that there is substantial doubt about our ability to continue as a going concern.  A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern.  Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

Further, the Company is projecting it will continue to generate significant negative operating cash flows over the next 12 months and beyond. In consideration of these projected negative cash flows, as well as, (i) income taxes to be paid related to the gain on sale associated with the Company’s sale of its OEM business, (ii) contingent consideration amounts payable in common stock and cash in connection with the Holosurgical acquisition (including approximately $10 million which is expected to come due if certain regulatory approval in the US is obtained in 2021), and (iii) uncertainties related to COVID-19, the Company has forecasted the need to raise additional capital in order to continue as a going concern. The Company’s operating plan for the next 12-month period also includes continued investments in its product pipeline which will necessitate additional debt and/or equity financing in addition to the funding of future operations through 2021 and beyond. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If cash resources are insufficient to satisfy the Company’s on-going cash requirements through 2021, the Company will be required to scale back operations, reduce research and development expenses, and postpone, as well as suspend capital expenditures, in order to preserve liquidity. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to our repurchases of our common stock during the nine months ended September 30, 2020.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 to January 31, 2020	7,215	$2.69	—	—
February 1, 2020 to February 28, 2020	3,208	$4.05	—	—
March 1, 2020 to March 31, 2020	38,950	$3.89	—	—
April 1, 2020 to April 30, 2020	8,125	$1.86	—	—
May 1, 2020 to May 31, 2020	7,513	$2.67	—	—
June 1, 2020 to June 30, 2020	2,791	$3.89	—	—
July 1, 2020 to July 31, 2020	18,673	$2.91	—	—
August 1, 2020 to August 31, 2020	40,204	$2.89	—	—
September 1, 2020 to September 30, 2020	17,238	$1.93	—	—
Total	143,917	$3.39	—	—

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards, their tax withholdings obligations.
Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Amendment and Restatement of Bylaws

On November 13, 2020, following a comprehensive review of its bylaws, the Board of Directors (the “Board”) of the Company adopted Amended and Restated Bylaws, effective the same date. The primary changes effected by the amendment and restatement, among other things, are to:

•	Expressly provide that meetings of stockholders of the Company may be held by means of remote communication and expressly establish procedures therefor;
•	Clarify that the stock ledger of the Company furnished in connection with meetings of stockholders may be provided electronically;
•	Clarify that the Board may postpone, reschedule or cancel annual meetings of stockholders previously scheduled by the Board;
•	Clarify the authority of the Board and the chairperson of stockholder meetings with respect to the conduct of such meetings;
•

Update and clarify procedural requirements in connection with stockholder nominations of directors and submission of stockholder proposals for consideration at stockholder meetings, including deadlines;

•	Clarify provisions relating to the compensation of directors;
•	Update and clarify provisions relating to meetings of the Board or its action by written consent;
•	Update and clarify provisions relating to the position of Chairman of the Board in light of the separation of the CEO and Chairman positions;

•	Remove inapplicable references to an Executive Committee of the Board and a Vice Chairman of the Board;
•	Clarify the ability to give notice by electronic transmission;
•	Clarify procedural provisions regarding the signatures upon stock certificates;
•	Clarify that determinations of conduct in connection with the provision of indemnification may also be made by a committee of directors not party to the matter for which indemnification is sought;
•

Provide for the Delaware Court of Chancery (or, if the Delaware Court of Chancery does not have jurisdiction, other courts within the State of Delaware) to be the exclusive forum for certain legal actions, including certain stockholder and intra-corporate disputes, and provide for the federal district courts of the United States to be the exclusive forum for causes of action arising under the Securities Act of 1933, as amended; and

•	Make other clarifying and conforming changes, including to conform to current provisions of the Delaware General Corporation Law.

The foregoing description of the Amended and Restated Bylaws is not complete and is qualified in its entirety by reference to the Amended and Restated Bylaws filed herewith as Exhibit 3.1 and incorporated herein by reference.

Deadlines for Submission of Stockholder Proposals Under Company’s Bylaws and Rule 14a-8

Pursuant to the Amended and Restated Bylaws, the deadline for nominations by stockholders of persons for election to the board of directors of the Company at the Company’s 2021 annual meeting of stockholders or other business sought to be brought by stockholders before the Company’s 2021 annual meeting of stockholders must be received by the Secretary of the Company not earlier than the close of business on the ninetieth (90th) day, or earlier than the close of business on the one hundred twentieth (120th) day, prior to the first anniversary of the date of the preceding year’s annual meeting of stockholders.

Accordingly, notice of nominations by stockholders of persons for election to the Board at the Company’s 2021 annual meeting of stockholders and other business to be brought by stockholders before the Company’s 2021 annual meeting of stockholders must be received by the Secretary of the Company not earlier than the close of business on March 17, 2021 nor later than the close of business on April 16, 2021.

However, under the Amended and Restated Bylaws, if the date of an annual meeting of stockholders is more than thirty (30) days prior to, or more than sixty (60) days after, the first anniversary of the date of the preceding year’s annual meeting, to be timely, a stockholder’s notice must be so received not later than the close of business on the later of (i) the ninetieth (90th) day prior to such annual meeting and (ii) the tenth (10th) day following the day on which public disclosure (as defined in the amended and restated bylaws) of the date of the meeting is first made by the Company.

The aforementioned deadlines do not apply to proposals submitted pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Proposals submitted under Rule 14a-8 for the 2021 annual meeting of stockholders must be received by the Secretary of the Company not later than February 22, 2021.

The aforementioned deadlines supersede and replace those disclosed in the Company’s proxy statement for its 2020 annual meeting of stockholders.

Proposals should be addressed to:

Corporate Secretary

Surgalign Holdings, Inc.
520 Lake Cook Road, Suite 315
Deerfield, Illinois 60015

Item 6.	Exhibits

2.1*†	Stock Purchase Agreement, dated as of September 29, 2020, by and among Surgalign Holdings, Inc., Roboticine, Inc, Holo Surgical S.A., Pawel Lewicki and Krzysztof Siemionow. (1)

2.2†	First Amendment to Stock Purchase Agreement, dated as of October 23, 2020, by and among Surgalign Holdings, Inc., Roboticine, Inc, Holo Surgical S.A., Pawel Lewicki and Krzysztof Siemionow. (2)

2.3#	Third Amendment to Equity Purchase Agreement, dated July 8, 2020, by and between the Company and Ardi Bidco Ltd. (3)

3.1	Amended and Restated Bylaws of Surgalign Holdings, Inc., adopted on November 13, 2020

3.2	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock of the Company, effective as of July 20, 2020. (5)

3.3	Certificate of Retirement of Series A Convertible Preferred Stock of the Company, effective as of July 24, 2020. (6)

10.1	Consultant Agreement, dated July 20, 2020, by and between the Company and Stuart F. Simpson. (7)

10.2	Separation Agreement and General Release, dated July 17, 2020, by and between the Company and Camille Farhat. (8)

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*

Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of such omitted schedule to the Securities and Exchange Commission upon request.

†

Portions of this exhibit are redacted pursuant to Item 601(b)(2)(ii) of Regulation S-K. The omitted information is not material and would likely cause competitive harm to the registrant if publicly disclosed. The registrant agrees to furnish supplementally an unredacted copy of this exhibit to the Securities and Exchange Commission upon its request.

#

Certain schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The registrant agrees to furnish supplementally a copy of such omitted schedule to the Securities and Exchange Commission upon request.

(1)	Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed by the Registrant on October 5, 2020.
(2)	Incorporated by reference to Exhibit 99.2 to Registrant’s Current Report on Form 8-K filed by the Registrant on October 23, 2020.
(3)	Incorporated by reference to Exhibit 2.1 to Registrant’s Current Report on Form 8-K filed by the Registrant on July 9, 2020.
(4)	Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed by the Registrant on July 20, 2020.
(5)	Incorporated by reference to Exhibit 3.2 to Registrant’s Current Report on Form 8-K filed by the Registrant on July 20, 2020.
(6)	Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed by the Registrant on July 24, 2020.
(7)	Incorporated by reference to Exhibit 10.4 to Registrant’s Quarterly Report on Form 10-Q filed by the Registrant on August 12, 2020.
(8)	Incorporated by reference to Exhibit 10.5 to Registrant’s Quarterly Report on Form 10-Q filed by the Registrant on August 12, 2020.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGALIGN HOLDINGS, INC. (Registrant)

By:	/s/ Terry M. Rich
Terry M. Rich President and Chief Executive Officer

By:	/s/ Jonathon M. Singer
Jonathon M. Singer Chief Financial and Operating Officer

Date: November 16, 2020