Form 10-K
period 2020-12-31
SURGALIGN HOLDINGS, INC.
filed 2021-03-16
CIK 1760173

Cr

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

(224) 303-4651

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
common stock, $0.001 par value	SRGA	Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.Yes  ☐    No  ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2020), was approximately $241.5 million.

The number of shares of Common Stock outstanding as of March 10, 2021 was 110,268,280.

DOCUMENTS INCORPORATED BY REFERENCE

As stated in Part III of this Annual Report on Form 10-K, portions of the registrant’s definitive proxy statement for the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

RTI SURGICAL HOLDINGS, INC.

FORM 10-K Annual Report

PART I

This Annual Report on Form 10-K and the documents incorporated by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our industry, our management’s beliefs and certain assumptions made by our management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “requires,” “hopes,” “may,” “will,” “assumes,” or  variations of such words and similar expressions are intended to identify such forward-looking statements. Do not unduly rely on forward-looking statements.  These statements give our expectations about future performance, but are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Some of the matters described below in the “Risk Factors” section constitute cautionary statements which identify factors regarding these forward-looking statements, including certain risks and uncertainties that could cause actual results to vary materially from the future results indicated in these forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements. Forward-looking statements speak only as of the date they are made, and unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 1.	BUSINESS.

Company Overview

Surgalign Holdings, Inc. (“we,” “our” or “us”), (formerly known as RTI Surgical Holdings, Inc. (“RTI”)) is a global medical technology company focused on advancing the science of spine care by delivering innovative solutions, including the application of digital technologies, to drive superior patient outcomes. We have a broad portfolio of spinal hardware implants, including solutions for fusion procedures in the lumbar, thoracic, and cervical spine, motion preservation solutions for the lumbar spine, and a minimally invasive surgical implant system for fusion of the sacroiliac joint. We also have a portfolio of advanced and traditional orthobiologics, or biomaterials. In addition to our spinal hardware and biomaterials portfolios, we are developing an Augmented Reality and Artificial Intelligence digital surgery platform called ARAITM   (referred to “ARAI”) to enable digital spine surgery, which we believe is one of the most advanced artificial intelligence technologies being applied to surgery. ARAI is designed to automatically segment, identify, and recognize patient anatomy to autonomously assist the surgeon throughout the surgical procedure. This proprietary artificial intelligence-based platform system is an intelligent anatomical mapping technology designed to assist surgeons by allowing them to remain in safe anatomical zones, and to enhance surgical performance. We plan to leverage our digital surgery platform to improve patient outcomes and drive adoption of our spinal hardware implants and biomaterials products. We are developing a pipeline of new innovative technologies that we plan to integrate with our digital surgery platform. We currently market and sell products to hospitals, ambulatory surgery centers, and healthcare providers in the United States and in more than 40 countries worldwide. We are headquartered in Deerfield, Illinois, with commercial, innovation and design centers in San Diego, CA; Marquette, MI; Wurmlingen, Germany; and Warsaw, Poland.

OEM Disposition

On July 20, 2020, we completed the disposition of our original equipment manufacturer businesses (“OEM Businesses”), and became a business focused on spinal implants and technology. We divested the OEM Businesses pursuant to the transactions contemplated by the Equity Purchase Agreement, dated as of January 13, 2020, as amended by that certain First Amendment to the Equity Purchase Agreement dated as of March 6, 2020, that certain Second Amendment to the Equity Purchase Agreement, dated as of April 27, 2020 and that certain Third Amendment to the Equity Purchase Agreement, dated as of July 8, 2020 (as amended the “OEM Purchase Agreement”), by and between us and Ardi Bidco Ltd. (“Ardi” or the “Buyer”), an entity owned and controlled by Montagu Private Equity LLP, and the agreements ancillary to the OEM Purchase Agreement (the “Transactions”). As a result of the disposition, among other things, our OEM Businesses and business related to processing donated human musculoskeletal and other tissue and bovine and porcine animal tissue in producing allograft and xenograft implants using BIOCLEANSE®, TUTOPLAST® and CANCELLE® SP sterilization processes were sold to the Buyer and its affiliates for a purchase price of $440 million in cash, subject to certain adjustments. Further, pursuant to the terms of the Equity Purchase Agreement, we sold to the Buyer and its affiliates all of the issued and outstanding shares of RTI OEM, LLC (which, prior to the Transactions, was converted to a corporation and changed its name to “RTI Surgical, Inc.”), RTI Surgical, LLC (which, prior to the Transactions, was converted to a corporation and changed its name to “Pioneer Surgical Technology, Inc.”), Tutogen Medical (United States), Inc. and Tutogen Medical GmbH. The Transactions were previously described in the Definitive Proxy Statement on Schedule 14A filed by us with the SEC on June 18, 2020. Subsequent to the consummation of Transactions, our name was changed to Surgalign Holdings, Inc., operating as Surgalign Spine Technologies. Where obvious and appropriate from the context, references herein to we, or us refer to the Company including the disposed OEM Businesses.

The OEM Businesses met the criteria within Accounting Standards Codification (“ASC”) 205-20 – Discontinued Operations, to be reported as discontinued operations because the Transactions were a strategic shift in business that had a major effect on our operations and financial results. Therefore, we are reporting the historical results of the OEM Businesses including the results of operations and cash flows as discontinued operations, and related assets and liabilities were retrospectively reclassified as assets and liabilities of discontinued operations for all periods presented herein. Unless otherwise noted, applicable amounts in the prior year have been recast to conform to this discontinued operations presentation. See Note 5 of the Consolidated Financial Statements in Part IV, Item 15, “Exhibits and Financial Statement Schedules” of this Exhibit for additional information. Unless otherwise indicated, the following information relates to continuing operations. A more complete description of our business prior to the Transactions is included in Item 1. “Business”, in Part I of the Annual Report on Form 10-K for the year ended December 31, 2019 that was previously filed with the Securities and Exchange Commission (“SEC”) on June 8, 2020.

Acquisition

On October 23, 2020 we completed the acquisition of Holo Surgical Inc. (“Holo Surgical”) pursuant to the Stock Purchase Agreement, dated as of September 29, 2020 (the “Holo Surgical Purchase Agreement”), by and among us, Roboticine, Inc. (the “Seller”) and the other parties signatory thereto. Holo Surgical is a private technology company that is developing ARAI digital surgery platform to enable digital spine surgery. As consideration for the transactions contemplated by the Holo Surgical Purchase Agreement, at closing, we paid to the Seller $30 million in cash and issued to the Seller 6,250,000 shares of our common stock with a fair value of $12.3 million. In addition, the Seller will be entitled to receive contingent consideration from us valued in an aggregate amount of $50.6 million as of October 23, 2020, which must be first paid in shares of our common stock (in an amount up to 8,650,000 shares) and then paid in cash thereafter, contingent upon and following the achievement of certain regulatory, commercial and utilization milestones by specified time periods occurring up to the sixth (6th) anniversary of the closing. The number of shares of common stock issued as contingent consideration with respect to the achievement of a post-closing milestone, if any, will be calculated based on the volume weighted average price of the common stock for the five (5) day trading period commencing on the opening of trading on the third trading day following the achievement of the applicable milestone. In connection with the contingent consideration, we have agreed not to take certain actions that could affect the ability to achieve the milestones related to the contingent consideration.

COVID-19

The coronavirus (COVID-19) pandemic, as well as the corresponding governmental response, has had significant negative effects on the majority of the U.S. economy and has adversely affected the entire spine market. The consequences of the outbreak and impact on the economy continues to evolve and the full extent of the impact is uncertain as of the date of this filing. The outbreak has already had, and continues to have, a material adverse effect on our business, operating results and financial condition and has significantly disrupted our operations.

At times throughout 2020, many hospitals and other medical facilities canceled elective surgeries, reduced and diverted staffing and diverted other resources to patients suffering from COVID-19 and limited hospital access for non-patients, including our direct and indirect sales representatives. Because of the COVID-19 pandemic, surgeons and their patients have been required, or are choosing, to defer procedures in which our products would be used, and many facilities that specialize in the procedures in which our products would be used have closed or reduced operating hours. These circumstances have negatively impacted the ability of our employees and distributors to effectively market and sell our products. In addition, even after the pandemic subsides and/or governmental orders no longer prohibit or recommend against performing such procedures, patients may continue to defer such procedures out of concern of being exposed to COVID-19 or for other reasons.

The COVID-19 pandemic has also caused adverse effects on general commercial activity and the global economy, which has led to an economic slowdown and recession, and which has adversely affected our business, operating results or financial condition. The adverse effect of the pandemic on the broader economy has also negatively affected demand for procedures using our products, and could cause one or more of our distributors, customers, and suppliers to experience financial distress, cancel, postpone or delay orders, be unable to perform under a contract, file for bankruptcy protection, go out of business, or suffer disruptions in their business. This could impact our ability to provide products and otherwise operate our business, as well as increase our costs and expenses.

The COVID-19 pandemic has also led to and could continue to lead to severe disruption and volatility in the global capital markets, which could increase our cost of future capital and adversely affect our ability to access the capital markets in the future.

In response to the COVID-19 novel coronavirus pandemic and the resulting federal and local guidelines, we furloughed or reduced the hours of a majority of its U.S.-based employees during the second quarter of 2020. While our employees have since returned to work, we cannot predict when its operations will return to pre-pandemic levels and we will continue to carefully monitor the situation and the needs of the business.

The above and other continued disruptions to our business as a result of COVID-19 has resulted in a material adverse effect on our business, operating results and financial condition. Although vaccines have recently been made available, it remains uncertain when our business will return to normal operations. The full extent to which the COVID-19 pandemic will impact our business will depend on future developments that are highly uncertain and cannot be accurately predicted, including the possibility that new adverse information may emerge concerning COVID-19 and additional actions to contain it or treat its impact may be required.

Going Concern

Our consolidated financial statements have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation assumes that we will continue in operation one year after the date these financial statements are issued, and we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business.

As of December 31, 2020, we had cash of $44.0 million and an accumulated deficit of $485.0 million. For the year ended December 31, 2020, we had a loss from continuing operations of $194.2 million. We have incurred losses from operations in the previous two fiscal years and did not generate positive cash flows from operations in fiscal year 2020.

On February 1, 2021, we closed a public offering and sold a total 28,700,000 shares of our common stock at a price of $1.50 per share, less the underwriter discounts and commissions. We received net proceeds of $40,467,000 from the offering after deducting the underwriting discounts and commission of $2,583,000.

We project we will continue to generate significant negative operating cash flows over the next 12-months and beyond.  In consideration of i) COVID-19 uncertainties, ii) negative cash flows that are projected over the next 12-month period, iii) the income taxes to be paid related to the gain on sale associated with the OEM Businesses, iv) uncertainty regarding potential settlements related to ongoing litigation and regulatory investigations, and v) approximately $9 million of the total contingent consideration of $50.6 million are expected to become due to the former owners of Holo Surgical if regulatory approval in the US is obtained in 2021, which would paid through combination of common stock and cash; we have forecasted the need to raise additional capital in order to continue as a going concern.  The Company’s operating plan for the next 12-month period also includes continued investments in its product pipeline which will necessitate additional debt and/or equity financing in addition to the funding of future operations through 2021 and beyond.

In consideration of the inherent risks and uncertainties and the Company’s forecasted negative cash flows as described above, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management is planning to raise additional equity financing and will attempt to curtail discretionary expenditures in the future, if necessary, however, in consideration of the risks and uncertainties mentioned, such plans cannot be considered probable of occurring at this time.

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

Segments

Prior to the disposition of the OEM Businesses, the Company operated two reportable segments: Spine and OEM. Subsequent to the disposition, the Company operates one reportable segment: Spine.

Strategy

Our goal is to establish ourselves as a global innovator of novel and proprietary technologies and become a leader in the spine market. To achieve our goal, we are pursuing the following strategies:

•

Leverage our digital surgery platform to improve patient outcomes and drive adoption of our spine implants and biomaterials products. We believe ARAI is one of the most advanced artificial intelligence technologies being applied to surgery, designed to autonomously assist the surgeon throughout the surgical procedure by generating an augmented reality in the surgical field and real-time useful perioperative information such as alerts to ensure the correct operative plan is being followed, which we believe will decrease surgical complications, reduce surgical times, and improve patient outcomes. If we receive regulatory clearance for ARAI, we believe the highly innovative nature of the technology will provide us with access to a broader surgeon customer base and may enhance our overall brand awareness as an innovative spine surgery company. We also believe that surgeon adopters of our ARAI platform may broadly adopt our spinal hardware and biomaterials products.

•

Develop and commercialize an increased cadence of innovative spine implants and biomaterials products. We plan to leverage our current strengths and invest in our research and development platform in order to expand our product portfolio and develop next-generation, clinically validated products. To support these efforts, we plan to hire additional dedicated engineers and scientists with expertise in product design and development. We plan to continue to deepen our relationships with thought-leading surgeons to develop clinically validated procedures and products that deliver better patient outcomes. We also plan to create seamless integration between our products and procedures and our digital surgery platform.

•

Validate our innovative products with clinical evidence. We have a history of investing in clinical efficacy and outcomes studies to validate our products with peer-reviewed clinical evidence. There are over 100 peer-reviewed clinical publications spanning our portfolio, including Coflex, HPS 2.0, TETRAfuse, and our ARAI digital surgery platform. We are investing in building a larger research and clinical affairs team that will bolster our clinical evidence. We plan to gather real-world clinical evidence on the safety and efficacy of our new innovative products. We plan to continue collaborating with our surgeon customers and key opinion leaders to share clinical data analyses through peer-reviewed scientific publications and conference presentations to the spine surgery and medical community. We believe such clinical data will bring increased awareness of our products and technologies and attract surgeon and patient interest.

•

Grow our international business. We have strong commercial and research and development infrastructure outside the United States. We plan to focus our international commercial efforts on certain key markets that we believe represent a current annual market opportunity of $1.0 billion. We have a direct sales channel in several markets including Germany, which we believe provides us with a competitive advantage. We maintain a hybrid sales channel in other key markets throughout Europe and Asia where we plan to evaluate the potential for conversion to direct sales channels in order to enhance our market penetration. To facilitate continued growth of our international business, we plan to introduce multiple new innovative products to our surgeon customers.

•

Strategically pursue acquisition, license, and distribution opportunities. We have experience identifying acquisition, license, and distribution opportunities and integrating new technologies to complement our product portfolio. We plan to strategically use these business development activities to supplement our internal innovations and fill key product portfolio needs. For example, in October 2020 we acquired Holo Surgical Inc., a private technology company developing a differentiated digital spine surgery platform to address the limitations of current computer-assisted spine surgery and robotics systems.

Corporate Information

We currently operate at four locations: our corporate headquarters in Deerfield, Illinois; our Wurmlingen, Germany facility where we manage our international commercial business and maintain a Research and Development Center of Excellence focused on motion preservation implants and instrumentation; our Marquette, Michigan facility where we maintain our customer service and contracting operations; and our Warsaw, Poland facility, where we have our Digital Surgery Innovation Center and research and development team focused on augmented reality and artificial intelligence.

The original Regeneration Technologies, Inc. (“RTI”) was incorporated in 1997 in Florida as a wholly owned subsidiary of the University of Florida Tissue Bank (“UFTB”). RTI began operations on February 12, 1998 when UFTB contributed its allograft processing operations, related equipment and technologies, distribution arrangements, research and development activities, and certain other assets to RTI. At the time of its initial public offering in August 2000, RTI was reincorporated in the State of Delaware, and in February 2008, RTI changed its name to RTI Biologics, Inc. In July 2013, RTI Biologics, Inc. completed the acquisition of Pioneer Surgical Technology, Inc. (“Pioneer”) and, in connection with the acquisition, changed its name from RTI Biologics, Inc. to RTI Surgical, Inc. In August 2017, RTI Surgical, Inc. completed the sale of substantially all of the assets related to its cardiothoracic closure business to A&E Advanced Closure Systems, LLC, a subsidiary of A&E Medical Corporation. On January 4, 2018, RTI Surgical, Inc. entered the sacroiliac joint fusion market with the acquisition of Zyga Technology, Inc. (“Zyga”), a private commercial-stage company that had developed and begun to commercialize the Simmetry Sacroiliac Joint Fusion System. On March 8, 2019, RTI Surgical, Inc. acquired Paradigm Spine, LLC (“Paradigm”), a private commercial-stage company focused on motion preservation and non-fusion spinal implant technology whose primary product was the Coflex Interlaminar Stabilization Device, a minimally invasive motion preserving stabilization implant. In connection with the Paradigm transaction, we restructured and RTI Surgical, Inc. became a wholly owned subsidiary of RTI Surgical Holdings, Inc.

On July 20, 2020 we completed the sale of our former OEM Businesses to an entity owned and controlled by Montagu Private Equity LLP. As a result of the disposition, our former OEM Businesses and our former business related to processing donated human musculoskeletal and other tissue and bovine and porcine animal tissue in producing allograft and xenograft implants using certain sterilization processes were sold. In connection with this transaction, we changed our name from RTI Surgical Holdings, Inc. to Surgalign Holdings, Inc., operating as Surgalign Spine Technologies, we changed the ticker symbol for our common stock to “SRGA,” and we became a pure-play global spine company. On October 23, 2020, we acquired Holo Surgical Inc. and the technology related to the ARAI platform.

Our principal offices are located at 520 Lake Cook Road, Suite 315, Deerfield, Illinois, and our phone number is (224) 303-4651.

Industry Overview

The global spine surgery industry can be broken into various markets that align with the treatment procedures for patients suffering with back-related pain and other conditions. The most prevalent markets are spine implants, composed of implantable devices to aid in both fusion and motion preservation procedures and the biomaterials market consisting of human-derived and synthetic bone growth substitute products.

Spine Implants

The global spine implants annual market opportunity was estimated at $9.9 billion in 2019, with most revenues being generated from spinal fusion devices. Fusion devices are designed and developed to aid in the restoration of spinal alignment and to provide fixation during the fusion process. Conversely, motion preservation devices are designed predominantly to stabilize the spine and allow for motion of the segments. Spine implants can be surgically applied via traditional open surgery or via minimally invasive surgery. We provide devices in both segments of the spine implant market and via both surgical methodologies.

Biomaterials

The global biomaterials annual market opportunity was estimated at $2.8 billion in 2019. The biomaterials segment covers a large range of bone growth substitutes, including growth factors, cellular allografts, DBMs, traditional allografts, and synthetic bone graft substitutes. Biomaterials are utilized during spine surgery procedures to promote fusion by substituting or augmenting the normal regenerative capacity of bone.

Enabling Technologies

A relatively new and emerging segment to the spine surgery market is enabling technologies. These technologies are designed to aid surgeons in the treatment of spinal conditions by providing information and tools to enhance treatment planning and execution. Major categories within this segment include surgical navigation systems, robotic targeting devices and pre-surgical planning software.

Our Products

We have a broad portfolio of spine implants, including solutions for fusion procedures in the lumbar, thoracic, and cervical spine, motion preservation solutions for the lumbar spine, and a minimally invasive surgical implant system for fusion of the sacroiliac joint. We also have a broad portfolio of biomaterial products.

Spine Implants

Most of our revenues related to the spine implants portfolio are generated from spinal fusion devices. Fusion devices are designed and developed to aid in the restoration of spinal alignment and to provide fixation during the fusion process. Conversely, motion preservation devices are designed to stabilize the spine and allow for motion of the segments. Sacroiliac joint fusion implant systems are designed to relieve sacroiliac joint pain. We provide devices in each of these three segments of the spinal hardware implant market.

ThoracoLumbar and Cervical Spine Fusion Devices

We offer a broad portfolio of cervical, thoracic and lumbar interbody (e.g., Fortilink TETRAfuse cages) and fixation (e.g., Streamline MIS/Degen/OCT pedicle screws) devices for conventional spine fusion procedures including Anterior Cervical Discectomy and Fusion (ACDF), Posterior Cervical Fusion (PCF), Posterior LumbarInterbody Fusion (PLIF), Transforaminal Lumbar Interbody Fusion (TLIF), Anterior Lumbar Interbody Fusion (ALIF) and Lateral Lumbar Interbody Fusion (LLIF).

Sacroiliac Joint Fusion Devices

We are a market-leader in the sacroiliac joint, or SI, fusion segment of the spinal hardware implant market. Our SImmetry System allows for minimally invasive SI joint fusion surgery that eliminates the movement of the joint in two ways:

1.	True SI joint fusion – The surgeon decorticates the joint surfaces with special instruments, in accordance with orthopedic principles, to create the appropriate environment to fuse the joint.
2.	Immediate fixation – By placing an implant across the joint, the joint is instantly immobilized, allowing fusion.

Two-year data from the EVoluSIon study showed high rates of joint fusion and statistically significant decreases in opioid use, pain and disability scores, as well as the possibility of faster recovery times.

Motion Preservation Devices

Our motion preservation portfolio includes the Coflex Interlaminar Stabilization device, the only FDA PMA-approved implant for the treatment of moderate to severe lumbar spinal stenosis in conjunction with direct decompression. Coflex is the first and only posterior lumbar motion preservation solution with Level I evidence, the highest possible level of clinical data, from two prospective, randomized studies against two treatment options—decompression alone and decompression with fusion—across two countries, the United States and Germany. Coflex has demonstrated long-term clinical outcomes for durable pain relief and stability. The device has been implanted in more than 163,000 patients worldwide.

Biomaterials

We have a significant portfolio across the biomaterials market for spinal fusion procedures. Our portfolio of biomaterials includes products ranging from innovative tissue-based solutions to advanced synthetic bone graft substitutes for a range of surgical applications. Our biomaterials products complement our spine implants product line with the synergistic goal to improve fusion rates.

Cellular Allograft

The ViBone family of products, supplied by Aziyo Biologics, Inc. (“Aziyo”), is a next-generation viable cellular allograft bone matrix processed using a proprietary method optimized to protect and preserve the health of native bone cells to potentially enhance new bone formation.

Demineralized Bone Matrices

DBM formulations are designed to provide naturally occurring bone proteins and other growth factors at varying stages of the bone healing process. We offer a broad DBM portfolio, which includes putty, strip and boat configurations for various surgical applications to provide a natural scaffold for bone ingrowth and osteoinductive potential to facilitate fusion.

Synthetic Bone Growth Substitutes

Our synthetic bone growth substitutes (“BGS”) portfolio, includes the nanOss family of products supplied by RTI Surgical, Inc., which provide osteoconductive nano-structured HA and an engineered extracellular matrix bioscaffold collagen carrier to provide a natural bone growth solution.

ARAI Platform

Our ARAI platform is an advanced digital surgery guidance platform that combines 3D visualization, data analytics, and machine learning designed to improve patient outcomes, reduce operation time and decrease surgical complications. It is currently being developed and prepared for regulatory submission, and we believe it will be one of the most advanced artificial intelligence technologies being applied to surgery, designed to automatically identify and segment patient anatomy for autonomously assisting surgeons with spine surgery navigated guidance.

The ARAI platform is an intelligent anatomical mapping technology designed to assist surgeons by allowing them to remain in safe anatomical zones while enhancing surgical performance to facilitate improved patient outcomes. We plan to make an FDA 510(k) premarket submission in the first quarter of 2021 and submit a CE mark application in Europe in 2022.

The ARAI platform is designed for an ergonomic and comfortable augmented reality experience for the 3D visualization of internal anatomy without soft-tissue exposure. The platform leverages imaging technology to display and visualize the patient’s internal anatomy in real-time. The visualization of the virtual internal anatomy responds and adapts to the surgeon’s 3D perspective and is displayed directly onto the surgical field consistent with the surgeons’ training and workflow. The platform also leverages artificial intelligence-based algorithms to autonomously identify, label, segment, and analyze bony, soft tissue, solid organ, vascular, and nervous system anatomy without any human intervention. ARAI has been designed with a unique setup process of quickly establishing the synchronization between virtual images and the patient’s real anatomy, a process called registration. Many computer-assisted spine surgery and robotics systems have long setup requirements and registration times that can delay the surgical procedure, leading to inefficiencies cited as a major reason why surgeons have not yet widely adopted navigation and robotic technology. The machine-learning algorithms provide suggestions for optimal implant placement for automatic presurgical planning and aid the surgeon in executing a plan with intraoperative guidance including recommendations and alerts.

Research and Development

Since the launch of Surgalign in July 2020, we have focused on returning to a legacy of innovation, quality, and clinical validation in the design and development of our products. Instrumental to this focus is creating an R&D organization centralized in San Diego, California. This new center of excellence will continue to be supported by our strong capabilities in Wurmlingen, Germany. We have new capabilities in Poland, acquired through the Holo Surgical acquisition, that bring us expertise in augmented reality, machine learning, and software development. We have also maintained our strategic partnership with RTI Surgical, subsequent to the disposition of our OEM Businesses, to support our spine implants and biomaterials businesses.

Our short-term product development efforts will focus on initiatives to enhance our interbody cage offerings, fill focused gaps in our biomaterials portfolio and develop a new flagship posterior fixation system. We believe that doing so will allow us to better compete at the procedural level. We will also continue to work on developing differentiated technologies and generating the necessary clinical data to drive demand and support appropriate reimbursement.

Aligning with our recent acquisition of Holo Surgical and our commitment to leading in digital surgery, we will also focus on bringing the Holo Surgical technology to market. Future priorities for building out a world-class digital surgery platform include seamless integration with our hardware portfolio, the expansion into additional therapies, and the reimagination of procedural planning and workflow execution. This will position us to differentiate our company in the enabling technologies space and give surgeons access to better information, faster, to translate into enhanced treatments and patient care.

In fall of 2020, we received regulatory clearance for a family of 3D printed titanium Interbody implants which we are planning to launch in the U.S. and international markets in early 2021. In 2019, we launched new implants and product enhancements in spine developed by our research and development teams. January 2018 marked the first clinical use of the Fortilink-TS and Fortilink-L product systems, which were followed by the full commercial launch of the Fortilink-TS system in May 2018. The Fortilink systems are the second and third in a family of devices to incorporate our TETRAfuse 3D Technology, the first 3D printed polymer-based implant material designed to participate in fusion. Additionally, in 2018 we introduced and launched ViBone Viable Bone Matrix for exclusive distribution in the United States. Early in 2020, we extended the TETRAfuse 3D Technology into the ALIF space with the release of the Fortilink-A interbody device. In November of 2020, we and Aziyo expanded our distribution agreement and announced the line extension of ViBone Moldable with handling improvements for better operating room experience. Enhancements were made to the Streamline OCT system, continuing to improve our features and options; performance improvements were made to our synthetic biomaterials line with the release of nanOss 3D Plus.

Intellectual Property

Our business depends upon the significant know-how and proprietary technology we have developed and curated. To protect this know-how and proprietary technology, we rely on a combination of trade secret laws, patents, licenses, trademarks and confidentiality agreements. The intended effect of these intellectual property rights is to define zones of exclusive use of the covered intellectual property. The duration of patent rights generally is 20 years from the date of filing of priority application, while trademarks, once registered, generally have a term of 10 years but can be renewed so long as the trademarks continue to be used. Our trademarks and service marks provide our company and our products with a certain degree of brand recognition in our markets.  However, we do not consider any single patent, trademark or service mark material to our business strategy, financial condition or results of operations.  Further, we have also entered into exclusive and non-exclusive licenses relating to a wide array of third-party technologies.

Our U.S. and foreign holdings include, without limitation, patents, patent applications and trade secrets relating to or covering certain synthetic bone graft substitutes; interbody fusion and motion implants; spinal and orthopedic plates; spinal rods, cables and screws and spinal fixation systems and related instrumentation.

As part of the Holo Surgical acquisition, we acquired intellectual property and technologies that relate to digital surgery. As of December 31, 2020, the intellectual property of the Holo Surgical business included, among other things, one issued U.S. patent, one granted European patent, eleven U.S. pending patent applications, and ten pending European patent applications. We do not know whether our current patent applications, or any future patent applications that we may file, will result in a patent being issued with the scope of the claims we seek, or at all, or whether any patents we may receive will be challenged or invalidated. The term of individual patents depends on the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a nonprovisional patent application in the applicable country. The expected years of expiration for these patents and any patents that issue from such pending applications range from 2037 to 2040. The ARAI platform is an autonomous anatomical mapping technology designed to assist surgeons and physicians to diagnose, treat, and manage patients with neurosurgical and orthopedic conditions. The ARAI platform is capable of advanced, real-time analytics, autonomous presurgical planning, and autonomous intraoperative guidance, potentially enhancing surgical performance with the goal of facilitating improved patient outcomes.

The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As the number of entrants into our market increases, the risk of an infringement claim against us, as well as the risk of a third party infringing on our patents, grows. While we attempt to ensure that our implants and methods do not infringe other parties’ patents and proprietary rights, our competitors or other third parties may assert that our implants, and the methods we employ, are covered by patents held by them. In addition, our competitors and other third parties may assert that future implants and methods we may employ infringe their patents. If third parties claim that we infringe upon, misappropriate or otherwise violate their intellectual property rights, we may incur liabilities and costs and may have to redesign or discontinue selling the affected implant. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. We are currently and have in the past been, and may in the future be, involved in litigation relating to intellectual property. For more information regarding the risks related to intellectual property, please see the section titled “Risk Factors—Risks Related to Intellectual Property.”

Sales and Distribution

We currently market and sell our products in the United States and in more than 40 countries globally. Our U.S. Commercial organization includes Professional Education, Corporate Accounts, and field-based Area Sales Directors and Regional Product Specialists supported by an extensive network of independent spine and biomaterial distributors. Our international sales organization consists of a direct sales force in several European countries and stocking distributors in the rest of the world.

We anticipate adding additional independent distributors and plan to invest in additional marketing and surgeon education & training to support this expansion. We believe the expansion of our U.S. and international sales efforts will provide us with significant opportunity for future growth as we launch our digital technology platform, expand our product portfolio, and seek to penetrate existing and new markets.

Surgeon Education and Training

We devote significant resources to educate surgeons on the proper use of our technologies and techniques. The successful use of our products and technologies depends, in part, on the training and skills of the surgeon performing the procedure. We are developing a state-of-the-art cadaver operating theater and training facility in our San Diego Innovation Center, to help drive adoption of our products.

We believe our success has been, and will continue to be, partially dependent on our ability to differentiate, with clinically validated products and procedures, the quality of our products and reputation within the spine surgeon community. We have a strong commitment to conducting collaborative research with surgeons and we intend to continue working with surgeons and other healthcare professionals in clinical research to further advance our pipeline of novel, innovative technology, and product offerings.

International Operation

Internationally, we market and distribute our implants through a direct distribution organization and a network of independent distributors. International revenues accounted for approximately 16% of our 2020 global revenues.

Our international business is based in Wurmlingen, Germany. With our presence in the region, we can rely on the large local network of spine manufacturers and the wider “Medical Valley Community” of spine and medical device experts and talent. Our international warehousing and logistics have been outsourced to a qualified third-party logistics provider based in the Netherlands that has scalable biomaterials and hardware capabilities and operations. We received MDR certification in the EU in October 2020, which will provide us opportunities for future expansion.

A significant addition to our international presence is the acquisition of Holo Surgical in Poland which will allow us to harness new capabilities in digital surgery with artificial intelligence and predictive analytics.

Competition

Competition in the medical implant industry is intense and subject to rapid technological change and evolving industry requirements and standards. Companies within the industry based on compete design of related instrumentation, efficacy of implants, service and relationships with the surgical community, depth of range of implants, scientific and clinical results and pricing.  Many of our competitors are substantially larger than we are, with much greater resources. In some cases, our customers compete with us in multiple product categories.

We consider our principal competitors in the spine implant and biomaterials markets to include Medtronic, Zimmer, plc. DePuy Synthes NuVasive, Inc., Stryker Corporation, Global Medical, Inc., Alphatec Holdings Inc., SeaSpine Holdings Corporation, and Orthofix Medical Inc.

Government Regulation and Corporate Compliance

Government Regulation

Government regulation plays a significant role in the design and distribution of allograft tissue implants and medical devices. We procure, where applicable, process/manufacture, and market our allograft tissue implants and medical devices worldwide. Although some standardization exists, each country in which we do business has its own specific regulatory requirements. These requirements are dynamic in nature and, as such, are continually changing. New regulations may be promulgated at any time and with limited notice. While we believe that we are in material compliance with all existing pertinent international and domestic laws and regulations, there can be no assurance that changes in governmental administrations and regulations, or their interpretation or application, will not adversely affect our operations. Failure to comply with applicable requirements could result in fines, injunctions, civil penalties, recall or seizure of products, suspension of production, inability to market current products, criminal prosecution, and/or refusal of the government to authorize the marketing of new products.

We currently market and distribute allograft implants that are processed from human tissue, which are processed by third-party suppliers who are responsible for satisfying local regulatory requirements and who ship the implants directly to our customers. We believe that worldwide regulation of allografts is likely to intensify as the international regulatory community focuses on the growing demand for these implants and the attendant safety and efficacy issues of citizen recipients.

Our research, development, and clinical programs, as well as our marketing and commercial operations, are subject to extensive regulation in the United States and other countries. Most notably, all of our implants distributed in the United States are subject to the federal Food, Drug, and Cosmetic Act and the Public Health Services Act as implemented and enforced by the FDA. The regulations that cover our implants and facilities vary widely based on implant type and classification both in the United States, and from country to country. The amount of time required to obtain approvals or clearances from regulatory authorities also differs from country to country.

Unless an exemption applies, most of the medical devices that we commercially distribute in the United States are covered by premarket notification (“510(k)”) clearance from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either Class I or II. Manufacturers of most Class II medical devices are required to obtain 510(k) clearance prior to marketing their devices. To obtain 510(k) clearance, a company must submit a premarket notification demonstrating that the proposed device is “substantially equivalent” in intended use and in technological and performance characteristics to another legally marketed 510(k)-cleared “predicate device.” By regulation, the FDA’s performance goals are to clear or deny a 510(k) premarket notification within 90 FDA review days of submission of the application. As a practical matter, clearance may take longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a lengthy premarket approval application (“PMA”) process. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring approval through the PMA process.

Class III medical devices are required to undergo the PMA approval process in which the manufacturer must establish the safety and effectiveness of the device to the FDA’s satisfaction. A PMA application must provide extensive preclinical and clinical trial data as well as information about the device and its components regarding, among other things, device design, manufacturing, and labeling. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will typically conduct a preapproval inspection of the manufacturing facility to ensure compliance with the FDA’s Quality System Regulations (21 CFR Part 820) (“QSR”). FDA reviews of PMA applications generally can take between one and three years, or longer. We have one FDA PMA approved device: The Coflex Interlaminar Stabilization device. Coflex is currently the only FDA PMA-approved implant for the treatment of moderate to severe lumbar spinal stenosis in conjunction with decompression.

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

We and certain of our suppliers also are subject to announced and unannounced inspections by the FDA to determine our compliance with FDA’s QSR and other regulations. If the FDA were to find that we or certain of our suppliers have failed to comply with applicable regulations, the agency could institute a wide variety of enforcement actions, ranging from a public Warning Letter to more severe sanctions such as: fines and civil penalties against us, our officers, our employees or our suppliers; unanticipated expenditures to address or defend such actions; delays in clearing or approving, or refusal to clear or approve, our products; withdrawal or suspension of approval of our products or those of our third-party suppliers by the FDA or other regulatory bodies; product recall or seizure; interruption of production; operating restrictions; injunctions; and criminal prosecution. Moreover, governmental authorities outside the United States have become increasingly stringent in their regulation of medical devices, and our products may become subject to more rigorous regulation by non-U.S. governmental authorities in the future. U.S. or non-U.S. government regulations may be imposed in the future that may have a material adverse effect on our business and operations. The EU has nationally transposed regulations based on the European Commission (“EC”) Medical Device Directives (“MDD”) for the control of medical devices with which manufacturers must comply. New Medical Device Regulations (“MDR”) were slated to replace the medical device directives effective May 26, 2020 in the EU. As of April 23, 2020, implementation of the EU MDR has been delayed until May 26, 2021. Manufacturers must have received Conformitè Europèene (“CE”) certification from a “notified body” to be able to sell products within the member states of the EU. Certification allows manufacturers to stamp the products of certified plants with a CE mark. Products covered by the EC directives that do not bear the CE mark cannot be sold or distributed within the EU. All products that we distribute in the EU have received CE certification.

All medical devices currently distributed in the EU under MDD are likely impacted by the upcoming implementation of MDR. MDR may also include products, such as human tissue, not traditionally considered medical devices in the EU. Additionally, MDR, among other things, increases regulatory requirements for several medical device groupings applicable to our implants distributed in the EU, including strengthening notified body oversight for Class I reusable surgical instruments, and up-classifying spinal devices in contact with the spinal column. We received MDR certification in October 2020.

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

The False Claims Act, Anti-Kickback Statute, Foreign Corrupt Practices Act, and United Kingdom Bribery Act of 2010, as well as state and international anti-bribery and anti-corruption legislation, regulate the conduct of medical device companies’ interactions with the healthcare industry. Among other things, these laws and others generally: (1) prohibit the provision of anything of value in exchange for the referral of patients for, or the purchase, order, or recommendation of, any item or service reimbursed by a federal healthcare program, (including Medicare and Medicaid); (2) require that claims for payment submitted to federal healthcare programs be truthful; and (3) prohibit inappropriate payment to foreign officials for the purpose of obtaining or retaining business. We maintain a compliance program that incorporates the seven fundamental elements as set forth by the Office of the Inspector General within the U.S. Department of Health and Human Services. This facilitates our compliance with requirements regarding the prohibition of inappropriate transfers of value in exchange for referrals or obtaining or retaining foreign business engagements, prohibition regarding the submission of inappropriate claims for reimbursement to federal healthcare programs, as well as generally ensuring ethical interactions with the healthcare industry both domestically and internationally.

Under Section 6002 of The Patient Protection and Affordable Care Act of 2010 (known as the Physician Payment Sunshine Act) and similar state and international transparency reporting legislation, we are required to collect and report data regarding payments or other transfers of value to physicians, teaching hospitals, and other persons in the healthcare industry. Our compliance program ensures all such payments and transfers of value are appropriate per the requirements of applicable anti-bribery or anti-corruption legislation and that all required data is reported to relevant U.S. and International governmental entities as called for by applicable transparency reporting legislation.

In addition, U.S. federal, state, and international laws protect the confidentiality of certain health and other personal information, in particular individually identifiable information such as medical records and other protected health information (“PHI”), and restrict the use and disclosure of such information. In administering our employee health plan, we comply with the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). In our dealing with customers such as health care providers or hospitals, we are not a Covered Entity or Business Associate as defined by the HIPAA Privacy Rule, but we voluntarily incorporate applicable HIPAA standards in our corporate policies regarding handling of PHI we receive. We are also subject to the California Consumer Privacy Act. At the international level, the General Data Protection Regulation (EU 2016/679) (“GDPR”) applies to our processing of personal data of EU residents. This law regulates and protects the collection, use, processing, and disclosure of personal information, including by imposing privacy and security requirements and penalties for violations. We comply with this regulation for both general personal data as well as the higher sensitivity standards for health and financial data and are implementing the standards of this regulation as part of our corporate policy for processing personal data from all U.S. and international jurisdictions.

Corporate Compliance

We have a comprehensive compliance program. It is a fundamental policy of our company to conduct business in accordance with the highest ethical and legal standards. Our corporate compliance and ethics program is designed to promote legal compliance and ethical business practices throughout our domestic and international businesses.

Our compliance program is designed to substantially meet the U.S. Sentencing Commission’s guidelines for effective organizational compliance and ethics programs and to detect and prevent violations of applicable federal, state, and local laws and regulations. Our compliance program is global in nature; designed and operationalized to ensure compliance with relevant international laws and multi-jurisdictional legislation, including, but not limited to: OFAC, FCPA, UK Bribery Act, Modern Slavery, HIPAA and GDPR.

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
•

Oversight of interactions with healthcare professionals to ensure compliance with healthcare fraud and abuse laws, including mandated reporting of transfers of value to healthcare professionals under the Affordable Care Act;

•	Oversight of corporate handling of personal data to ensure compliance with data protection legislation;
•	Disciplinary guidelines to enforce compliance and address violations;
•	Screening of employees and relevant contracted business associates; and
•	Risk assessments to identify areas of regulatory compliance risk.

Employees

As of December 31, 2020, we had a total of 197 employees of which 81 were employed outside of the United States. None of our employees is represented by a labor union, and we consider our employee relations to be good. We believe a strong employee culture and a commitment to improving patient lives by advancing the standard of spine care will help foster a shared sense of engagement and purpose among our employees and provide us with a competitive advantage. Our culture and employees are driven by our five values: being relentless, gritty and tenacious; acting with speed; being customer-focused and patient-minded; leading with integrity; and being bold and acting courageously. We intend to attract and retain the best talent in the industry by offering competitive pay, annual incentive awards, equity opportunities, health, wellness and retirement benefits, and a work environment that enables our employees to fully utilize their potential and deliver long-term stockholder value. We also believe having a diverse workforce, including diversity of personal characteristics and experience, is important for us to succeed as we transform our legacy business into Surgalign: a leading stand-alone spinal implant company.

Seasonality

Our business is generally not seasonal in nature; however, the number of orthopedic implant surgeries and elective procedures generally declines during the summer months and our increases in the fourth quarter.

Available Information

Our Internet address is www.surgalign.com. Information included on our website is not incorporated by reference herein or in our Annual Report on Form 10-K for the year ended December 31, 2019. We make available, free of charge, on or through the investor relations portion of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to the Securities and Exchange Commission (“SEC”).  These filings are also available on the SEC’s website at www.sec.gov.  Also available on our website is our Corporate Governance Guidelines, our Code of Conduct, our Code of Ethics for Senior Financial Professionals, and the charters for our Audit Committee, Compensation Committee and Nominating and Governance Committee. Within the time period required by the SEC and Nasdaq, we will post any amendment to our Code of Ethics for our senior financial professionals and any waiver of our Code of Conduct applicable to our senior financial professionals, executive officers and directors.

Item 1A.	RISK FACTORS

Risks Related to the Business

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

A novel strain of coronavirus, COVID-19, has spread globally, including to the United States, Germany and Poland where we have significant operations. The COVID-19 pandemic has directly and indirectly materially and adversely affected our business, financial condition, results of operations and prospects. The extent to which these adverse impacts will continue will depend on numerous evolving factors that are highly uncertain, rapidly changing and cannot be predicted with precision or certainty at this time.

Across our operations, although most governmental restrictions on certain medical procedures have been lifted, the pandemic has adversely impacted our business activities, as healthcare resources are still being prioritized for the treatment and management of the outbreak in some cases. Consequently, there are delays in delivering certain elective and non-emergent procedures and significant volatility or reductions in demand for such procedures may continue. The COVID-19 pandemic poses the risk that hospitals and other healthcare providers may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease or due to shutdowns that have been and may continue to be requested or mandated by governmental authorities. Further, disruptions in the manufacture or distribution of our products or in our supply chain may occur as a result of the pandemic or pandemic-related events that result in staffing shortages, production slowdowns, stoppages, or disruptions in delivery systems, any of which could materially and adversely affect our ability to manufacture and/or distribute our products, or to obtain the raw materials and supplies necessary to manufacture and/or distribute our products, in a timely manner, or at all.

Many of our employees were furloughed at some point during 2020 and although our operations are beginning to increase towards normal levels, we continue to have many employees working remotely as a result of COVID-19 and the sale of the OEM Businesses. COVID-19 has had an adverse effect on the overall productivity of our workforce, and we may be required to continue to take extraordinary measures to ensure the safety of our employees and those of our business partners. In addition, our employees may be required to take time off for extended periods of time due to illness or as a result of government-imposed changes to daily routines. It is unknown how long these disruptions could continue.

As the global outbreak of COVID-19 continues to rapidly evolve, it could continue to materially and adversely affect our revenues, cash flows, business, financial condition, results of operations and prospects for an indeterminate period of time. Notwithstanding recent developments with respect to vaccines for COVID-19, we are unable to accurately predict the full impact that the ongoing pandemic will have due to numerous factors that are not within our control, including its duration and severity. Stay-at-home and shelter-in-place orders, business closures, travel restrictions, supply chain disruptions, employee illness or quarantines, and other extended periods of interruption to our business have resulted and could continue to result in disruptions to our operations. These interruptions have had and could continue to have adverse impacts on the growth of our business, have caused and could continue to cause us to cease or delay operations, and could prevent our customers from receiving shipments or processing payments. Any worsening of the COVID-19 pandemic could result in additional material adverse impacts on our business, financial condition, results of operations and prospects.

If our essential employees who are unable to telework become ill or otherwise incapacitated, our operations may be adversely impacted.

As a medical device supplier, we fall generally within a “critical essential infrastructure” sector, and we are considered exempt under most stay-at-home and shelter-in-place orders. Accordingly, our employees may continue to work because of the importance of our operations to the health and well-being of citizens in the states in which we operate. Consistent with these stay-at-home and shelter-in-place orders, we have implemented telework policies wherever possible for appropriate categories of “nonessential” employees. “Essential” employees that are unable to telework continue to work at our facilities, and while we believe that we have taken appropriate measures to ensure the health and well-being of our “essential” employees, there can be no assurances that our measures will be sufficient to protect our employees in our workplace or prevent them from being exposed to COVID-19 outside of our workplace. If a number of our essential employees become ill, incapacitated or are otherwise unable to continue working during the current or any future epidemic, our operations, business, financial condition, results of operations and prospects may be adversely impacted.

We have a history of net losses, we expect to continue to incur net losses in the near future, and we may not achieve or maintain profitability.

We have a history of net losses from our continuing operations. For the years ended December 31, 2020, 2019 and 2018, we incurred net losses from continuing operations of $194.2 million, $248.8 million and $49.6, respectively. As of December 31, 2020, we had an accumulated deficit of $485.0 million. We have incurred significant net losses and have relied on our ability to fund our operations through revenues from the sale of our products, the disposition of our OEM Businesses, and from various financings. A successful transition to sustained profitability is dependent upon achieving a level of revenues adequate to support our cost structure. This may not occur and, unless and until it does, we will continue to need to raise additional capital. We may seek additional funds from public and private equity or debt financings, borrowings under debt facilities or other sources to fund our projected operating requirements. However, we may not be able to obtain further financing on reasonable terms or at all. If we are unable to raise additional funds on a timely basis, or at all, our business, results of operations, financial condition and prospects will be materially adversely affected.

Our operating results have fluctuated significantly in the past and may fluctuate significantly in the future, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations.

Our quarterly and annual operating results have fluctuated significantly in the past and may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

•	acceptance of our products by spine surgeons, patients, hospitals and third-party payers;
•	demand and pricing of our products;
•	the mix of our products sold, because profit margins differ among our products;
•	timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;
•	our ability to grow and maintain a productive sales and marketing organization and distributor network;
•	regulatory approvals and legislative changes affecting the products we may offer or those of our competitors;
•	the effect of competing technological and market developments;
•	levels of third-party reimbursement for our products;
•	interruption in the manufacturing or distribution of our products;
•	our ability to produce or obtain products of satisfactory quality or in sufficient quantities to meet demand; and
•	changes in our ability to obtain FDA, state and international approval or clearance for our products.

The effect of one of the factors discussed above, or the cumulative effects of a combination of factors, could result in large fluctuations and unpredictability in our quarterly and annual operating results. As a result, comparing our operating results on a period-to-period basis may not be meaningful. Investors should not rely on our past results as an indication of our future performance.

Our auditors have issued a “going concern” audit opinion.

Our independent auditors have indicated in their report on our financial statements for the years ended December 31, 2018, December 31, 2019 and December 31, 2020 that there is substantial doubt about our ability to continue as a going concern. See Note 1 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.

Further, we are projecting that we will continue to generate significant negative operating cash flows over the next 12 months and beyond. In consideration of these projected negative cash flows, as well as, (i) income taxes to be paid related to the gain on sale associated with our sale of the OEM Businesses, (ii) contingent consideration amounts payable in common stock and cash in connection with the Holo Surgical acquisition (including approximately $9 million which is expected to come due if certain regulatory approvals in the United States are obtained in 2021), (iii) additional payment obligations we may owe to our suppliers in respect of minimum purchase requirements under our supply contracts, (iv) uncertainties related to potential settlements from ongoing litigation and regulatory investigations, and (v) uncertainties related to COVID-19, we have forecasted the need to raise additional capital in order to continue as a going concern. Our operating plan for the next 12-month period also includes continued investments in our product pipeline that will necessitate additional debt and/or equity financing in addition to the funding of future operations through 2021 and beyond. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. Further, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all, and no assurance can be given that future financing will be available or, if available, that it will be on terms that are satisfactory. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If cash resources are insufficient to satisfy our ongoing cash requirements through 2021, we may be required to scale back operations, reduce research and development expenses, and postpone, as well as suspend, capital expenditures, in order to preserve liquidity, or be forced to liquidate the Company, in which case it is likely that investors will lose all or a part of their investment.

We are involved in an ongoing government investigation by the SEC, the results of which may have a material adverse effect on our financial condition and business.

The Audit Committee of our Board of Directors (“Board”), with the assistance of independent legal and forensic accounting advisors, conducted an internal investigation of matters relating to our revenue recognition practices for certain contractual arrangements, primarily with OEM customers, including the accounting treatment, financial reporting and internal controls related to such arrangements (the “Investigation”). The Investigation also examined transactions to understand the practices related to manual journal entries for accrual and reserve accounts. The Investigation was precipitated by an investigation that the SEC is currently conducting of prior period matters relating to our revenue recognition practices (the “SEC Investigation”). The SEC has subpoenaed certain documents and taken informal testimony from certain individuals in connection with its investigation, and we are cooperating with the SEC in connection with its investigation. Investigations of this nature are inherently uncertain and their results cannot be predicted. Regardless of the outcome, the SEC Investigation has had and may continue to have an adverse impact on us because of legal costs, diversion of management resources, and other factors. The SEC Investigation could also result in reputational harm to us, which, among other things, may limit our ability to obtain new customers and enter into new agreements with our existing customers, or our ability to obtain financing, and have a material adverse effect on our current and future business, financial condition, results of operations and prospects. We have contacted the SEC regarding a potential settlement of the SEC Investigation and are awaiting a response. It is uncertain at this time whether any settlement will be reached or the terms of any such settlement, which could include the payment of significant monetary amounts. If we are unable to reach a settlement with the SEC, or if the terms of such settlement involve significant monetary payments, our business, financial condition, results of operations and prospects, along with our reputation with customers and business partners, could be significantly adversely affected.

There is currently ongoing stockholder litigation related to the Investigation and the SEC Investigation. A class action complaint was filed by Patricia Lowry, a purported stockholder of the Company, against us, and certain of our current and former officers, in the United States District Court for the Northern District of Illinois on March 23, 2020 asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and demanding a jury trial (the “Class Action”). The court appointed a different stockholder as lead plaintiff and that stockholder filed an amended complaint on August 31, 2020. On October 15, 2020, we and the other named defendants moved to dismiss the amended complaint, to which the parties are in the process of filing responsive pleadings.

Additionally, on June 5, 2020, a derivative stockholder lawsuit demanding a jury trial was filed by David Summers in the United States District Court for the Northern District of Illinois on behalf of the Company against certain of our current and former directors and officers. On June 12, 2020, a derivative stockholder lawsuit demanding a jury trial was filed by Niall Campbell in the United States District Court for the Northern District of Illinois on behalf of the Company against certain of our current and former directors and officers. On July 7, 2020, a third derivative stockholder lawsuit demanding a jury trial was filed by Dominick De Filippis in the United States District Court for the Northern District of Illinois on behalf of the Company against certain of our current and former directors and officers. These derivative actions were consolidated and have been stayed pending the outcome of the aforementioned motion to dismiss the Class Action.

In the future, we may become subject to additional litigation or governmental proceedings or investigations that could result in additional unanticipated legal costs regardless of the outcome of the litigation. If we are not successful in any such litigation, we may be required to pay substantial damages or settlement costs. Based on the current information available to us, the impact that current or any future stockholder litigation may have on the Company cannot be reasonably estimated.

The SEC Investigation and the restatement of our previously issued financial statements, the errors that resulted in such restatement, the material weaknesses that were identified in our internal control over financial reporting and the determination that our internal control over financial reporting and disclosure controls and procedures were not effective, could result in loss of investor confidence and additional litigation or governmental proceedings or investigations, any of which could cause an adverse effect on our business, results of operations, financial condition and prospects.

In connection with the filing of our Form 10-K/A for the fiscal year ended December 31, 2018, we corrected certain historical errors related to the timing of our revenue recognition for certain contractual arrangements, primarily with OEM customers, including the accounting treatment, financial reporting and internal controls related to such arrangements. As a result, we have determined that revenue for certain invoices should have been recognized at a later date than when originally recognized. In response to binding purchase orders from certain OEM customers, goods were shipped and received by the customers before requested delivery dates and agreed-upon delivery windows. In many instances, the OEM customers requested or approved the early shipments, but on other occasions the goods were delivered early without obtaining the customers’ affirmative approval. Some of those unapproved shipments were shipped by employees in order to generate additional revenue and resulted in shipments being pulled from a future quarter into an earlier quarter. In addition, we have concluded that, in July 2017, an adjustment was improperly made to a product return provision in our former Direct Division business segment. The revenue for those shipments has been restated, as well as for other orders that shipped earlier than the purchase order due date in the system for which we could not locate evidence that the OEM customers had requested or approved the shipments. In addition, we have concluded that, in the periods from 2015 through the fourth quarter of 2018, certain adjustments were incorrectly or erroneously made via manual journal entries to accrual/reserve accounts, including, but not limited to, a July 2017 adjustment to a product return provision in our former Direct Division. Due to these determinations, we concluded that our previously issued consolidated financial statements for fiscal years ended December 31, 2016, 2017 and 2018, and selected financial data for the years ended December 31, 2014 and 2015, and each of our unaudited condensed consolidated financial statements and related disclosures for the quarterly and year-to-date periods during such years, as well as the first three quarters of 2019, should be restated, and we have subsequently restated them. As a result of these errors and restatement, we are subject to additional risks and uncertainties, including those related to existing and potential litigation, governmental proceedings and investigations and loss of investor confidence. Such existing and potential litigation, proceedings and investigations could result in significant legal costs regardless of the outcome. If we are not successful in any such litigation, proceeding or investigation, we may also be required to pay substantial damages or settlement costs.

In connection with this restatement of our prior consolidated financial statements, we have also identified material weaknesses in our internal control over financial reporting, and management has concluded that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2018, December 31, 2019 or as of December 31, 2020. Remediation efforts, which remain ongoing, place a significant burden on management and add increased pressure to our financial resources and processes. For further discussion of the material weakness, see Item 9A. Controls and Procedures in our Annual Report on Form 10-K for the year ended December 31, 2020.

There can be no guarantee that we will be able to remediate our material weaknesses. If we are unable to successfully remediate our existing or any future material weaknesses or other deficiencies in our internal control over financial reporting or disclosure controls and procedures, investors may lose confidence in our financial reporting and the accuracy and timing of our financial reporting and disclosures and our reputation, business, financial condition, results of operations and prospects, market value of our securities and ability to access the capital markets through debt issuances could be adversely affected.

Consolidation in the healthcare industry could lead to demands for price concessions or to the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business, financial condition, results of operations and prospects.

Numerous initiatives and reforms initiated by legislators, regulators and third-party payers to curb rising healthcare costs, in addition to other economic factors, have resulted in a consolidation trend in the healthcare industry to create new companies with greater market power, including hospitals. As the healthcare industry consolidates, competition to provide products and services to industry participants has become, and will likely continue to become, more intense. This in turn has resulted, and will likely continue to result in, greater pricing pressures and the exclusion of certain suppliers from various market segments as group purchasing organizations, independent delivery networks, and large single accounts continue to use their market power to consolidate purchasing decisions for some of our existing and prospective customers. We expect the market demand, government regulation, and third-party reimbursement policies, among other potential factors, will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers and prospective customers, which may reduce competition among our existing and prospective customers, exert further downward pressure on the prices of our implants and may adversely impact our business, financial condition, results of operations and prospects.

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

The secure processing, storage, maintenance and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers, viruses, breaches or interruptions due to employee error or malfeasance, terrorist attacks, hurricanes, fire, flood, other natural disasters, power loss, computer systems failure, data network failure, internet failure, or lapses in compliance with privacy and security mandates. Any such virus, breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. We have measures in place that are designed to detect and respond to such security incidents and breaches of privacy and security mandates, but these measures may not adequately protect us from any risks. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, government enforcement actions and regulatory penalties. Unauthorized access, loss or dissemination could also interrupt our operations, including our ability to receive and ship orders from customers, bill our customers, provide customer support services, conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business and damage our reputation, any of which could adversely affect our business.

If we fail to maintain existing strategic relationships or are unable to identify distributors of our implants, our revenues may decrease.

We currently derive a significant amount of our revenues through distributors. Variations in the timing and volume of orders by our distributors, particularly those who distribute a significant amount of our implants, may have a material effect upon our revenues. Further, if our relationships with our distributors are terminated or impaired for any reason and we are unable to replace these relationships with other means of distribution, we could suffer a material decrease in revenues.

We may need, or decide it is otherwise advantageous to us, to obtain the assistance of additional distributors to market and distribute our new implants and technologies, as well as to market and distribute our existing implants and technologies, to existing or new markets or geographical areas. We may not be able to find additional distributors who will agree to and are able to successfully market and distribute our implants and technologies on commercially reasonable terms, if at all. If we are unable to establish additional distribution relationships on favorable terms, our revenues may decline. In addition, our distributors may choose to favor the products of our competitors over ours and give preference to them.

Also, our financial results are dependent upon the service efforts of our distributors. If our distributors are unsuccessful in adequately servicing our products, our sales could significantly decrease and our business, financial condition, results of operations and prospects may be adversely impacted.

If we, our suppliers or parties who manufacture our products fail to maintain the high quality standards that implants require, if we are unable to procure processing capacity as required, or if the parties who manufacture our products experience disruptions in their ability to procure materials to manufacture our products, our commercial opportunity will be reduced or eliminated.

Implants require careful calibration and precise, high-quality processing and manufacturing, and we rely on a small number of suppliers for the manufacturing of our implants. Achieving precision and quality control requires skill and diligence by our suppliers. If we or our suppliers fail to achieve and maintain these high standards, or fail to avoid processing and manufacturing errors, we could be forced to recall, withdraw or suspend distribution of our implants; our implants and technologies could fail quality assurance and performance tests; production and deliveries of our implants could be delayed or cancelled and our processing and manufacturing costs could increase. For example, our former OEM Businesses recently notified us that they are issuing a voluntary recall of their Cervalign ACP System, for which we are a distributor, and is in the process of conducting an internal quality review of the system’s locking mechanism. In connection with the voluntary recall, we are asking our customers and distributors to return any inventory of the Cervalign ACP System they have in their possession. We incurred a charge of approximately $2.2 million in the fourth quarter of 2020 as a result of our write-off of Cervalign ACP System inventory. We do not know if or when our former OEM Businesses will redesign or resume manufacturing of the Cervalign ACP System or if or when we will resume distributing this product or a substitute product, and a prolonged suspension of our distribution could adversely affect our business, financial condition, results of operations and prospects. Furthermore, while we are not aware of any injuries caused by the defect in this product, there can be no assurance that we will not receive claims with respect to any such injuries in the future for which we may have liability and which could have a material adverse effect on our business, financial condition, results of operations and prospects. In general, the reporting of product defects or voluntary recalls to the FDA or analogous regulatory bodies outside the United States, including the Cervalign ACP System recall, which was reported to the FDA on January 22, 2021, could result in manufacturing audits, inspections and broader recalls or other disruptions to our and/or our suppliers’ businesses. This and future recalls, whether voluntary or required, could result in significant costs to us and significant adverse publicity, which could harm our ability to market our products in the future.

In addition, since we rely on a small number of parties to manufacture our products, any interruption or cancellation in a limited or sole sourced component or raw material for such parties could materially harm their ability to manufacture our products until a new source of supply, if any, could be found, which would have an adverse effect on our business, financial condition and results of operations. Additionally, a change in parties who manufacture our products will require qualification of the new party to ensure they comply with our quality standards. Delays in qualifying a new party could have an adverse effect on our business, financial condition, results of operations and prospects.

Our future success is dependent upon our ability to increase penetration in our existing markets.

Our customer base includes healthcare providers, hospitals and other healthcare facilities and various original equipment manufacturers in the United States and throughout the rest of the world. Our success will depend upon our ability to increase our market penetration among these customers and to expand our market by developing and marketing new products and new applications for existing products. We recently announced our acquisition of Holo Surgical Inc. and its ARAI platform to enable digital spine surgery and our future success will partially depend on our ability to commercialize this offering. As we continue to scale our business and integrate recent acquisitions, we may find that certain of our products, certain customers or certain markets may require different commercial models, or sales personnel with different experience, than those we currently employ. In addition, we are reorganizing our commercial organization to align with our strategy going forward. Identifying, recruiting and training additional qualified personnel to meet these initiatives requires significant time, expense and attention, and may not be successful.

We cannot assure investors that we will be able to further penetrate our existing market or that the market will be able to sustain our current and future product offerings. Any failure to increase penetration in our existing markets would adversely affect our ability to improve our operating results.

Our success depends on the continued acceptance of our surgical implants and technologies by the medical community, and rapid technological changes could result in reduced demand for our implants and products.

New implants, technologies or enhancements to our existing implants may never achieve broad market acceptance, which can be affected by numerous factors, including lack of clinical acceptance of implants and technologies; introduction of competitive treatment options that render implants and technologies too expensive or obsolete; lack of availability of third-party reimbursement; and difficulty training surgeons in the use of implants and technologies.

Market acceptance will also depend on our ability to demonstrate that our existing and new implants and technologies are an attractive alternative to existing treatment options. Our ability to do so will depend on surgeons’ evaluations of the clinical safety, efficacy, ease of use, reliability and cost-effectiveness of these treatment options and technologies.

Furthermore, we believe that acceptance and recommendations by influential surgeons will be important to the broad commercial success of our implants and technologies. If our implants and technologies are not broadly accepted in the marketplace, we may not remain competitive in the market.

Additionally, technologies change rapidly in the industry in which we operate. For example, pharmaceutical advances could result in non-surgical treatments gaining more widespread acceptance as a viable alternative to spinal surgery. The emergence of new biological or synthetic materials to facilitate regeneration of damaged or diseased bone and to repair damaged tissue could increasingly minimize or delay the need for spinal surgery and provide other alternatives to our implants. Further, the increased acceptance of emerging technologies that do not require spinal surgery, such as artificial discs and nucleus replacement, would reduce demand for or slow the growth of sales of our products. We may not be able to respond effectively to technological changes and emerging industry standards, or to successfully identify, develop or support new technologies or enhancements to existing implants in a timely and cost-effective manner, if at all. If we are unable to achieve the improvements in our implants necessary for their successful commercialization, the demand for our implants will suffer.

We face intense competition, which could result in reduced acceptance and demand for our implants and technologies.

The medical technology industry is intensely competitive. We compete with companies in the United States and internationally that engage in the development and production of medical technologies and processes including biotechnology, orthopedic, pharmaceutical, biomaterial and other companies; academic and scientific institutions; and public and private research organizations.

Many of our competitors have much greater financial, technical, research, marketing, distribution, service and other resources than we do. Moreover, our competitors may offer a broader array of medical devices, surgical instruments and technologies and have greater name recognition in the marketplace. Our competitors also include several development-stage companies, that may develop or market technologies that are more effective or commercially attractive than our technologies, or that may render our technologies obsolete.

We or our competitors may be exposed to product or professional liability claims which could cause us to be liable for damages or cause investors to think we will be liable for similar claims in the future.

Our business of designing and marketing medical devices and surgical instruments exposes us to potential product liability risks that are inherent in such activities. In the ordinary course of business, we are the subject of product liability lawsuits alleging that component failures, manufacturing flaws, design defects or inadequate disclosure of product-related risks or product-related information resulted in an unsafe condition or injury to patients.

Our product and professional liability insurance may not be adequate for potential claims if we are not successful in our defenses. Moreover, insurance covering our business may not always be available in the future on commercially reasonable terms, if at all. If our insurance proves to be inadequate to pay a damage award, we may not have sufficient funds to do so, which would harm our financial condition and liquidity. In addition, successful product liability claims made against one of our competitors could cause claims to be made against us or expose us to a perception that we are vulnerable to similar claims. Claims against us, regardless of their merit or potential outcome, may also hurt our ability to obtain surgeon acceptance of our implants or to expand our business.

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

We are currently involved in stockholder class action and derivative litigation, as well as intellectual property litigation, and may in the future become involved in other class actions, derivative actions, private actions, collective actions, investigations, and various other legal proceedings by stockholders, customers, employees, suppliers, competitors, government agencies, or others. The results of any such litigation, investigations, and other legal proceedings are inherently unpredictable and expensive. Although some of the costs and expenses of such claims may be covered by insurance, any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time, and divert significant resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition, results of operations and prospects.

We are dependent on our key management and technical personnel for continued success.

Our senior management team is concentrated in a small number of key members, and our future success depends to a meaningful extent on the services of our executive officers and other key team members, including members of our scientific staff. Generally, our executive officers and employees can terminate their employment relationship at any time. The loss of any key employees or our inability to attract or retain other qualified personnel could materially harm our business, financial condition, results of operations and prospects.

Competition for qualified leadership and scientific personnel in our industry is intense, and we compete for leadership and scientific personnel with other companies that have greater financial and other resources than we do. Our future success will depend in large part on our ability to attract, retain, and motivate highly qualified leadership and scientific personnel, and there can be no assurance that we are able to do so. Any difficulty in hiring or retaining needed personnel, or increased costs related thereto, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Additionally, the successful implementation of our growth strategy will depend in large part upon the ability and experience of members of our senior management and other personnel. Our performance will be dependent on our ability to identify, hire, train, motivate and retain qualified management and personnel, including personnel with experience in the medical technology industry. We may be unable to attract and retain such personnel on acceptable terms, or at all. If we lose the service of qualified management or other personnel or are unable to attract and retain the necessary members of senior management or personnel, we may not be able to successfully execute on our business strategy, which could have an adverse effect on our business.

Any acquisitions, strategic investments, divestures, mergers or joint ventures we make may require the issuance of a significant amount of equity or debt securities and may not be scientifically or commercially successful.

As part of our business strategy, we intend to make acquisitions to obtain additional businesses, product and/or process technologies, capabilities and personnel. If we make one or more significant acquisitions in which the consideration includes securities, we may be required to issue a substantial amount of equity, debt, warrants, convertible instruments or other similar securities. Such an issuance could dilute your investment in our common stock or increase our interest expense and other expenses. For example, pursuant to the Holo Surgical Purchase Agreement, we may be required to pay contingent consideration to the Seller in an aggregate amount of up to $83 million, which must be first paid in shares of our common stock (in an amount of up to 8,650,000 shares) and then paid in cash thereafter. Additionally, in connection with our 2019 acquisition of Paradigm, we may be required to pay contingent consideration in an aggregate amount of up to $85 million in shares of our common stock and we may pay up to an additional $45 million of contingent consideration, at our election, in either cash or shares of our common stock. If some or all of such contingent consideration becomes payable and is paid in shares of our common stock, it could dilute your investment in our common stock. In addition, we may be required to amend our certificate of incorporation to increase our authorized capital stock in order to fully satisfy all such contingent consideration share payments, to the extent they become payable. Any such charter amendment would permit us to issue additional shares for future acquisitions or other purposes, which may lead to further dilution of your investment in our common stock.

Our long-term strategy may include identifying and acquiring, investing in or merging with suitable candidates on acceptable terms, divesting of certain business lines or activities or entering into joint ventures. In particular, over time, we may acquire, make investments in, or merge with providers of product offerings that complement our business or may terminate such activities. Mergers, acquisitions and divestitures include a number of risks and present financial, managerial and operational challenges, including but not limited to:

•	failure to derive the expected benefits of the acquisitions;
•	difficulty and expense of integrating the operations, technology and personnel of an acquired business;
•	our inability to retain the management, key personnel and other employees of an acquired business;
•	our inability to maintain relationships with customers and key third parties, such as alliance partners;
•	exposure to legal claims for activities of an acquired business prior to the acquisition;
•	the potential need to implement financial and other systems and add management resources;
•	the potential for internal control deficiencies in the internal controls of acquired operations;
•	potential inexperience in a business area that is either new to us or more significant to us than prior to an acquisition;
•	the diversion of our management’s attention from our core business;
•	the potential impairment of goodwill and write-off of in-process research and development costs, adversely affecting our reported results of operations; and
•	increased costs to integrate or, in the case of a divestiture or joint venture, separate the technology, personnel, customer base and business practices of the acquired or divested business or assets.

Any one of these risks could prevent an acquisition, strategic investment, divesture, merger or joint venture from being scientifically or commercially successful, which could have a material impact on our results of operations, and financial condition.

We may fail to realize the potential benefits of our Holo Surgical acquisition, which could negatively affect our business, financial condition, results of operations and prospects.

We recently completed our acquisition of Holo Surgical in October 2020. Holo Surgical is in the process of developing its ARAI platform, an artificial intelligence-based digital surgery platform designed to enable digital spine surgery. As a result, the Holo Surgical acquisition provides us with an entry into the digital surgical products market, a business line in which we have not previously engaged, which may be challenging to integrate with our core product lines and more difficult to develop and manage than we anticipated. We cannot provide assurance that this acquisition will result in long-term benefits to us or our stockholders, or that we will be able to effectively integrate and manage the Holo Surgical business. Our ability to successfully integrate, and realize the potential benefits of, Holo Surgical and its ARAI digital surgery platform is subject to a number of uncertainties and risks, including:

•

Holo Surgical is a pre-revenue, development stage company with no commercial operations. Holo Surgical’s potential future profitability is dependent upon the successful development and successful commercial introduction and acceptance of the ARAI platform, which may not occur in the timeframe we expect or at all;

•

our ability to obtain the requisite regulatory approvals from the FDA, the European Commission or other foreign regulatory authorities for Holo Surgical’s ARAI platform for us to begin marketing or selling the platform, or any material delays in receiving such regulatory approvals;

•	complying with regulatory requirements applicable to the Holo Surgical business and the ARAI platform that we were not previously subject to;
•

difficulties in educating the market on, and obtaining market acceptance of, the ARAI platform, which is a new anatomical mapping technology that has not been used previously by the market and must compete with more established treatments currently accepted as the standards of care;

•	potential future challenges to, or third-party claims in respect of, our intellectual property rights underlying the ARAI platform;
•	difficulties assimilating and retaining key personnel of the Holo Surgical business, including any personnel directly involved in the development of the ARAI platform;
•	difficulties in combining Holo Surgical’s business into the Company’s existing business, with such integration becoming more costly or time consuming than we originally anticipated;
•	discovery of liabilities of Holo Surgical that are broader in scope and magnitude or are more difficult to manage than originally anticipated or were not previously identified; and
•	inability or failure to successfully integrate financial reporting and information technology systems.

If we are not able to successfully integrate, develop and manage Holo Surgical and its operations, or if we experience delays or other challenges with executing our strategy for the ARAI platform or combining the businesses, the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected and our business, financial condition, results of operations and prospects may be negatively impacted. In addition, the integration process could result in higher than expected costs, diversion of management attention and disruption of either company’s ongoing businesses, any of which may adversely affect our business, financial condition, results of operations and prospects.

A disruption in our relationship with our former OEM Businesses could have a material adverse impact on our business, financial condition, and results of operations.

Our former OEM Businesses will continue to manufacture certain metal, synthetic and tissue-based implants and associated instrumentation and process certain sterilized allograft implants for us pursuant to distribution agreements with Ardi Bidco Ltd. and certain of its affiliates. During portions of the term of such distribution agreements, the OEM Businesses will also provide certain supply chain services (including warehousing and drop-shipment services) and design and development services to us. The distribution agreements will have an initial term of five years with a possibility of renewal. Our former OEM Businesses in the past have experienced and continue to experience delays, as a result of employee turnover or otherwise, which have and may in the future cause us to experience delays in receiving supplies under the distribution agreements. Any disruption in supply or a significant change in our relationship with the OEM Businesses could have a material adverse impact on our business, financial condition and results of operations. While we believe that there are alternate sources of supply that can satisfy our commercial requirements, we cannot be certain that identifying and establishing relationships with such sources, if necessary, would not result in significant delay or material additional costs.

Risks Related to Government Regulation

We and certain of our suppliers may be subject to extensive government regulation that increases our costs and could limit our ability to market or sell our products.

The medical devices we market are subject to rigorous regulation by the U.S. Food and Drug Administration (“FDA”) and numerous other federal, state, and foreign governmental authorities. These authorities regulate the development, approval, classification, testing, manufacturing, labeling, marketing, and sale of medical devices. Likewise, our use and disclosure of certain categories of health information may be subject to federal and state laws, implemented and enforced by governmental authorities that protect health information privacy and security. See “Business – Government Regulation” herein for a summary of certain regulations to which we are subject. Further, we cannot predict whether, in the future, the U.S. or foreign governments may impose new regulations that have a material adverse effect on our business, financial condition, results of operations and prospects.

The approval or clearance by governmental authorities, including the FDA in the United States, is generally required before any medical devices may be marketed in the United States or other countries. The process of obtaining FDA clearance and approvals to develop and market a medical device can be costly, time-consuming, and subject to the risk that such clearances or approvals will not be granted on a timely basis, if at all. The regulatory process may delay or prohibit the marketing of new products and impose substantial additional costs if the FDA lengthens review times for new devices. The FDA has the ability to change the regulatory classification of a cleared or approved device from a higher to a lower regulatory classification, or to reclassify human cells, tissues, and cellular and tissue-based products (HCT/P’s), either of which could materially adversely impact our ability to market or sell our devices and implants.

In addition, we may be subject to compliance actions, penalties, or injunctions if we are determined to be promoting the use of our products for unapproved or off-label uses, or if the FDA challenges one or more of our determinations that a product modification did not require new approval or clearance by the FDA. Device manufacturers are permitted to promote products solely for the uses and indications set forth in the approved product labeling. A number of enforcement actions have been taken against manufacturers that promote products for “off-label” uses, including actions alleging that federal health care program reimbursement of products promoted for “off-label” uses are false and fraudulent claims to the government. The failure to comply with “off-label” promotion restrictions can result in significant administrative obligations and costs, and potential penalties from, and/or agreements with, the federal government.

We and certain of our suppliers also are subject to announced and unannounced inspections by the FDA and other international notified bodies to determine our compliance with FDA’s Quality System Regulations (21 CFR Part 820) (“QSRs”) and other regulations. If the FDA were to find that we or certain of our suppliers have failed to comply with applicable regulations, the agency could institute a wide variety of enforcement actions, ranging from a public warning letter to more severe sanctions such as: fines and civil penalties against us, our officers, our employees, or our suppliers; unanticipated expenditures to address or defend such actions; delays in clearing or approving, or refusal to clear or approve, our products; withdrawal or suspension of approval of our products or those of our third-party suppliers by the FDA or other regulatory bodies; product recall or seizure; interruption of production; operating restrictions; injunctions; and criminal prosecution. The FDA also has the authority to request repair, replacement, or refund of the cost of any medical device manufactured or distributed by us. Any of the foregoing actions could have a material adverse effect on our development of new laboratory tests or business strategy and on our business, financial condition, results of operations, and cash flows.

Moreover, governmental authorities outside the United States have become increasingly stringent in their regulation of medical devices, and our products may become subject to more rigorous regulation by non-U.S. governmental authorities in the future. U.S. or non-U.S. government regulations may be imposed in the future that may have a material adverse effect on our business, financial condition and results of operations.

If we fail to obtain, or experience significant delays in obtaining, FDA clearances or approvals for our future products or modifications to our products, our ability to commercially distribute and market our products could suffer.

Our products are subject to extensive regulation by the FDA and numerous other federal, state and foreign governmental authorities. In particular, the FDA permits commercial distribution of most new medical devices only after the devices have received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act (“501(k)”) or are the subject of an approved premarket approval application (“PMA”). The process of obtaining FDA clearance and approvals to develop and market a medical device can be costly, time-consuming, and subject to the risk that such clearances or approvals will not be granted on a timely basis, if at all.

Most of our metal and synthetic products, as well as our newly acquired Holo Surgical ARAI platform, fall into an FDA classification that requires the submission of a 510(k) application. This process requires us to demonstrate that the device to be marketed is at least as safe and effective as a legally marketed device. We must submit information that supports our substantial equivalency claims, and before we can market the new device, we must receive an order from the FDA finding substantial equivalence and clearing the new device for commercial distribution in the United States.

The 510(k) process generally takes three to nine months, but can take significantly longer, especially if the FDA requires a clinical trial to support the 510(k) application. Currently, we do not know whether the FDA will require clinical data in support of any 510(k) applications that we intend to submit for other products in our pipeline, including the ARAI platform. In addition, the FDA continues to re-examine its 510(k) clearance process for medical devices and published several draft guidance documents that could change that process. Any changes that make the process more restrictive could increase the time it takes for us to obtain clearances or could make the 510(k) process unavailable for certain of our products.

A PMA must be submitted to the FDA if the device cannot be cleared through the 510(k) process or is not exempt from premarket review by the FDA. A PMA must be supported by extensive data, including results of preclinical studies and clinical trials, manufacturing and control data and proposed labeling, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. The PMA process is more costly and uncertain than the 510(k) clearance process, and generally takes between one and three years, if not longer. In addition, any modification to a 510(k)-cleared device that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, design or manufacture, requires a new 510(k) clearance or, possibly, a PMA. Modifications to products that are approved through a PMA application generally need FDA approval. Similarly, some modifications made to products cleared through a 510(k) application may require a new 510(k) application. Our commercial distribution and marketing of any products or product modifications that we develop will be delayed until regulatory clearance or approval is obtained. The FDA can delay, limit or deny clearance or approval of a device for many reasons, including:

•	our inability to demonstrate to the satisfaction of the FDA or the applicable regulatory entity or notified body that our products are safe or effective for their intended uses;
•

the disagreement of the FDA or the applicable foreign regulatory body with the design or implementation of our clinical trials or the interpretation of data from pre-clinical studies or clinical trials;

•	serious and unexpected adverse device effects experienced by participants in our clinical trials;
•	the data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required;
•	our inability to demonstrate that the clinical and other benefits of the device outweigh the risks; or
•	the manufacturing process or facilities we use may not meet applicable requirements.

Delays in obtaining regulatory clearances and approvals may:

•	delay or prevent commercialization of products we develop;
•	require us to perform costly tests or studies;
•	diminish any competitive advantages that we might otherwise have obtained; and
•	reduce our ability to collect revenue.

The FDA may require clinical data in support of any future 510(k) applications or PMAs that we intend to submit for products in our pipeline. We have limited experience in performing clinical trials that might be required for a 510(k) clearance or PMA approval. If any of our products require clinical trials, the commercialization of such products could be delayed which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The safety of our products is not yet supported by long-term clinical data and may therefore prove to be less safe and effective than initially thought.

The ability to obtain a 510(k) clearance is generally based on the FDA’s agreement that a new product is substantially equivalent to certain already marketed products. Because most 510(k)-cleared products were not the subject of pre-market clinical trials, spine surgeons may be slow to adopt our 510(k)-cleared products, we may not have the comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks. With the passage of the American Recovery and Reinvestment Act of 2009, funds have been appropriated for the U.S. Department of Health and Human Services’ Healthcare Research and Quality to conduct comparative effectiveness research to determine the effectiveness of different drugs, medical devices, and procedures in treating certain conditions and diseases. Some of our products or procedures performed with our products could become the subject of such research. It is unknown what effect, if any, this research may have on our business. Further, future research or experience may indicate that treatment with our products does not improve patient outcomes or improves patient outcomes less than we initially expected. Such results would reduce demand for our products and this could cause us to withdraw our products from the market. Moreover, if future research or experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to significant legal liability, significant negative publicity, damage to our reputation and a dramatic reduction in sales of our products, all of which would have a material adverse effect on our business, financial condition, results of operations and prospects.

Our business is subject to complex and evolving U.S. and international laws and regulation regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, changes to our business practices, penalties, increased cost of operations, or otherwise harm our business.

Regulatory authorities around the world have enacted laws and regulations, or are considering a number of legislative and regulatory proposals, concerning data protection. The interpretation and application of consumer and data protection laws in the United States, EU and elsewhere are often uncertain and subject to change. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, results of operations, and financial condition.

For example, the California Consumer Privacy Act (“CCPA”), which became effective on January 1, 2020, establishes additional data privacy rights for California residents, including expanded rights to access and delete their personal information, opt out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA also provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. In addition, on November 3, 2020, California voters approved a new privacy law, the California Privacy Rights Act (“CPRA”), which significantly modifies the CCPA, including by expanding consumers’ rights with respect to certain personal information and creating a new state agency to oversee implementation and enforcement efforts. Many of the CPRA’s provisions will become effective on January 1, 2023. It remains unclear what, if any, further modifications will be made to this legislation or how it will be interpreted. Similar laws have been proposed in other states and at the federal level, and if passed, such laws may have potentially conflicting requirements that would make compliance challenging.

Recent legal developments in Europe have created compliance uncertainty regarding certain transfers of personal data from Europe to the United States. For example, the General Data Protection Regulation (EU 2016/679) (“GDPR”), which became effective in the European Union (the “EU”) on May 25, 2018, applies to our activities conducted from an establishment in the EU or related to products and services that we offer to EU customers. The GDPR created a range of new compliance obligations, which could cause us to change our business practices, and will significantly increase financial penalties for noncompliance. In addition, the European Commission in July 2016 and the Swiss Government in January 2017 approved the EU-U.S. and the Swiss-U.S. Privacy Shield frameworks, respectively, which are designed to allow U.S. companies that self-certify to the U.S. Department of Commerce and publicly commit to comply with the Privacy Shield requirements to freely import personal data from the EU and Switzerland. However, these frameworks face a number of legal challenges and their validity remains subject to legal, regulatory and political developments in both the EU and the United States. For example, on July 16, 2020, the Court of Justice of the EU invalidated the EU-US Privacy Shield Framework. This has resulted in some uncertainty, and compliance obligations could cause us to incur costs or require us to change our business practices in a manner adverse to our business.

If third-party payers fail to provide appropriate levels of reimbursement for the use of our implants, our revenues could be adversely affected.

The impact of U.S. healthcare reform legislation on our business remains uncertain. In 2010, federal legislation to reform the U.S. healthcare system was enacted into law. The impact of this far-reaching legislation, including Medicare provisions purportedly aimed at improving quality and decreasing costs, comparative effectiveness research, an independent payment advisory board, and pilot programs to evaluate alternative payment methodologies, could meaningfully change the way healthcare is designed and delivered. It is possible that aspects of currently enacted legislation may change or be struck down by the courts. The extent of any such changes and the impact on our business is uncertain. We therefore cannot predict what other healthcare programs and regulations will be ultimately implemented at the federal or state level, or the effect of any future legislation, court rulings or regulation in the United States. Amendments to, or rescissions of, existing laws and regulations, or the implementation of new ones, could meaningfully change the way healthcare is designed and delivered. Any change that lowers reimbursement for an implant, our services, or our other technologies, or that reduces medical procedure volumes, would likely adversely impact our business, financial condition, and results of operations.

We are subject to federal, state and foreign laws and regulations, including fraud and abuse laws, as well as anti-bribery laws, and could face substantial penalties if we fail to fully comply with such regulations and laws.

Our relationship with foreign and domestic government entities and healthcare professionals, such as physicians, hospitals and those to whom and through whom we may market our implants and technologies, are subject to scrutiny under various federal, state and territorial laws in the United States and other jurisdictions in which we conduct business. These include, for example, anti-kickback laws, physician self-referral laws, false claims laws, criminal health care fraud laws, and anti-bribery laws (e.g., the United States Foreign Corrupt Practices Act and the United Kingdom Bribery Act of 2010). Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the United States, exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration health programs. These laws are administered by, among others, the Department of Justice, the Office of Inspector General of the Department of Health and Human Services, state attorneys general, and their respective counterparts in the applicable foreign jurisdictions in which we conduct business. Many of these agencies have increased their enforcement activities with respect to medical device manufacturers in recent years.

We may be subject to suit under a state or federal whistleblower statute.

Those who engage in business with the federal government, directly or indirectly, may be sued under a federal whistleblower statute designed to combat fraud and abuse in the healthcare industry. These lawsuits, known as qui tam suits, are authorized under certain circumstances by the False Claims Act and can involve significant monetary damages and award bounties to private plaintiffs who successfully bring these suits. If any of these lawsuits were to be brought against us, such suits combined with increased operating costs and substantial uninsured liabilities could have a material adverse effect on our financial condition and results of operations.

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

Risks Related to Intellectual Property

If our patents and the other means we use to protect our intellectual property prove to be inadequate, our competitors and other parties could exploit our intellectual property or develop and commercialize products and technologies similar or identical to ours and our ability to successfully commercialize any products may be adversely affected.

Our success depends in large part on our ability to obtain and maintain patent and other intellectual property with respect to our products. The law of patents and trade secrets is constantly evolving and often involves complex legal and factual questions. The U.S. government or applicable bodies in other jurisdictions may deny or significantly reduce the coverage we seek for our patent applications before or after a patent is issued. We cannot be sure that any particular patent for which we apply will be issued, that the scope of the patent protection will be comprehensive enough to provide adequate protection from competing technologies, that interference, derivation, reexamination, post-grant review, inter parties review or other proceedings regarding any of our patent applications will not be filed, or that we will achieve any other competitive advantage from a patent. In addition, it is possible that one or more of our patents will be held invalid or reduced in scope of claims if challenged or that others will claim rights in or ownership of our patents and other proprietary rights. If any of these events occur, our competitors and other parties may be able to use our intellectual property to compete more effectively against us.

The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Because patent applications remain secret until published (typically 18 months after first filing) and the publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that our patent application was the first application filed disclosing or potentially covering a particular invention. If another party’s rights to an invention are superior to ours, we may not be able to obtain a license to use that party’s invention on commercially reasonable terms, if at all. In addition, our competitors, many of which have greater resources than us, could obtain patents that will prevent, limit or interfere with our ability to make use of our inventions either in the United States or in international markets. Further, the laws of some foreign countries do not always protect our intellectual property rights to the same extent as the laws of the United States. Litigation or regulatory proceedings in the United States or foreign countries also may be necessary to defend and enforce our patent or other intellectual property rights or to determine the scope and validity of the proprietary rights of our competitors. These proceedings may prove unsuccessful and result in our patents being found invalid or unenforceable, in whole or in part, and may also be costly, result in development delays, and divert the attention of our management. Any of the foregoing could have a material adverse effect on our results of operations and financial position.

If we are unable to protect the confidentiality of our trade secrets, our business and competitive position would be harmed.

We rely on unpatented proprietary techniques, processes, trade secrets and know-how, which can be difficult to protect. It is possible that others will independently develop technology similar to our technology or otherwise gain access to or disclose our proprietary technologies. We may not be able to meaningfully protect our rights in these proprietary technologies, which would reduce our ability to compete.

We seek to protect these trade secrets and other proprietary technology, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, collaborators, service providers, contract manufacturers, consultants, advisors, and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants. We cannot guarantee that we have entered into such agreements with each party that may have or have had access to our trade secrets or proprietary technology and processes. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets, and we may not be able to obtain adequate remedies for such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive, and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them from using that technology or information to compete with us. Any of the foregoing could have a material adverse effect on our results of operations and financial position.

Our success depends in part on our ability to operate without infringing on, misappropriating or otherwise violating the intellectual property and proprietary rights of others, and if we are unable to do so we may be liable for damages.

We cannot be certain that U.S. or foreign patents or patent applications of other companies do not exist or will not be issued that would prevent us from commercializing our medical devices, surgical instruments and other technologies. Third parties have sued us, and in the future may sue us, for infringing, misappropriating or otherwise violating their patent or other intellectual property rights, regardless of the merit of such claims. Intellectual property litigation is costly. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. If we do not prevail in litigation, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent or other intellectual property right. We could also be required to cease the infringing activity or obtain a license requiring us to make royalty and other payments. It is possible that a required license may not be available to us on commercially acceptable terms, if at all. In addition, a required license may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us, and it could require us to make substantial licensing, royalty and other payments. If we fail to obtain a required license or are unable to design around another company’s patent, we may be unable to make use of some of the affected technologies or distribute the affected surgical implants, which would reduce our revenues.

The defense costs and settlements for patent infringement lawsuits are not covered by insurance. Patent infringement lawsuits can take years to settle. Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our management and other personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions, or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. If we are not successful in our defenses or are not successful in obtaining dismissals of any such lawsuit, we could be required to pay substantial legal fees or settlement costs. Any of the foregoing could have a material adverse effect on our results of operations and financial position.

We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Many of our employees, consultants, and advisors are currently or were previously employed at universities or other biotechnology companies, including our competitors or potential competitors. Although we try to ensure that our employees, consultants, and advisors do not use the proprietary information or know-how of others in their work for us, we may be subject to claims that we or these individuals have used or disclosed intellectual property, including trade secrets or other proprietary information, of any such individual’s current or former employer. Litigation may be necessary to defend against these claims. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

In addition, while it is our policy to require our employees and contractors who may be involved in the conception or development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who, in fact, conceives or develops intellectual property that we regard as our own. The assignment of intellectual property rights may not be self-executing, or the assignment agreements may be breached, and we may be forced to bring claims against third parties, or defend claims that they may bring against us, to determine the ownership of what we regard as our intellectual property. Any of the foregoing could have a material adverse effect on our results of operations and financial position.

Risks Related to Our Common Stock

Our stock price has been, and could continue to be, volatile.

There has been significant volatility in the market price and trading volume of equity securities, which may be unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations could negatively affect the market price of our stock. The market price and volume of our common stock could fluctuate, and in the past has fluctuated, more than the stock market in general. During the 12 months ended December 31, 2020, the market price of our common stock has ranged from a high of $4.95 per share to a low of $1.49 per share. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock. Some factors, in addition to the other risk factors identified above, that could have a significant effect on our stock market price include but are not limited to the following:

•	actual or anticipated fluctuations in our operating results or future prospects;
•	our announcements or our competitors’ announcements of new products;
•	the public’s reaction to our press releases, our other public announcements, and our filings with the SEC;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;
•	announcements relating to the SEC Investigation or ongoing litigation;
•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•	changes in accounting standards, policies, guidance, interpretations, or principles;
•	changes in our growth rates or our competitors’ growth rates;
•	developments regarding our patents or proprietary rights or those of our competitors;
•	our inability to raise additional capital as needed;
•	concerns or allegations as to the safety or efficacy of our products;
•	changes in financial markets or general economic conditions;
•	sales of stock by us or members of our management team, our Board, our significant stockholders, or certain institutional stockholders;
•	changes in stock market analyst recommendations or earnings estimates regarding our stock, other comparable companies or our industry generally.

The future issuance or sale of shares of our common stock, or the perception that such issuances or sales could occur, may negatively impact our stock price and you may experience significant dilution as a result of future issuances of our securities.

The sale or availability for sale of substantial amounts of our common stock, or the perception that such sales could occur, could adversely impact its price. Our amended and restated articles of incorporation authorize us to issue 150,000,000 shares of our common stock. As of December 31, 2020, there were 81,678,179 shares of our common stock outstanding. Accordingly, a substantial number of shares of our common stock are outstanding and available for sale in the market. In addition, we may be obligated to issue additional shares of our common stock upon the exercise of outstanding options, in connection with employee benefit plans (including any equity incentive plans) and in connection with contingent payments under acquisition agreements to which we are a party.

In the future, we may decide to raise capital through offerings of our common stock, additional securities convertible into or exchangeable for common stock, or rights to acquire these securities or our common stock. The issuance of additional shares of our common stock or additional securities convertible into or exchangeable for our common stock could result in dilution of existing stockholders’ equity interests in us. Issuances of substantial amounts of our common stock, or the perception that such issuances could occur, may adversely affect prevailing market prices for our common stock, and we cannot predict the effect this dilution may have on the price of our common stock.

If securities analysts do not continue to publish research or reports about our business or if they publish negative evaluations of our stock, the price of our stock could decline.

The trading price for our common stock relies, in part, on the research and reports that industry or financial analysts publish about us or our business. If few analysts publish research or reports about us, the trading price of our stock would likely decrease. If one or more of the analysts covering our business downgrade their evaluations of our stock, the price of our stock could decline. If one or more of these analysts cease to cover our stock, we could lose visibility in the market for our stock, which, in turn, could cause our stock price to decline.

Certain provisions in our charter and bylaws and under Delaware law, and the terms of certain milestone obligations to which we are subject, may inhibit potential acquisition bids for our company and prevent changes in our management, which may adversely affect the price of our common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could discourage, delay or prevent a change of control of our company or changes in management that our stockholders might deem advantageous, including transactions in which stockholders might otherwise receive a premium for their shares. As a result of these provisions, the price investors may be willing to pay for shares of our common stock may be limited. Moreover, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions include the ability of our Board to issue and set the terms of preferred stock, an absence of cumulative voting rights, advance notice procedures and the ability of our Board to amend our amended and restated bylaws without obtaining stockholder approval.

In addition, we are subject to Section 203 of the Delaware General Corporation Law, which prohibits a person who owns in excess of 15% of our outstanding voting stock from merging or combining with us for a period of three years after the date of the transaction in which the person acquired in excess of 15% of our outstanding voting stock, unless the merger or combination is approved in a prescribed manner.

Further, pursuant to the Master Transaction Agreement, dated as of November 1, 2018, pursuant to which we acquired Paradigm, we will be obligated to pay some or all of the milestone payments thereunder that remain unpaid — whether or not we have achieved the milestones — upon a change in control of our company prior to December 31, 2022. In addition, under the Holo Surgical Purchase Agreement, any surviving entity or acquiror in a change of control transaction involving our company will be required to assume any outstanding milestone obligations thereunder. These milestone payments and obligations could likewise discourage or disincentivize a change of control of our company that our stockholders might deem advantageous.

Item 1B.	UNRESOLVED STAFF COMMENTS.

None.

Item 2.	PROPERTIES.

United States

The Company is headquartered in Deerfield, Illinois, in a leased space of 7,058 square feet for general and administrative functions.

In Minnetonka, Minnesota, we lease 11,419 square feet for general and administrative functions.

In Marquette, Michigan, we lease 2,755 square feet for general and administrative functions.

International

Germany

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

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of December 31, 2020 will have a material adverse impact on its financial position or results of operations. Please see Note 25, Legal Actions and Note 26, Regulatory Actions, to the consolidated financial statements contained in Part II, Item 8 of this Form 10-K for additional information regarding certain legal proceedings.

SEC and Related Audit Committee Investigation

As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020, the Audit Committee of the Board, with the assistance of independent legal and forensic accounting advisors, conducted an internal investigation of matters relating to the Company’s revenue recognition practices for certain contractual arrangements, primarily with OEM customers, including the accounting treatment, financial reporting and internal controls related to such arrangements (the “Investigation”). The Investigation also examined transactions to understand the practices related to manual journal entries for accrual and reserve accounts. The Investigation was precipitated by an investigation by the SEC initially related to the periods 2014 through 2016 (the “SEC Investigation”). The SEC Investigation is ongoing and the Company is cooperating with the SEC.  We have contacted the Staff regarding a potential settlement of the SEC Investigation and are awaiting a response.

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

Based on the results of the Investigation, the Company concluded that revenue for certain invoices should have been recognized at a later date than when originally recognized. In response to binding purchase orders from certain customers of the formerly-owned OEM Businesses, goods were shipped and received by the customers before requested delivery dates and agreed-upon delivery windows. In many instances the OEM customers requested or approved the early shipments, but the Company determined that on other occasions the goods were delivered early without obtaining the customers’ affirmative approval. Some of those unapproved shipments were shipped by employees in order to generate additional revenue and resulted in shipments being pulled from a future quarter into an earlier quarter. In addition, the Company concluded that in July 2017 an adjustment was improperly made to a product return provision in the former Direct Division. The revenue for those shipments was restated, as well as for other orders that shipped earlier than the purchase order due date in the system for which the Company could not locate evidence that the OEM customers had requested or approved the shipments. In addition, the Company concluded that in the periods from 2015 through the fourth quarter of 2018, certain adjustments were incorrectly or erroneously made via manual journal entries to accrual/reserve accounts, including a July 2017 adjustment to a product return provision in the Direct Division, among others. Accordingly, the Company restated its financial statements to correct these adjustments.

There is currently ongoing stockholder litigation related to the Company’s Investigation.  A class action complaint was filed by Patricia Lowry, a purported shareholder of the Company, against the Company, and certain current and former officers of the Company, in the United States District Court for the Northern District of Illinois on March 23, 2020 asserting claims under Sections 10(b) and 20(a) the Securities Exchange Act of 1934 (the “Exchange Act”) and demanding a jury trial (“Lowry Action”). The court appointed a different shareholder as Lead Plaintiff and she filed an amended complaint on August 31, 2020.  On October 15, 2020, the Company and the other-named defendants moved to dismiss the amended complaint and those motions are now ripe for review.

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

Market Information and Holders

Our common stock is quoted on the Nasdaq Stock Market under the symbol “SRGA.”

As of March 10, 2021, we had 297 stockholders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.”  The closing sale price of our common stock on March 10, 2021 was $2.29 per share.

The following table presents information with respect to our repurchases of our common stock during the year ended December 31, 2020.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2020 to January 31, 2020	7,215	$2.69	—	—
February 1, 2020 to February 29, 2020	48,653	$3.93	—	—
March 1, 2020 to March 31, 2020	1,287	$2.10	—	—
April 1, 2020 to April 30, 2020	7,385	$2.47	—	—
May 1, 2020 to May 31, 2020	8,018	$2.63	—	—
June 1, 2020 to June 30, 2020	—	$—	—	—
July 1, 2020 to July 31, 2020	80,486	$3.17	—	—
August 1, 2020 to August 31, 2020	1,194	$2.67	—	—
September 1, 2020 to September 30, 2020	797	$1.92	—	—
October 1, 2020 to October 31, 2020	—	$—	—	—
November 1, 2020 to November 30, 2020	4,319	$2.26	—	—
December 1, 2020 to December 31, 2020	—	$—	—	—
Total	159,354	$3.35	—	—

(1) The purchases reflect amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards, their tax withholdings obligations.

Stock Performance Graph

The SEC requires us to present a chart comparing the cumulative total stockholder return on our common stock with the cumulative total stockholder return of: (1) a broad equity market index; and (2) a published industry or line-of-business index. We selected the Standard & Poor’s 500 Health Care Equipment Index based on our good faith determination that this index fairly represents the companies which compete in the same industry or line-of-business as we do.  The chart below compares our common stock with the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index and assumes an investment of $100.00 on December 31, 2015 in each of the common stock, the stocks comprising the Nasdaq Composite Index and the stocks comprising the Standard & Poor’s 500 Health Care Equipment Index.

Total Return Analysis	2016	2017	2018	2019	2020
Surgalign Holdings, Inc.	$81.86	$103.27	$93.20	$69.02	$55.16
NASDAQ Composite	$108.87	$141.13	$137.12	$187.44	$271.64
S&P 500 Health Care Equipment Index	$106.48	$139.38	$162.02	$209.52	$246.47

Item 6.	SELECTED FINANCIAL DATA.

The statement of operations data set forth below for the years ended December 31, 2020, 2019 and 2018, and selected balance sheet data as of December 31, 2020 and 2019 have been derived from our audited consolidated financial statements and accompanying notes. The consolidated financial statements as of December 31, 2020 and 2019 and for the three years ended December 31, 2020 are included elsewhere in this Form 10-K. The selected consolidated financial data for 2020, 2019, 2018 and 2017 set forth below has been recast for discontinued operations. The selected consolidated financial data set forth below should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and our consolidated financial statements and accompanying notes included elsewhere in this document.

The statement of operations data set forth below for the year ended December 31, 2016, and the balance sheet data set forth as of December 31, 2016, have not been recast for discontinued operations, are unaudited and have been derived from our accounting records. There is sufficient information regarding the trend of income from continuing operations and the future cash flows in the presentation of the first four years, as well as throughout the financial statements where discontinued operations is presented, which would preclude the need to recast the 2016 financial statement data. Accordingly, such data set forth below is not comparable to the subsequent periods presented.

The selected financial data as of and for the years ended December 31, 2020, 2019 and 2018 reflect our adoption of Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (“Topic 606”). The selected financial data as of and for the years ended December 31, 2020 and 2019 also reflects our adoption of the FASB issued ASU 2016-02, Leases (“Topic 842”). Finally, the selected financial data as of and for the year ended December 31, 2020 reflects our adoption of the FASB issued ASU 2016-13, Financial Instruments — Credit Losses: Measurement of Credit Losses on Financial Instruments (“Topic326”). See Note 4, Leases, and Note 6, Revenue from Contracts with Customers.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(In thousands, except share and per share data)
Statements of Operations Data:
Revenues	$101,749	$117,423	$92,112	$90,281	$275,984
Costs of goods sold	44,002	32,777	33,593	36,441	142,657
Gross profit	57,747	84,646	58,519	53,840	133,327
Expenses:
Marketing, general and administrative	124,390	135,396	98,152	90,790	116,666
Research and development	11,947	16,836	14,410	13,315	16,297
Severance and restructuring costs	34	—	773	8,522	1,039
Loss (Gain) on acquisition contingency	4,753	(76,033)	—	—	—
Asset acquisition expenses	94,999	—	—	—	—
Strategic review costs	—	—	—	—	1,150
Executive transition costs	—	—	—	2,818	4,404
Contested proxy expenses	—	—	—	-	2,680
Asset impairment and abandonments	14,773	97,341	5,070	442	5,241
Goodwill impairment	—	140,003	—	—	1,107
Transaction and integration expenses	4,872	13,999	4,928	630	—
Total operating expenses	255,768	327,542	123,333	116,517	148,584
Operating loss	(198,021)	(242,896)	(64,814)	(62,677)	(15,257)
Other (expense) income:
Interest expense	(31)	—	—	—	(1,655)
Interest income	92	161	35	8	8
Foreign exchange gain (loss)	279	(122)	(29)	38	(129)
Total other income (expense) - net	340	39	6	46	(1,776)
Loss before income tax (provision) benefit	(197,681)	(242,857)	(64,808)	(62,631)	(17,033)
Income tax benefit (provision)	3,486	(5,921)	15,159	18,227	3,228
Net loss from continuing operations	(194,195)	(248,778)	(49,649)	(44,404)	(13,805)
Discontinued operations
Income from discontinued operations	179,934	48,452	57,417	88,886	—
Income tax provision	(19,522)	(11,316)	(10,891)	(37,576)	—
Net income from discontinued operations	160,412	37,136	46,526	51,310	—
Net (loss) income	(33,783)	(211,642)	(3,123)	6,906	(13,805)
Convertible preferred dividend	-	—	(2,120)	(3,723)	(3,508)
Net (loss) income applicable to common shares	$(33,783)	$(211,642)	$(5,243)	$3,183	$(17,313)
Net loss from continuing operations per common share - basic	$(2.61)	$(3.55)	$(0.85)	$(0.83)	$(0.30)
Net income from discontinued operations per common share - basic	$2.16	$0.53	$0.76	$0.89	$—
Net (loss) income per common share - basic	$(0.45)	$(3.02)	$(0.09)	$0.06	$(0.30)
Net loss from continuing operations per common share - diluted	$(2.61)	$(3.55)	$(0.85)	$(0.81)	$(0.30)
Net income from discontinued operations per common share - diluted	$2.16	$0.53	$0.76	$0.86	$—
Net (loss) income per common share - diluted	$(0.45)	$(3.02)	$(0.09)	$0.05	$(0.30)
Weighted average shares outstanding - basic	74,403,155	70,150,492	61,031,265	57,678,360	58,236,745
Weighted average shares outstanding - diluted	74,403,155	70,150,492	61,031,265	59,078,141	58,236,745

	As of December 31,
	2020	2019	2018	2017	2016
Balance Sheet for Continued Operations
Cash and cash equivalents	$43,962	$5,608	$10,949	$22,381	$13,849
Working capital	57,359	31,673	31,422	51,997	120,615
Total assets	122,704	70,276	98,490	99,308	367,955
Long-term Debt	—	—	—	—	77,267
Redeemable preferred stock	—	66,410	66,226	63,923	60,016
Total stockholders' equity	24,170	34,564	181,531	181,517	164,060

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion of our financial condition and results of operations together with those financial statements and the notes to those statements included elsewhere in this filing. This discussion contains forward looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. Our actual results could differ materially from those anticipated in these forward looking statements. We undertake no obligation to update publicly any forward looking statements for any reason, even if new information becomes available or other events occur in the future.

Management Overview:

We are a global medical technology company focused on advancing the science of spine care by delivering innovative solutions, including the application of digital technologies, to drive superior patient outcomes. We have a broad portfolio of spinal hardware implants, including solutions for fusion procedures in the lumbar, thoracic, and cervical spine, motion preservation solutions for the lumbar spine, and a minimally invasive surgical implant system for fusion of the sacroiliac joint. We also have a portfolio of advanced and traditional orthobiologics, or biomaterials. In addition to our spinal hardware and biomaterials portfolios, we are developing a digital surgery platform that we call ARAI, for Augmented Reality and Artificial Intelligence, which we believe is one of the most advanced artificial intelligence technologies being applied to surgery, designed to automatically segment, identify, and recognize patient anatomy to autonomously assist the surgeon throughout the surgical procedure. This proprietary artificial intelligence-based platform system is an intelligent anatomical mapping technology designed to assist surgeons by allowing them to remain in safe anatomical zones, and to enhance surgical performance. We plan to leverage our digital surgery platform to improve patient outcomes and drive adoption of our spinal hardware implants and biomaterials products. We are developing a pipeline of new innovative technologies that we plan to integrate with our digital surgery platform.

Our product portfolio of spinal hardware implants and biomaterials products address an estimated $12.7 billion global spine market. We estimate that our current portfolio addresses nearly 87% of all surgeries utilizing spinal hardware implants and approximately 70% of the biomaterials used in spine-related uses. Our portfolio of spinal hardware implants consists of a broad line of solutions for spinal fusion in minimally invasive surgery (“MIS”), deformity, and degenerative procedures; motion preservation solutions indicated for use in one- or two-level disease; and an implant system designed to relieve sacroiliac joint pain. Our biomaterials products consist of a broad range of advanced and traditional bone graft substitutes that are designed to improve bone fusion rates following spinal surgery.

We offer a portfolio of products for thoracolumbar procedures, including: the Streamline TL Spinal Fixation system, a system for degenerative and complex spine procedures; and the Streamline MIS Spinal Fixation System, a broad range of implants and instruments used via a percutaneous or mini-open approach. We offer a complementary line of interbody fusion devices, Fortilink-TS, Fortilink-L, and Fortilink-A, in our TETRAfuse 3D Technology, which is 3D printed with nano-rough features that have been shown to allow more bone cells to attach to more of the implant, increasing the potential for fusion. We offer a portfolio of products for cervical procedures, including: the CervAlign ACP System, a comprehensive anterior cervical plate system; the Fortilink-C IBF System, a cervical interbody fusion device that utilizes TETRAfuse 3D technology; and the Streamline OCT System, a broad range of implants used in the occipito-cervico-thoracic posterior spine. Our motion preservation systems are designed to enable restoration of segmental stability, while preserving motion. These systems include: Coflex Interlaminar Stabilization device, the only FDA PMA-approved implant for the treatment of moderate to severe lumbar spinal stenosis in conjunction with decompression; and HPS 2.0 Universal Fixation System, a pedicle screw system used for posterior stabilization of the thoracolumbar spine that includes a unique dynamic coupler, shown to preserve motion and reduce the mechanical burden on adjacent segments. Our implant system for fusion of the sacroiliac joint, SImmetry SI Joint Fusion System, is a minimally invasive surgical implant system that has been clinically demonstrated to produce high rates of sacroiliac joint fusion and statistically significant decreases in opioid use, pain, and disability.

Through a series of distribution agreements, our product portfolio of biomaterials consists of a variety of bone graft substitutes including cellular allografts, demineralized bone matrices (“DBMs”) and synthetic bone growth substitutes that have a balance of osteoinductive and osteoconductive properties to enhance bone fusion rates following spinal surgery. We market ViBone and ViBone Moldable, two next-generation viable cellular allograft bone matrix products intended to provide surgeons with improved results for bone repair. ViBone and ViBone Moldable are processed using a proprietary method optimized to protect and preserve the health of native bone cells to potentially enhance new bone formation and are designed to perform and handle in a manner similar to an autograft. ViBone and ViBone Moldable contain cancellous bone particles as well as demineralized cortical bone particles and fibers, delivering osteoinductive, osteoconductive, and osteogenic properties. Our DBM product offering includes BioSet, BioReady, and BioAdapt, a DBM portfolio consisting of putty, putty with chips, strips, and boat configurations for various surgical applications while providing osteoinductive properties to aid in bone fusion. Our synthetic bone growth substitutes include nanOss and nanOss 3D Plus, a family of products that provide osteoconductive nano-structured hydroxyapatite (“HA”) and an engineered extracellular matrix bioscaffold collagen carrier that mimics a natural bone growth solution.

To complement our spinal hardware and biomaterials portfolios, we are developing a proprietary digital surgery platform called ARAI, which is a freestanding surgical guidance system that combines 3D visualization, data analytics, and machine learning, without interrupting the current surgical workflow. We believe it is one of the most advanced artificial intelligence technologies being applied to surgery, designed to automatically segment, identify, and recognize patient anatomy to autonomously assist the surgeon throughout the procedure. ARAI has been designed to address the limitations of current computer-assisted spine surgery and spine robotics systems that lack 3D visualization, patient anatomy recognition, and data analytics and that may have long setup requirements and lengthy registration times that can add significant amounts of time to the overall procedure.

ARAI combines (i) advanced augmented reality to provide the surgeon with an “X-ray vision”-like 3D overlay rendering of the patient’s anatomy, (ii) automated image processing and modular spine level identification and segmentation so the system knows the patient’s anatomy to enhance navigation, (iii) autonomous planning software and implant selection, and (iv) artificial intelligence and predictive analytics to provide autonomous guidance for preoperative and intraoperative surgeon decision-making. ARAI’s artificial intelligence has the ability to recognize the difference between patient anatomy, such as a nerve root and a blood vessel, and help identify anatomy within complex areas of the spine, where it is easy to miscount levels. ARAI has been designed with a unique setup process of quickly establishing the synchronization between virtual images and the patient’s real anatomy, a process called registration. Many other computer-assisted spine surgery and robotics systems have long setup requirements and registration times that can result in surgery delays, leading to inefficiencies that are cited as a major reason why surgeons have not yet widely adopted navigation and robotic technology. ARAI has been designed to provide surgeons with real-time perioperative information such as alerts and suggestions to ensure the correct operative plan is being followed, decrease surgical complications, reduce surgical times, and improve patient outcomes. We plan to make an FDA 510(k) premarket submission for our ARAI platform in the first quarter of 2021 and submit a CE mark application in Europe in 2022.

We plan to develop and commercialize several next-generation features for the ARAI platform, including smart instrumentation, integration with robotic platforms, patient-specific 3D printed implants, and diagnostic and predictive analytics. These surgical devices will be designed with tracking technology intended to allow real-time 3D visualization and positioning of the instruments in the surgical field and autonomous safety features to aid in surgical precision and help avoid potential damage to surrounding tissue and neurological structures. We are designing ARAI to be integrated with existing robotic platforms to make them “smart” by identifying relevant anatomy. In addition, we are designing the ARAI platform with a software application to enable patient-specific implants with exact dimensions, shape, and contour based on a patient’s specific bone density and height. We are also developing a novel diagnostic and predictive analytics capability using machine learning that leverages a large volume of patient data with known outcomes to allow for autonomous identification of spinal pathology.

We have aligned our core business principles with a focused business strategy that we believe will advance and scale our business with the ultimate goal of delivering on our promise to provide better patient outcomes. To support this effort, we have assembled a spine-industry experienced executive leadership team to execute against our growth strategy, which includes leveraging our digital surgery platform to improve patient outcomes and drive adoption of our spinal hardware implants and biomaterials products, developing and commercializing an increased cadence of innovative spinal hardware implants and biomaterials products, validating our innovative products with clinical evidence, growing our international business, and strategically pursuing acquisition, license, and distribution opportunities.

We currently market and sell our products to hospitals, ambulatory surgery centers, and healthcare providers in the United States and in more than 40 countries worldwide. Our U.S. sales organization consists of area sales directors and regional product specialists who oversee a network of independent spine and orthobiologics distributors who receive commissions for sales that they generate. Our international sales organization is composed of a sales management team that oversees a network of direct sales representatives, independent spine and orthobiologics distributors, and stocking distributors.

Sale of OEM Businesses, Retirement of Debt and Redemption of Preferred Stock

On July 20, 2020, pursuant to the OEM Purchase Agreement, by and between us and Ardi Bidco Ltd. (the “Buyer”), the Company sold the OEM Businesses to Buyer and its affiliates for a purchase price of $440 million of cash, subject to certain adjustments. In connection therewith on July 20, 2020, we (i) paid in full our $80 million revolving credit facility under that certain Credit Agreement dated as of June 5, 2018 (the “2018 Credit Agreement”), by and among Surgalign Spine Technologies, Inc. (formerly known as RTI Surgical, Inc. (“Legacy RTI”)), as a borrower, Pioneer Surgical Technology, Inc. (“Pioneer Surgical”), our wholly-owned subsidiary, as a borrower, the other loan parties thereto as guarantors (together, with Legacy RTI and Pioneer Surgical, the “JPM Loan Parties”), JPMorgan Chase Bank, N.A. (“JPM”), as lender (together with the various financial institutions as in the future may become parties thereto, the “JPM Lenders”) and as administrative agent for the JPM Lenders, as amended, (ii) terminated the 2018 Credit Agreement, (iii) paid in full our $100 million term loan and $30 million incremental term loan commitment under that certain Second Lien Credit Agreement, dated as of March 8, 2019 (the “2019 Credit Agreement”), by and among Surgalign Spine Technologies, Inc., as borrower, the lenders party thereto from time to time and Ares Capital Corporation (“Ares”), as administrative agent for the other lenders party thereto (the “Ares Lenders”), as amended and (iv) terminated the 2019 Credit Agreement.

On July 17, 2020, we received a notification from WSHP Biologics Holdings, LLC, an affiliate of Water Street Healthcare Partners (“WHSP”), seeking redemption on or before September 14, 2020 of all of the outstanding shares of the Series A Preferred Stock, all of which are held by WSHP. On July 24, 2020, we redeemed the Series A Preferred Stock for approximately $67 million, a Certificate of Retirement was filed with the Delaware Secretary of State retiring the Series A Preferred Stock, and the WSHP representatives on the Company’s Board of Directors, Curtis M. Selquist and Chris Sweeney resigned from the Board of Directors.

On December 1, 2020, pursuant to the OEM Purchase Agreement, we received a notice from the Buyer indicating that a post-closing adjustment in an amount of up to $14 million may be owed in respect of the working capital adjustment paid at closing. We disagree with Buyer’s proposed post-closing adjustment and are disputing the adjustment in accordance with the terms of the OEM Purchase Agreement.

The OEM Businesses met the criteria within ASC 205-20 to be reported as discontinued operations because the Transactions were a strategic shift in business that had a major effect on our operations and financial results. Therefore, we are reporting the historical results of the OEM Businesses including the results of operations and cash flows as discontinued operations, and related assets and liabilities were retrospectively reclassified as assets and liabilities of discontinued operations for all periods presented herein. Unless otherwise noted, applicable amounts in the prior year have been recast to conform to this discontinued operations presentation. See Note 5 of the Consolidated Financial Statements in Part IV, Item 15, “Exhibits and Financial Statement Schedules” of this Exhibit for additional information. Unless otherwise indicated, the following information relates to continuing operations. A more complete description of our business prior to the Transactions is included in Item 1. “Business”, in Part I of the Annual Report on Form 10-K for the year ended December 31, 2019 that was previously filed with the Securities and Exchange Commission (“SEC”) on June 8, 2020.

Acquisition

On October 23, 2020 we completed the acquisition of Holo Surgical Inc. (“Holo Surgical”) pursuant to the Stock Purchase Agreement, dated as of September 29, 2020 (the “Holo Purchase Agreement”), by and among us, Roboticine, Inc. (the “Seller”) and the other parties signatory thereto. Holo Surgical is a private technology company currently developing the ARAI platform, a differentiated digital spine surgery technology. As consideration for the transactions contemplated by the Holo Surgical Purchase Agreement, at closing, we paid to the Seller $30 million in cash and issued to the Seller 6,250,000 shares of our common stock with a fair value of $12.3 million. In addition, the Seller will be entitled to receive contingent consideration from us valued in an aggregate amount of $50.6 million as of October 23, 2020, which must be first paid in shares of our common stock (in an amount up to 8,650,000 shares) and then paid in cash thereafter, contingent upon and following the achievement of certain regulatory, commercial and utilization milestones by specified time periods occurring up to the sixth (6th) anniversary of the closing. The number of shares of common stock issued as contingent consideration with respect to the achievement of a post-closing milestone, if any, will be calculated based on the volume weighted average price of the common stock for the five (5) day trading period commencing on the opening of trading on the third trading day following the achievement of the applicable milestone. In connection with the contingent consideration, we have agreed not to take certain actions that could affect the ability to achieve the milestones related to the contingent consideration.

COVID-19

As discussed in more detail above in Part I, Item 1, “Business” of this Exhibit, the coronavirus (COVID-19) pandemic, as well as the corresponding governmental response, has had significant negative effects on the majority of the U.S. economy and has adversely affected our business. The consequences of the outbreak and impact on the economy continues to evolve and the full extent of the impact is uncertain as of the date of this filing. The outbreak has already had, and continues to have, a material adverse effect on our business, operating results and financial condition and has significantly disrupted our operations.

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

On January 1, 2020, we adopted ASU 2016-13, Financial Instruments — Credit Losses (Topic326): Measurement of Credit Losses on Financial Instruments (“the CECL standards”). The adoption did not have material impact on our condensed consolidated financial statements.

Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. Our estimates or judgments as of the date of issuance of this Exhibit may change as new events occur and additional information is obtained. Accordingly, actual results could differ materially from our estimates or judgements made under different assumptions or conditions.

The accounting policies which we believe are “critical,” or require the most use of estimates and judgment, relate to the following items presented in our financial statements: (1) Excess and Obsolete Inventory Valuation; (2) Accounts Receivable Allowances; (3) Long-Lived Assets; (4) Intangible Assets and Goodwill; (5) Revenue Recognition; (6) Stock-Based Compensation Plans;  (7) Income Taxes; and (8) Contingent Consideration Valuation.

Excess and Obsolete Inventory Valuation. Our calculation of the amount of inventory that is excess, obsolete, or will expire prior to sale has two components: 1) a demand or consumption based component that compares projected sales, expected consumption and historical sales to inventory quantities on hand; and 2) for expiring inventory we assesses the risk related to inventory that is near expiration by analyzing historical expiration trends to project inventory that will expire prior to being sold. Our demand based consumption model assumes that inventory will be sold on a first-in-first-out basis. Our metal inventory does not expire and can be re-sterilized and sold; however, we assess quantities on hand, historical sales, projected sales, projected consumption, the number of forecasted years, safety stock and those products we have determined to sunset when calculating the estimate.

Accounts Receivable Allowances. Since the adoption of the CECL standards on January 1, 2020, we maintain the allowance for estimated losses resulting from the inability of our customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of our ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations. Write-off activity and recoveries for the years were not material.

Before 2020, we maintained allowances for doubtful accounts based on our review and assessment of payment history and our estimate of the ability of each customer to make payments on amounts invoiced. If the financial condition of any of our customers were to deteriorate, additional allowances might be required. From time to time we must adjust our estimates. Changes in estimates of the collection risk related to accounts receivable can result in decreases and increases to current period net income.

Long-Lived Assets. We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the net undiscounted cash flows expected to be generated by the asset group. An impairment loss would be recorded for the excess of net carrying value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows or other methods such as orderly liquidation value. The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results. Changes in assumptions or market conditions could result in a change in estimated future cash flows and the likelihood of materially different reported results. Because our forecasted cash flow is negative, long-lived assets, including property and equipment and intangible assets subject to amortization were impaired and written down to their estimated fair values in 2020 and 2019.

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

The cost approach considers the replacement cost adjusted for certain factors. Certain balance sheet items were adjusted to fair value before being utilized in estimating the value of the reporting units under the cost approach, including inventory, property and equipment, right of use assets, and other intangible assets.

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

Goodwill represents the excess of purchase price over fair value of tangible net assets of acquired businesses at the acquisition date, after amounts allocated to other identifiable intangible assets. Factors that contribute to the recognition of goodwill include securing synergies that are specific to our business, not available to other market participants, and are expected to increase revenues and profits; acquisition of a talented workforce; cost savings opportunities; the strategic benefit of expanding our presence in core and adjacent markets; and diversifying our product portfolio. As of December 31, 2020, there is not any goodwill recorded on the balance sheet.

Other Intangible Assets. Other intangible assets, which constitutes finite lives assets, generally consist of patents, acquired exclusivity rights, licensing rights, distribution agreements, and procurement contracts. Patents are amortized on the straight-line method over the shorter of the remaining protection period or estimated useful lives of between 8 and 16 years.  Tradenames, procurement contracts, customer lists, acquired exclusivity rights, and distribution agreements are amortized over estimated useful lives of between 5 to 25 years. For the years ended December 31, 2020, 2019 and 2018, the amortization expense for intangible assets is $0.9 million, $10.7 million and $3.6 million, respectively.

Revenue Recognition. The Company recognizes revenue upon transfer of control of promised products in an amount that reflects the consideration it expects to receive in exchange for those products. The Company typically transfers control at a point in time upon shipment or delivery of the implants for direct sales, or upon implantation for sales of consigned inventory. The customer is able to direct the use of, and obtain substantially all of the benefits from, the implant at the time the implant is shipped, delivered, or implanted, respectively based on the terms of the contract.

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

Contingent Consideration Valuation. We account for the contingent consideration related to the Holo Acquisition as a liability in accordance with the guidance of ASC 480, Distinguishing Liabilities from Equity, because the contingent consideration represents a conditional obligation that has a fixed monetary value known at inception and we may settle by issuing a variable number of our equity shares. The liability is recorded at its fair value at inception and shall be marked to market subsequently at the end of each reporting period, with any change recognized in the current earnings.

Off Balance-Sheet Arrangements

As of December 31, 2020, we had no off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Results of Operations

The following tables set forth, in both dollars and as a percentage of revenues, the results of our operations for the years indicated:

	Year Ended December 31,
	2020		2019		2018
	(Dollars in thousands)
Statement of Operations Data:
Revenues	$101,749	100.0%	$117,423	100.0%	$92,112	100.0%
Costs of goods sold	44,002	43.2	32,777	27.9	33,593	36.5
Gross profit	57,747	56.8	84,646	72.1	58,519	63.5

Expenses:
Marketing, general and administrative	124,390	122.3	135,396	115.3	98,152	106.6
Research and development	11,947	11.7	16,836	14.3	14,410	15.6
Severance and restructuring costs	34	0.0	—	—	773	0.8
Loss (Gain) on acquisition contingency	4,753	4.7	(76,033)	(64.8)	—	—
Asset acquisition expenses	94,999	93.4	—	—	—	—
Asset impairment and abandonments	14,773	14.5	97,341	82.9	5,070	5.5
Goodwill impairment	—	—	140,003	119.2	—	—
Transaction and integration expenses	4,872	4.8	13,999	11.9	4,928	5.4
Total operating expenses	255,768	251.4	327,542	278.9	123,333	133.9
Operating loss	(198,021)	(194.6)	(242,896)	(206.9)	(64,814)	(70.4)

Other (expense) income:
Interest expense	(31)	(0.0)	—	—	—	—
Interest income	92	0.1	161	0.1	35	0.0
Foreign exchange gain (loss)	279	0.3	(122)	(0.1)	(29)	(0.0)
Total other income - net	340	0.3	39	0.0	6	0.0
Loss from continuing operations before income tax benefit (provision)	(197,681)	(194.3)	(242,857)	(206.8)	(64,808)	(70.4)
Income tax benefit (provision)	3,486	3.4	(5,921)	(5.0)	15,159	16.5
Net loss from continuing operations	(194,195)	(190.9)	(248,778)	(211.9)	(49,649)	(53.9)
Discontinued operations
Income from operations of discontinued operations	179,934	176.8	48,452	41.3	57,417	62.3
Income tax provision	(19,522)	(19.2)	(11,316)	(9.6)	(10,891)	(11.8)
Net income from discontinued operations	160,412	157.7	37,136	31.6	46,526	50.5
Net loss	(33,783)	(33.2)	(211,642)	(180.2)	(3,123)	(3.4)
Convertible preferred dividend	—	—	—	—	(2,120)	(2.3)
Net loss applicable to common shares	$(33,783)	(33.2)	$(211,642)	(180.2)	$(5,243)	(5.7)

	For the Year Ended December 31,			Percent Change
	2020	2019	2018	2020/2019	2019/2018
Revenues:
Domestic	$85,612	$97,703	$78,580	(12.4)%	24.3%
International	16,137	19,720	13,532	(18.2)%	45.7%
Total revenues	$101,749	$117,423	$92,112	(13.3)%	27.5%

2020 Compared to 2019

Revenues. Our total revenues decreased $15.7 million, or 13.3%, to $101.7 million for the year ended December 31, 2020 compared to $117.4 million for the year ended December 31, 2019 due to decreased demand during the year as a result of the reduction in elective surgical procedures primarily related to COVID-19 impacting our business.

Costs of Goods Sold. Costs of goods sold increased $11.2 million, or 34.2%, to $44.0 million for the year ended December 31, 2020 from $32.8 million for the year ended December 31, 2019. Adjusted for the impact of one-time purchase accounting step-up and inventory write-offs, cost of goods sold increased $1.4 million or 4.8%, to $30.6 million, or 30.2% of revenue, for the year ended

December 31, 2020, compared to $29.2 million, or 24.9% of revenue, for the year ended December 31, 2019. The increase in costs of goods was primarily due to product mix, specifically hardware products.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses decreased $11.0 million, or 8.1%, to $124.4 million for the year ended December 31, 2020 compared to $135.4 million for the year ended December 31, 2019. The decrease in marketing, general and administrative expenses is primarily the result of $8.3 million of reduced spending on commission, marketing and distribution related to the decline in revenue.

Research and Development Expenses. Research and development expenses decreased $4.9 million, or 29.0%, to $11.9 million for the year ended December 31, 2020 compared to $16.8 million for the year ended December 31, 2019. The decrease in research and development expenses is the result of reduced spending on new product development, specifically external consultant and advisor expense, due to our focus on the sale of the OEM Businesses during the third quarter of 2020, as well as the furlough of a portion of our research and development team during the second quarter of 2020.

Loss (Gain) on Acquisition Contingency. Loss on acquisition contingency of $4.8 million for the year ended December 31, 2020 represented the change in our estimate of obligation for future milestone payments to Holo Surgical for the asset acquisition closed on October 23, 2020 offset by gain on acquisition contingency of $1.1 million due to change of estimate in contingent considerations for Paradigm and Zyga.  The gain on acquisition contingency of $76 million for the year ended December 31, 2019 was the result of an adjustment to our estimate of obligation for future milestone payments on the Paradigm and Zyga acquisitions.

Asset Acquisition Expenses. Asset acquisition expenses of $95.0 million were related to the Holo Acquisition. The total purchase price of Holo asset of $95 million was allocated to the net assets acquired based on their relative fair value as of the completion of the acquisition, primarily including the IPR&D related to Holo Surgical’s development of the ARAI Platform and other intangible asset for assembled workforce. The ARAI Platform has not yet reached technological feasibility and has no alternative future use; thus, the entire purchased IPR&D of $94.5 million was expensed immediately subsequent to the acquisition. Additionally, the intangible asset related to the assembled workforce of $0.5 million was immediately impaired together with other intangible assets in Q4 2020 due to the Company’s negative projected cash flow.

Asset Impairment and Abandonments. Asset impairment and abandonments of $14.8 million for the year ended December 31, 2020 was primarily the result of the impairment of the property and equipment. Asset impairment and abandonments was $97.3 million for the year ended December 31, 2019, related to the impairment of our long-lived and other intangible assets. During 2019, we concluded, through the ASC 350 valuation testing, that factors existed at year-end indicating that long-lived assets in the Spine segment of legacy RTI were indicating impairment. As a result, for the year ended December 31, 2019, we recorded impairment charges to other intangible assets totaling $85.1 million, to property and equipment, totaling $11.7 million, and to right-of-use assets totaling $0.2 million. In addition, for the year ended December 31, 2019, another $0.3 million in other intangible assets were disposed separately from the ASC 350 valuation testing.

Goodwill Impairment. Goodwill impairment was $140.0 million for the year ended December 31, 2019, which was recorded in our Spine segment as a result of the change in segment structure. There was no goodwill impairment for the year ended December 31, 2020.

Transaction and Integration Expenses.  Transaction and integration expenses of $4.9 million for the year ended December 31, 2020, primarily consisted of $2.4 million related to the purchase of Paradigm and $1.5 million of expenses associated with the acceleration of stock compensation expense related to the OEM employees, compared to $14.0 million of Paradigm acquisition costs for the year ended December 31, 2019.

Total Net Other Income.  Total net other income, which includes interest expense, interest income, and foreign exchange loss increased to $0.3 million for the year ended December 31, 2020 from $39 thousand for the year ended December 31, 2019. The increase in total net other expense is primarily due to change in the foreign exchange gain and loss.

Income Tax Benefit (Provision).  Income tax benefit for the year ended December 31, 2020 was $3.5 million compared to an income tax provision of $5.9 million for the year ended December 31, 2019.  Our effective tax rate for the year ended December 31, 2020 and 2019 was 1.76% and (2.43%) respectively. Our effective tax rate for the year ended December 31, 2020, was primarily impacted by the non-deductible acquisition expenses, mainly offset by a valuation allowance, and the tax benefit recognized as a result of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”).  Our effective tax rate for the year ended December 31, 2019, was primarily impacted by the gain recognized on acquisition contingency and goodwill impairment, offset by the establishment of a full valuation allowance in the U.S. and foreign jurisdictions.

Discontinued Operations. Net income from discontinued operations for the year ended December 31, 2020 was $160.4 million, including a gain on sale of the OEM Businesses of $209.8 million, transaction expenses of $23.6 million, and income taxes of $19.5 million. Net income from discontinued operations for the year ended December 31, 2019 was $37.1 million, net of $11.3 million of income tax benefit.

2019 Compared to 2018

Revenues. Our total revenues increased $25.3 million, or 27.5%, to $117.4 million for the year ended December 31, 2019, compared to $92.1 million for the year ended December 31, 2018 primarily as a result of increased distributions of our coflex® Interlaminar Stabilization® implants, partially offset by the abandonment of the map3®implant. Excluding our coflex® Interlaminar Stabilization® implants, our spine implants revenues decreased $5.0 million, or 5.4%, to $87.1 million for the year ended December 31, 2019 compared to $92.1 million for the year ended December 31, 2018.

Costs of Goods Sold. Costs of goods sold decreased $0.8 million, or 2.4%, to $32.8 million, or 27.9% of revenue, for the year ended December 31, 2019, from $33.6 million, or 36.5% of revenue, for the year ended December 31, 2018. Adjusted for the impact of purchase accounting step-up of $3.2 million and $0.6 million for the years ended December 31, 2019 and 2018, respectively, and an inventory write-off of $6.6 million related to the abandonment of our map3®implant for the year ended December 31, 2018, cost of processing and distribution increased $3.2 million, or 12.1%, to $29.6 million, or 25.2% of revenue, for the year ended December 31, 2019, compared to $26.4 million, or 28.7% of revenue, for the year ended December 30, 2018. The increase in costs of goods sold was primarily due to the increased cost of processing and distribution associated with the inclusion of the sale of our coflex® Interlaminar Stabilization® implants as a result of the acquisition of Paradigm in 2019.

Marketing, General and Administrative Expenses. Marketing, general and administrative expenses increased $37.2 million, or 37.9%, to $135.4 million for the year ended December 31, 2019, compared to $98.2 million for the year ended December 31, 2018. Marketing, general and administrative expenses increased as a percentage of revenues from 106.6% for the year ended December 31, 2018 to 115.3% for the year ended December 31, 2019. The increase was primarily due to the Paradigm acquisition resulting in incremental headcount, marketing and administrative related expenses and increased legal cost related to patent litigation, all totaling $36.2 million.

Research and Development Expenses. Research and development expenses increased $2.4 million, or 16.8%, to $16.8 million for the year ended December 31, 2019, compared to $14.4 million for the year ended December 31, 2018. Research and development expenses decreased as a percentage of revenues from 15.6% for the year ended December 31, 2018, to 14.3% for the year ended December 31, 2019. The increase in research and development was in support of our strategic initiative to accelerate growth resulting in increased investment in new product development and clinical studies.

Gain on Acquisition Contingency. Gain on acquisition contingency was $76.0 million for the year ended December 31, 2019. The gain on acquisition contingency was the result of an adjustment to our estimate of obligation for future milestone payments on the Paradigm and Zyga acquisitions. There was no gain on acquisition contingency for the year ended December 31, 2018.

Asset Impairment and Abandonments. Asset impairment and abandonments was $97.3 million for the year ended December 31, 2019, related to the impairment of long-lived and other intangible assets compared to $5.1 million for the year ended December 31, 2018, primarily related to the abandonment of the map3®implant. During 2019, the Company concluded, through the ASC 350, Intangibles - Goodwill and other (“ASC 350”) valuation testing, that factors existed at year-end indicating that long-lived assets were indicating impairment. As a result, for the year ended December 31, 2019, we recorded impairment charges to other intangible assets totaling $85.1 million, to property and equipment totaling $11.7 million, and to right-of-use assets totaling $0.2 million. In addition, for the year ended December 31, 2019, another $0.3 million in other intangible assets were disposed of separately from the ASC 350 valuation testing.

Goodwill Impairment. Goodwill impairment was $140.0 million for the year ended December 31, 2019, which was recorded as a result of the change in segment structure. There was no goodwill impairment for the year ended December 31, 2018.

Transaction and Integration Expenses. Transaction and integration expenses related to the purchase of Paradigm including $0.9 million of severance expense and $5.9 million in other business development costs resulted in $14.0 million of expenses for the year ended December 31, 2019, compared to $4.9 million of expenses related to the purchase of Paradigm and Zyga for the year ended December 31, 2018.

Total Other Income, net. Total other income, net, which includes interest expense, interest income, loss on extinguishment of debt and foreign exchange loss increased $0.1 million, to $0.1 million for the year ended December 31, 2019, compared to less than $0.1 million for the year ended December 31, 2018. The increase in total other income, net is primarily due to interest income partially offset by an increase in foreign exchange loss as a result of increases in interest income and activity related to the purchase of Paradigm in 2019 compared to no activity in the prior year.

Income Tax (Provision) Benefit. Income tax provision for the year ended December 31, 2019 was $5.9 million compared to an income tax benefit of $15.2 million for the year ended December 31, 2018. Our effective tax rate for the year ended December 31, 2019 and 2018 was (2.4)% and 23.4% respectively. Our effective tax rate for the year ended December 31, 2019, was primarily impacted by a non-deductible goodwill impairment and valuation allowances established offset by non-taxable gain on acquisition contingency.

Net income from Discontinued Operations. Net income from discontinued operations for the year ended December 31, 2019 was $37.1 million, net of $11.3 million of income taxes. Net income from discontinued operations for the year ended December 31, 2018 was $46.5 million, net of $10.9 million of income taxes. The decrease in net income from discontinued operations is the result of an increase in interest expense to $12.6 million for the year ended December 31, 2019 from $2.8 million for the year ended December 31, 2018.

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

	For the Year Ended December 31,
	2020	2019	2018
		(In thousands)
Net loss from continuing operations, as reported	$(194,195)	$(248,778)	$(49,649)
Severance and restructuring costs	34	—	773
Loss (gain) on acquisition contingency	4,753	(76,033)	—
Asset acquisition expenses	94,999	—	—
Asset impairment and abandonments	14,773	97,341	5,070
Goodwill impairment	—	140,003	—
Inventory purchase price adjustment	3,409	3,225	594
Inventory write-off	9,367	361	7,582
Transaction and integration expenses	4,872	13,999	4,928
Restatement and investigation related costs	13,152	—	—
Net change in valuation allowance	25,565	48,637	(2,113)
Tax effect on new tax legislation	(3,464)	—	(650)
Tax effect on other adjustments	(11,519)	(27,017)	(3,769)
Non-GAAP net loss applicable to common shares, adjusted	$(38,254)	$(48,262)	$(37,234)

	For the Year Ended December 31,
	2020	2019	2018
Revenues	$101,749	$117,423	$92,112
Costs of goods sold	44,002	32,777	33,593
Gross profit, as reported	57,747	84,646	58,519
Inventory write-off	9,367	361	7,582
Inventory purchase price adjustment	3,409	3,225	594
Non-GAAP gross profit, adjusted	$70,523	$88,232	$66,695

The following are explanations of the adjustments that management excluded as part of the non-GAAP measures for the years ended December 31, 2020, 2019 and 2018. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.

Severance and restructuring costs – These costs relate to the reduction of our organizational structure, primarily driven by simplification of our international operating infrastructure, specifically our distribution model.

2020 and 2019 Loss /(Gain) on acquisition contingency – The loss on acquisition contingency for 2020 relates to an adjustment to our estimate of the obligation for future milestone payments on the Holo acquisition; while the gain on acquisition contingency in 2019 relates to an adjustment to our estimate of the obligation for future milestone payments on the Paradigm and Zyga acquisition.

2020 Asset acquisition expenses – The asset acquisition expenses relate to the Holo acquisition, consisting of $94.5 million acquired IPR&D related to Holo Surgical’s development of the ARAI Platform that was expensed immediately as the ARAI Platform has not yet reached technological feasibility; and $0.5 million of intangible asset related to the assembled workforce that was fully impaired due to the Company’s negative projected cash flow.

2020, 2019 and 2018 Asset impairment and abandonments – These costs relate to asset impairment and abandonment of our property and equipment, lower distributions and ultimate discontinuation of our map3® implant and certain long-term assets at our U.S. facilities.

2019 Goodwill impairment – These costs relate to the goodwill impairment of our former Spine segment.

2020, 2019 and 2018 Inventory purchase price adjustment – These costs relate to the purchase price effects of acquired Paradigm and Zyga, respectively, inventory that was sold during the years ended December 31, 2020, 2019 and 2018, respectively.

2020, 2019 and 2018 Inventory write-off – These costs relate to an inventory write-off due to transition from an integrated manufacturing company to a distribution model and Cervalign product recall in 2020, the rationalization of our international distribution infrastructure and an inventory write-off related to lower distributions and ultimate discontinuation of our map3® implant in 2019 and 2018.

2020, 2019 and 2018 Transaction and integration expenses – These costs relate to transaction and integration expenses due to the purchase of Paradigm and Zyga as well as the disposal of OEM Businesses in 2020.

2020 Restatement and investigation related costs – These costs relate to consulting and legal fees and settlement expenses incurred as a result of the restatement, regulatory and related activities in 2020.

2020, 2019 and 2018 Net change in valuation allowance – This adjustment represents a net change in valuation allowance relating to foreign and certain state deferred tax assets.

2020 and 2018 Tax effect on new tax legislation – This adjustment represents charges relating to the Tax Legislation which was enacted on December 22, 2017.

Liquidity and Capital Resources

As the global outbreak of COVID-19 continues to rapidly evolve, it could continue to materially and adversely affect our revenues, financial condition, profitability, and cash flows for an indeterminate period of time.

In connection with the Transactions on July 20, 2020, the Company (i) paid in full its $80 million revolving credit facility under that certain Credit Agreement dated as of June 5, 2018, by and among Surgalign Spine Technologies, Inc. (formerly known as RTI Surgical, Inc.), as a borrower, Pioneer Surgical Technology, Inc., our wholly-owned subsidiary, as a borrower, the other loan parties thereto as guarantors, JPMorgan Chase Bank, N.A., as lender and as administrative agent for the JPM Lenders, as amended (the “2018 Credit Agreement”), (ii) terminated the 2018 Credit Agreement, (iii) paid in full its $100 million term loan and $30 million incremental term loan commitment under that certain Second Lien Credit Agreement, dated as of March 8, 2019, by and among Surgalign Spine Technologies, Inc., as borrower, the lenders party thereto from time to time and Ares Capital Corporation, as administrative agent for the other lenders party thereto, as amended (the “2019 Credit Agreement”) and (iv) terminated the 2019 Credit Agreement. Additionally, the Company redeemed all of the outstanding shares of Series A Convertible Preferred Stock.

As discussed in Note 26, the Securities and Exchange Commission (“SEC”) has an active investigation that remains ongoing.  The Company continues to cooperate with the SEC in relation to its investigation. Based on current information available to the Company, the impact associated with SEC investigation and shareholder litigation may have on the Company cannot be reasonably estimated.

Going Concern

Our consolidated financial statements have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation assumes that we will continue in operation one year after the date these financial statements are issued, and we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business.

As of December 31, 2020, we had cash of $44.0 million and an accumulated deficit of $485.0 million. For the year ended December 31, 2020, we had a loss from continuing operations of $194.2 million. We have incurred losses from operations in the previous two fiscal years and did not generate positive cash flows from operations in fiscal year 2020.

On February 1, 2021, we closed a public offering and sold a total 28,700,000 shares of our common stock at a price of $1.50 per share, less the underwriter discounts and commissions. We received net proceeds of $40,467,000 from the offering after deducting the underwriting discounts and commission of $2,583,000.

We project we will continue to generate significant negative operating cash flows over the next 12-months and beyond.  In consideration of i) COVID-19 uncertainties, ii) negative cash flows that are projected over the next 12-month period, iii) the income taxes to be paid related to the gain on sale associated with the OEM Businesses, iv) uncertainty regarding potential settlements related to ongoing litigation and regulatory investigations, and v) approximately $9 million of the total contingent consideration of $50.6 million are expected to become due to the former owners of Holo Surgical if regulatory approval in the US is obtained in 2021, which would paid through combination of common stock and cash; we have forecasted the need to raise additional capital in order to continue as a going concern.  The Company’s operating plan for the next 12-month period also includes continued investments in its product pipeline which will necessitate additional debt and/or equity financing in addition to the funding of future operations through 2021 and beyond.

In consideration of the inherent risks and uncertainties and the Company’s forecasted negative cash flows as described above, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management is planning to raise additional debt and/or equity financing and will attempt to curtail discretionary expenditures in the future, if necessary, however, in consideration of the risks and uncertainties mentioned, such plans cannot be considered probable of occurring at this time.

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

2020 Compared to 2019

Our working capital at December 31, 2020 increased $25.7 million to $57.4 million from $31.7 million at December 31, 2019, primarily as a result of the proceeds from the sale of the OEM Businesses. As of December 31, 2020, we had $44.0 million of cash and cash equivalents. For the year ended December 31, 2020, the Company used approximately $88.0 million of cash in its operations, primarily related to the sale of the OEM Businesses working capital accounts.

At December 31, 2020, we had 98 days of revenues outstanding in trade accounts receivable, an increase of 26 days compared to December 31, 2019. The increase is primarily driven by the increase in the aging due to slower paying customers and the economic situation in 2020 as a result of Covid 19 pandemic.

At December 31, 2020, excluding the purchase accounting step-up of Paradigm inventory, we had 218 days of inventory on hand, a decrease of 40 days compared to December 31, 2019. The decrease is primarily driven by the continued refinement within the E&O reserve due to the strategic shift within the business. We believe that our inventory levels will be adequate to support our on-going operations for the next twelve months.

We had $44.0 million of cash and cash equivalents at December 31, 2020. At December 31, 2020, our foreign subsidiaries held $2.5 million in cash. We intend to indefinitely reinvest the earnings of our foreign subsidiaries. If we were to repatriate indefinitely reinvested foreign funds, we would not be subject to additional U.S. federal income tax, however, we would be required to accrue and pay any applicable withholding tax and U.S. state income tax liabilities. We do not believe that this policy of indefinitely reinvesting the earnings of our foreign subsidiaries will have a material adverse effect on the business as a whole.

Certain Commitments.

As noted above, on July 20, 2020, pursuant to the OEM Purchase Agreement by and between the Company and the Buyer, the Company sold the OEM Businesses to Buyer and its affiliates for a purchase price of $440 million of cash, subject to certain adjustments.

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

Under the terms of the agreement, the Company paid $100.0 million in cash and issued 10,729,614 shares of the Company’s common stock.  The shares of Company common stock issued on March 8, 2019, were valued based on the volume weighted average closing trading price for the five trading days prior to the date of execution of the definitive agreement, representing $50.0 million of value.  In addition, the Company may be required to pay up to an additional $150.0 million in a combination of cash and Company common stock based on a revenue earnout consideration.  Further, pursuant to the Master Transaction Agreement, we will be obligated to pay some or all of the milestone payments thereunder that remain unpaid – whether or not we have achieved the milestones – upon a change in control of our company prior to December 31, 2022. Based on a probability weighted model, the Company estimates a contingent liability related to the revenue based earnout of zero.

On January 4, 2018, the Company acquired Zyga, a leading spine-focused medical device company that develops and produces innovative minimally invasive devices to treat underserved conditions of the lumbar spine. Zyga’s primary product is the SImmetry® Sacroiliac Joint Fusion System. Under the terms of the merger agreement dated January 4, 2018, the Company acquired Zyga for $21.0 million in consideration paid at closing (consisting of borrowings of $18.0 million on its revolving credit facility and $3.0 million cash on hand), $1.1 million contingent upon the successful achievement of a clinical milestone, and a revenue based earnout consideration of up to an additional $35.0 million.  As of December 31, 2020, the Company determined that Zyga was not expected to meet the clinical milestone to earn the contingent consideration.

The following table provides a summary of our operating lease obligations and other significant obligations as of December 31, 2020.

	Contractual Obligations Due by Period
	Total	Less than 1 Year	2-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	2,130	684	554	335	557
Purchase obligations (1)	163,130	40,230	70,208	33,822	18,870
Acquisition contingencies	56,515	8,996	40,538	6,981	-
Total	$221,775	$49,910	$111,300	$41,138	$19,427

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

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities.  We are exposed to interest rate risk in the United States and Germany. Changes in interest rates affect interest income earned on cash and cash equivalents. We have not entered into derivative transactions related to cash and cash equivalents. As of December 31, 2020, we did not have any outstanding indebtedness.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. Our international operations currently transact business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on December 31, 2020 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations. We do not expect changes in exchange rates to have a material adverse effect on our income or our cash flows in 2021. However, we can give no assurance that exchange rates will not significantly change in the future.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Our consolidated financial statements and supplementary data required in this item are set forth on the pages indicated in Item 15(a)(1).

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES.

Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer and Chief Financial Officer, which are required in accordance with Rule 13a-15 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.

Background

As described in the December 31, 2019 Form 10-K filed June 8, 2020, and as previously disclosed in RTI’s Current Report on Form 8-K filed with the SEC on March 16, 2020, the Audit Committee of the Board of RTI, with the assistance of independent legal and forensic accounting advisors, conducted an internal investigation of matters relating to the Company’s revenue recognition practices for certain contractual arrangements, primarily with OEM customers, including the accounting treatment, financial reporting and internal controls related to such arrangements (the “Investigation”). The Investigation also examined transactions to understand the practices related to manual journal entries for accrual and reserve accounts. The Investigation was precipitated by an investigation by the SEC initially related to the periods 2014 through 2016. The SEC investigation is ongoing, and the Company is cooperating with the SEC in its investigation.

On April 7, 2020, the Audit Committee of the Board concluded that the Company would restate its previously issued audited financial statements for fiscal years ended December 31, 2018, 2017 and 2016, and selected financial data for the years ended December 31, 2015 and 2014, and the unaudited financial statements for the quarterly periods within these years commencing with the first quarter of 2016, as well as the unaudited financial statements for the quarterly periods within the 2019 fiscal year. The Company filed the restated financial statements on June 8, 2020.

Based on the results of the Investigation, the Company has concluded that revenue for certain invoices should have been recognized at a later date than when originally recognized. In response to binding purchase orders from certain OEM customers, goods were shipped and received by the customers before requested delivery dates and agreed-upon delivery windows. In many instances the OEM customers requested or approved the early shipments, but the Company determined that on other occasions the goods were delivered early without obtaining the customers’ affirmative approval. Some of those unapproved shipments were shipped by employees in order to generate additional revenue and resulted in shipments being pulled from a future quarter into an earlier quarter. In addition, the Company has concluded that in July 2017 an adjustment was improperly made to a product return provision in the Direct Division. The revenue for those shipments was restated, as well as for other orders that shipped earlier than the purchase order due date in the system for which the Company could not locate evidence that the OEM customers had requested or approved the shipments. In addition, the Company concluded that in the periods from 2015 through the fourth quarter of 2018, certain adjustments were incorrectly or erroneously made via manual journal entries to accrual/reserve accounts, including an adjustment to a product return provision in the Direct Division, among others. Accordingly, the Company restated its financial statements to correct these errors.

Furthermore, other errors that were unrelated to the SEC investigation were identified and corrected in the restated financial statements. Additional errors were made in connection with the recording of the acquisition of Paradigm Spine, LLC in 2019 were corrected in the restated financial statements.

On July 20, 2020, the Company sold its OEM Businesses.  The sale of the OEM Businesses resulted in certain employees with extensive legacy knowledge of the Company becoming employees of the OEM Businesses.  The sale of the OEM Businesses created accounting and reporting requirements that demanded a significant amount of accounting and finance resources.  To address the accounting and reporting requirements, the Company engaged third-party consultants to assist in the accounting and reporting requirements; however, we did not maintain an effective control environment.  In addition, substantially all of the Company’s legacy information technology systems used for financial reporting were sold as part of the OEM Businesses sale.  The Company entered into a transition services agreement (TSA) for up to 18-months while the Company implements new information technology systems and transitions off of the legacy systems.  The OEM Businesses are now owned by a private company and do not have a service auditor’s report.  Due to the timing of the sale of the OEM Businesses, personnel resource constraints, and the Company’s material weaknesses over controls associated with service organization, the Company did not design or implement procedures to test controls subject to the TSA.

The remedial measures undertaken, or to be undertaken, by our management team and their advisors, and the conclusions that our management team reached in its evaluations of the effectiveness of our disclosure controls and procedures and internal control over financial reporting as of December 31, 2020, are described below in detail.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of December 31, 2020. Based on this evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were not effective as of December 31, 2020 because of certain material weaknesses in our internal control over financial reporting, as further described below.

Notwithstanding the conclusion by our CEO and CFO that our disclosure controls and procedures as of December 31, 2020 were not effective, and notwithstanding the material weaknesses in our internal control over financial reporting described below, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).

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

Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting based on the COSO framework. Based on evaluation under these criteria, management determined, based upon the existence of the material weaknesses described below, that we did not maintain effective internal control over financial reporting as of December 31, 2020.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.

Control Environment

We have identified deficiencies in the principles associated with the control environment of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) appropriate organizational structure, reporting lines, and authority and responsibilities in pursuit of objectives; (ii) our commitment to attract, develop, and retain competent individuals; and (iii) holding individuals accountable for their internal control related responsibilities. As disclosed in the consolidated financial statements included in Item 8. Financial Statements and Supplementary Data, these material weaknesses contributed to accounting errors.

We did not maintain an effective control environment to enable the identification and mitigation of risks of material accounting errors as a result of the contributing factors to material weaknesses in the control environment, including:

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

The control environment material weaknesses contributed to other material weaknesses within our system of internal controls over financial reporting in each of the other COSO Components.

Risk Assessment

We did not design and implement an effective risk assessment based on the criteria established in the COSO framework. We have identified deficiencies in the principles associated with the risk assessment component of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) identifying, assessing, and communicating appropriate objectives; (ii) identifying and analyzing risks to achieve these objectives; (iii) considering the potential for fraud in assessing risks; and (iv) identifying and assessing changes in the business that could impact our system of internal controls, including assessing the controls of service organizations which we rely on to support our control environment and the accounting and finance resources necessary to support the Company strategic business activities.

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

•	Inconsistent documentation and retention of support for the review and approval of manual journal entries.

•	Inconsistent documentation and application of accounting policies and/or practice for determining the sales returns reserve and certain accrual accounts.
•

Insufficient resources with appropriate competency within the accounting and financial reporting department to review the accounting for non-recurring complex purchase accounting, contingent payment and segment reporting transactions.

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

Deficiencies in control activities contributed to material accounting errors being identified and corrected in our 2019 and prior year financial statement restatements. These design deficiencies in control activities contributed to the potential for there to have been material accounting errors in substantially all financial statement account balances and disclosures.

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

The following were contributing factors to the material weaknesses in information and communication:

•	Ineffective processes in place to identify and maintain the information required to support the functioning of internal controls over financial reporting.
•	Inconsistent retention of documentation or analysis to provide underlying support and calculations related to reserve and accrual adjustments when recorded.
•	Insufficient processes in place to communicate required information to enable personnel to understand internal control responsibilities.

Monitoring Activities

We did not design and implement effective monitoring activities based on the criteria established in the COSO framework. We have identified deficiencies in the principles associated with the monitoring component of the COSO framework. Specifically, these control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) selecting, developing, and performing ongoing evaluation to ascertain whether the components of internal controls are present and functioning, including the controls of service organizations that support our control environment; and (ii) evaluating and communicating internal control deficiencies in a timely manner to those parties responsible for taking corrective action.

The following were contributing factors to the material weaknesses in monitoring activities:

•	Management did not properly evaluate the design, implementation, and operating effectiveness of certain internal control activities, limiting its ability to detect and communicate deficiencies.
•	Internal audit activities were insufficient to keep pace with the size and complexity of our business structure and organization, which limited our ability to effectively monitor internal controls.
•	The Company did not have sufficient talent and resources with sufficient expertise to evaluate the risks and controls.
•	The Company did not have sufficient oversight and supervision of the internal control evaluation process.

Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020. Deloitte & Touche LLP’s opinion appears in Item 8 of this Form 10-K.

Remediation Plan and Status

Our management is committed to remediating identified control deficiencies (including both those that rise to the level of a material weakness and those that do not), fostering continuous improvement in our internal controls and enhancing our overall internal controls environment.

Our management believes that these remediation actions, when fully implemented, will remediate the material weaknesses we have identified and strengthen our internal control over financial reporting. Our remediation efforts are ongoing and additional remediation initiatives may be necessary. We will continue our initiatives to implement and document the strengthening of existing, and development of new policies, procedures, and internal controls.

Remediation of the identified material weaknesses and strengthening our internal control environment will require a substantial effort throughout 2021. We will test the ongoing operating effectiveness of the new and existing controls in future periods. The material weaknesses cannot be considered completely remediated until the applicable controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

While we believe the steps taken to date and those planned for implementation will remediate the ineffectiveness of our internal control over financial reporting, we have not completed all remediation efforts identified herein. Accordingly, as we continue to monitor the effectiveness of our internal control over financial reporting in the areas affected by the material weaknesses described above, we have and will continue to perform additional procedures prescribed by management, including the use of manual mitigating control procedures and employing any additional tools and resources deemed necessary, to ensure that our consolidated financial statements are fairly stated in all material respects. The following remediation activities highlight our commitment to remediating our identified material weaknesses:

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

Our management has taken and will continue to take steps to ensure that previously identified control deficiencies will be remediated through the implementation of uniform accounting and internal control policies and procedures with the proper oversight to promote compliance with GAAP and regulatory requirements. Some changes which we have already implemented include:

•

A comprehensive disciplinary plan was implemented for all employees found to have engaged in misconduct, including termination, removal of the individuals from certain accounting and finance functions, written warnings, and appropriate training depending on the severity of the misconduct;

•

The Company engaged an experienced compliance professional and increased its compliance efforts to upgrade and enhance the Company’s compliance program in accordance with the Federal Sentencing Guidelines;

•	The Company engaged a third party to assist with the redesign of the Sarbanes-Oxley program inclusive of Entity Level Controls.
•

The Company has enhanced its compliance policies and procedures, including training on the ability and means of anonymous reporting. It requires employees to annually certify their understanding of the Code of Conduct, which the compliance officer and legal department update and review on a periodic, as needed, basis along with the Employee Handbook;

•	The Company has conducted Ethics training with Executive management team and finance personnel and will continue doing so annually;
•	Periodic compliance reports are made to the Nominating and Governance Committee of the Board of Directors; and
•

Business functions such as Financial Planning & Analysis (FP&A), financial reporting, accounting, and finance have been restructured and realigned.  Through this realignment, the Company has hired key finance roles including a Director of Financial Reporting, Director of Financial Accounting and engaged external resources to provide additional capacity, functional capabilities, and cross-training.

Management will continue to evaluate and hire additional resources within our accounting and financial reporting and internal controls functions with the appropriate experience, certifications, education, and training for key financial reporting and accounting positions. Management believes these enhancements will reduce the risk of a material misstatement resulting from the material weaknesses described above. However, it will require a period of time to determine the operating effectiveness of any newly implemented internal controls over financial reporting.

Risk Assessment

The Company has implemented a process to reevaluate and revise the Sarbanes-Oxley compliance program (“SOX Program”) to make improvements to our SOX Program governance, risk assessment processes, testing methodologies and corrective action mechanisms.

We defined a risk assessment methodology and conducted a risk assessment, which includes the risk of fraud, to enhance overall compliance. We will continue to enhance our risk assessment procedures and conduct a comprehensive risk assessment. We have begun enhancing our procedures to identify changes to the business that impact the risk assessment and processes to update the risk assessment timely. The results of this effort are expected to enable us to effectively identify, develop, and implement controls and procedures to address risks.

Control Activities

We have made progress in redesigning existing, and implementing new, internal control activities. We are formalizing our policies and procedures to enhance corporate oversight over our process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable the remediation of our material weaknesses.

We have redesigned key controls to strengthen controls over the review and approval of journal entries and account reconciliations. Specifically;

•

We are reinforcing existing policies and procedures regarding obtaining adequate supporting documentation in connection with the review and approval of journal entries and account reconciliations in order to ensure the validity, accuracy, and completeness of recorded amounts.

•	We are formalizing documentation of accounting and reporting policies and procedures and will conduct in-depth training on such policies and procedures.
•

We have enhanced our  accounting oversight competency by hiring a Director of Financial Reporting and Director of Financial Accounting and formalized an approval hierarchy to improve segregation of duties related to journal entry processing and completion and review of account reconciliations.

•

We have applied a system-based control to consistently across the company to ensure an individual that has entered a journal entry cannot approve the entry for posting to the general ledger to ensure enhanced segregation of duties.

•	We have instituted cross-functional business reviews of financial results and non-routine transactions.

On July 20, 2020, we sold our OEM Businesses and changed our sales model. As a result, we eliminated certain risk in our revenue recognition related to early shipments that was unique to the OEM Businesses and where control deficiencies existed. We implemented new internal controls to address the control deficiencies prior to the sale of OEM and have strengthened existing internal controls over revenue recognition for the remaining business, including formalizing a control to conduct a month end review of items billed but not shipped to ensure appropriate cut-off for revenue recognition.

Information and Communication

In our effort to remediate our material weaknesses, we have created a process to identify and maintain the information required to support the functioning of internal controls over financial reporting and established and continued reinforcement of communications protocols including required information and expectations to enable personnel to perform internal control responsibilities (e.g., formal training programs and corporate communications). Additionally, we are implementing new internal controls and strengthening existing controls regarding the documentation and retention of underlying support to ensure consistent application of accounting policies and procedures.

Monitoring Activities

In addition to the items noted above, as we continue to evaluate, remediate, and improve our internal control over financial reporting, executive management may elect to implement additional measures to monitor and address control deficiencies or may determine that the remediation efforts described above require modification. Executive management, in consultation with and at the direction of our Audit Committee, has made certain improvements and will continue to make other improvements to monitor and assess the control environment and the above-mentioned efforts to remediate the underlying causes of the identified material weaknesses, including through the following:

•	We have increased internal audit, finance, and accounting staffing levels and expertise. In 2020 we outsourced our internal audit function to assist in improving the SOX program.
•	We have instituted cross-functional business reviews of financial results and non-routine transactions.
•

We will increase the scope of the Internal Audit engagement to assist with the ongoing evaluation of our Enterprise Risk Management process, detail testing of newly implemented controls and other activities related to monitoring our overall remediation efforts.

•

We are developing effective communication plans relating to, among other things, identification of deficiencies and recommendations for corrective actions. These plans will apply to all parties responsible for remediation.

Changes in Internal Controls

Material weaknesses identified in our internal control over financial reporting discovered in fiscal year 2020 existed as of December 31, 2018. Management has taken remediation activities since the time the material weaknesses were identified; however, the remediated controls were not in place for a sufficient period of time to be tested for their design and operational effectiveness. As such, there were no changes in our internal control over financial reporting, except as noted below, (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as of December 31, 2020.

•

In conjunction with the disposition of the OEM Businesses on July 20, 2020, the Company entered into a transition service agreement (TSA) with the Buyer for a limited period of time. Under the terms of the TSA, the OEM Businesses will continue to service the Company’s SAP IT infrastructure and execute certain key controls.

•

During 2019, the Company identified a material weakness related to acquired company Paradigm’s third-party logistics provider (3PL). Management had previously excluded Paradigm from its assessment of internal control over financial reporting as of December 31, 2019 because it was acquired by the Company in a purchase business combination during 2019. During our control assessment, we identified that the 3PL provider did not have a service auditors report over the design and operating effectiveness of controls operating at the 3PL upon which we relied. Upon further investigation, we identified deficiencies in all layers of general information technology controls. In addition, we identified a lack of segregation of duties. As a result, we identified material weaknesses in the design of controls over revenue and inventory at the 3PL. During the fourth quarter of 2020, the Company consolidated 3PL providers into an existing Surgalign 3PL relationship for which the 3PL has a service auditors report over the processes on which the Company relies.

Item 9B.	OTHER INFORMATION.

Not applicable

PART III

The Company intends to file with the SEC a definitive proxy statement for its next Annual Meeting of Stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after December 31, 2020. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to the disclosure in that Proxy Statement. The Company’s next Annual Meeting of Stockholders is currently scheduled to be held on May 4, 2021.

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by Item 10 relating to our directors, executive officers and corporate governance is incorporated by reference to the Proxy Statement.

Code of Ethics for Senior Financial Professionals and Code of Conduct

Our Board has adopted a Code of Ethics for Senior Financial Professionals, applicable to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Our Board has also adopted a Code of Conduct applicable to all of our directors, officers and employees.

Item 11.	EXECUTIVE COMPENSATION.

The information required by Item 11 relating to our directors, executive officers and corporate governance is incorporated by reference to the Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by Item 12 relating to our directors, executive officers and corporate governance is incorporated by reference to the Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by Item 13 relating to our directors, executive officers and corporate governance is incorporated by reference to the Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by Item 14 relating to our Principal Accounting Fees and Services is incorporated by reference to the Proxy Statement.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(1)    Financial Statements:

See “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 57, the Independent Registered Public Accounting Firm’s Report on page 58 and the Consolidated Financial Statements on pages 64 to 67, all of which are incorporated herein by reference.

(2)  Financial Statement Schedule:

The following Financial Statement Schedule is filed as part of this Report:

Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019 and 2018 is included in the Consolidated Financial Statements of Surgalign Holdings, Inc. on page 101. All other financial statement schedules are omitted because they are inapplicable, not required or the information is indicated elsewhere in the consolidated financial statements or the notes thereto.

(3)  Exhibits:

l		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Date Filed
2.1	Master Transaction Agreement, dated as of November 1, 2018, by and among RTI Surgical, Inc., PS Spine Holdco, LLC, Bears Holding Sub, Inc., and Bears Merger Sub, Inc.	8-K12B	001-38832	3/11/2019
2.2†	Equity Purchase Agreement, dated as of January 13, 2020, by and between RTI Surgical Holdings, Inc. and Ardi Bidco Ltd.	8-K	001-38832	1/15/2020
2.3†	First Amendment to Equity Purchase Agreement, dated as of March 6, 2020, by and between RTI Surgical Holdings, Inc. and Ardi Bidco Ltd.	8-K	001-38832	3/9/2020
2.4†	Second Amendment to Equity Purchase Agreement, dated as of April 27, 2020, by and between RTI Surgical Holdings, Inc. and Ardi Bidco Ltd.	8-K	001-38832	4/29/2020
2.5†	Third Amendment to Equity Purchase Agreement, dated July 8, 2020, by and between the Company and Ardi Bidco Ltd.	8-K	001-38832	7/9/2020
2.6†	Stock Purchase Agreement, dated as of September 29, 2020, by and among Surgalign Holdings, Inc., Roboticine, Inc., Holo Surgical S.A., Pawel Lewicki and Krzysztof Siemionow	8-K	001-38832	9/29/2020
2.7†	First Amendment to Stock Purchase Agreement, dated as of September 29, 2020, by and among Surgalign Holdings, Inc., Roboticine, Inc., Holo Surgical S.A., Pawel Lewicki and Krzysztof Siemionow	8-K	001-38832	10/23/2020
3.1	Amended and Restated Certificate of Incorporation of the Company, effective as of March 8, 2019.	8-K12B	001-38832	3/11/2019
3.2	Certificate of Amendment to Certificate of Incorporation of the Company, effective as of July 20, 2020.	8-K	001-38832	7/20/2019
3.3	Amended and Restated Bylaws of the Company, effective as of November 13, 2020.	10-Q	001-38832	11/16/2020
3.4	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock of the Company, effective as of July 20, 2020.	8-K	001-38832	7/20/2020
3.5	Certificate of Retirement of Series A Convertible Preferred Stock of the Company, effective as of July 24, 2020.	8-K	001-38832	7/24/2020
4.1	Specimen of Common Stock Certificate.	S-1/A	333-228694	1/18/2019
10.1‡	RTI Regeneration Technologies, Inc. 2004 Equity Incentive Plan.	10-Q (Q2 2004)	000-31271	8/6/2004
10.2‡	Form of Nonqualified Stock Option Grant Agreement (under 2004 Plan)	10-K (2004)	000-31271	3/16/2005
10.3‡	Form of Incentive Stock Option Grant Agreement (under 2004 Plan)	10-K (2004)	000-31271	3/16/2005
10.4‡	RTI Surgical, Inc. 2010 Equity Incentive Plan.	DEF 14A	000-31271	3/19/2010
10.5‡	Form of Director Indemnification Agreement	DEF 14A	000-31271	7/19/2013
10.6‡	RTI Surgical, Inc. 2015 Incentive Compensation Plan	S-8	333-203861	5/5/2015
10.7‡	Form of Incentive Stock Option Agreement (under 2015 Plan)	S-8	333-203861	5/5/2015

l		Incorporated by Reference
Exhibit No.	Description	Form	File No.	Date Filed
10.8‡	Form of Nonqualified Stock Option Agreement (under 2015 Plan)	S-8	333-203861	5/5/2015
10.9‡	Form of Restricted Stock Agreement (under 2015 Plan)	S-8	333-203861	5/5/2015
10.10‡	Form of Executive Indemnification Agreement	10-Q	000-31271	5/4/2016
10.11‡	Employment Agreement, dated September 18, 2017, by and between Jonathon M. Singer and RTI Surgical, Inc.	10-Q	000-31271	11/3/2017
10.12‡	Restricted Stock Award Agreement, dated September 18, 2017, by and between Jonathon M. Singer and RTI Surgical, Inc.	10-Q	000-31271	11/3/2017
10.13‡	Stock Option Agreement, dated September 18, 2017, by and between Jonathon M. Singer and RTI Surgical, Inc.	10-Q	000-31271	11/3/2017
10.14‡	RTI Surgical, Inc. 2018 Incentive Compensation Plan	10-Q	000-31271	5/4/2018
10.15‡	Form of Incentive Stock Option Agreement (under 2018 Plan)	10-Q	000-31271	5/4/2018
10.16‡	Form of Nonqualified Stock Option Agreement (under 2018 Plan)	10-Q	000-31271	5/4/2018
10.17‡	Form of Restricted Stock Agreement (under 2018 Plan)	10-Q	000-31271	5/4/2018
10.18‡	Consultant Agreement, dated July 20, 2020, by and between the Company and Stuart F. Simpson	10-Q	000-38832	8/12/2020
10.19‡	Separation Agreement and General Release, dated July 17, 2020, by and between the Company and Camille Farhat	10-Q	000-38832	8/12/2020
10.20‡	Amended and Restated Employment Agreement, dated June 15, 2020, by and between the Company and Terry M. Rich	10-Q	000-38832	8/12/2020
10.21‡	Stand Alone Restricted Stock Agreement for Terry M. Rich, dated November 29, 2019, by and between the Company and Terry M. Rich	10-Q	000-38832	8/12/2020
10.22‡	Stand Alone Nonqualified Stock Option Agreement for Terry M. Rich, dated November 29, 2019, by and between the Company and Terry M. Rich	10-Q	000-38832	8/12/2020
10.23‡*	Employment Agreement between the Company and Joshua H. DeRienzis dated March 12, 2021
10.28‡	Stand Alone Stock Option Agreement, dated January 26, 2017, by and between Camille Farhat and RTI Surgical, Inc.	10-Q (Q1 2017)	000-31271	5/3/2017
10.29‡*	Employment Agreement between the Company and W. Scott Durall dated May 29, 2020
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

†

Certain information in this exhibit identified by brackets has been omitted pursuant to Item 601(b)(10) of Regulation S-K because it (i) is not material and (ii) would cause competitive harm to Surgalgin Holdings, Inc. if publicly disclosed.  Surgalign Holdings, Inc. hereby undertakes to furnish, supplementally, copies of any omitted information upon request by the Securities and Exchange Commission.

‡	Indicates a management contract or any compensatory plan, contract, or arrangement.
*	Filed herewith.

Item 16.FORM 10-K SUMMARY

Not applicable.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of Surgalign Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Surgalign Holdings, Inc. (formerly known as RTI Surgical Holdings, Inc.) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2021, expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, the Company has changed its method of accounting for leases effective January 1, 2019, due to adoption of Financial Accounting Standards Board Accounting Standards Codification 842, Leases, using the optional transition method.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations, recurring negative operating cash flows, and is projecting it will continue to generate significant negative operating cash flows over the next 12-months and beyond. These conditions  raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Inventories — Excess Quantities and Obsolescence — Refer to Note 2 and Note 11 to the financial statements

Critical Audit Matter Description

Inventories are comprised of finished goods made of human tissue and metal and synthetic materials and are valued at the lower of cost or market. The Company’s human tissue-based implants have a limited shelf-life with expiration dates.  Inventory is evaluated for obsolescence and excess quantities by analyzing inventory levels, historical loss trends, expected product lives, product at risk of expiration, sales levels by product and projections of future sales demand. The Company’s calculation of the amount of inventory that is excess, obsolete, or will expire prior to sale has two components: 1) a demand or consumption based component that compares projected sales, expected consumption and historical sales to inventory quantities on hand; and 2) for inventory that expires, the Company assesses historical trends to project inventory that will expire prior to being sold. The Company’s demand-based model assumes that inventory will be sold on a first-in-first-out basis. The Company’s metal inventory does not expire and can be resterilized and sold; however, the Company assesses quantities on hand, historical sales, projected sales, projected consumption, the number of forecasted years, safety stock and those products management has determined to sunset when calculating the excess and obsolescence estimate.

Given the significant judgments associated with evaluating excess quantities and obsolescence of inventories, auditing the reasonableness of management’s estimates and assumptions surrounding quantities that are in excess of expected consumption involved especially subjective judgment and an increased effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s valuation of excess quantities and obsolescence of inventories included the following, among others:

•	We tested the mathematical accuracy of the Company’s demand based excess and obsolete calculation.

•	We tested the accuracy and completeness of underlying data used in the demand based excess and obsolete calculation, including:

o	historical unit sales;

o	historic write-downs and write-offs;

o	unit volumes on hand; and

o	the weighted average remaining shelf-life.

•

We assessed the reasonableness of the assumptions used in the demand based excess and obsolete calculation by obtaining an understanding of management’s rationale supporting the assumptions, assessing the sensitivity of the assumptions to the recorded results, and evaluating whether the underlying conditions and operations of the Company supported the assumptions.

•

We made inquiries of the Company’s employees outside of the accounting department and evaluated other areas of the audit to identify business, product, or industry changes that may impact the inputs in the inventory valuation calculation and corroborated these inquiries with analysis of recent sales trends.

Discontinued Operations — Refer to Note 1 and Note 5 to the financial statements

Critical Audit Matter Description

On July 20, 2020, the Company sold its Original Equipment Manufacture business and operations related to processing donated human musculoskeletal and other tissue (collectively, the “OEM Businesses”) for $440 million.  The Company has determined the OEM Businesses sale should be reported as discontinued operations in accordance with Accounting Standard Codification (“ASC”) 205-20, Discontinued Operations (“ASC 205-20”). Therefore, the related assets and liabilities of the OEM Businesses are classified as assets and liabilities of discontinued operations in the December 31, 2019 consolidated balance sheet.  Additionally, the operations of the OEM Businesses are reported as operations from discontinued operations in the consolidated statements of comprehensive loss for all periods presented.

We identified the determination of the results from discontinued operations as a critical audit matter given the significant judgments made by management to apply ASC 205-20, the nature of the transactions and the level of integration and interdependencies between the OEM Businesses and the continuing operations of the Company.  Additionally, there was a high degree of complexity in identifying and segregating the assets, liabilities, and results of operations for the discontinued businesses and in evaluating the adjustments between businesses held for sale and businesses held for use.  Auditing these judgments required a high degree of auditor judgment and an increased extent of effort, including the need to involve our tax specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s discontinued operations balance sheet and statements of comprehensive loss presentation included the following, among others:

•	We tested the classification of revenue and expenses classified as discontinued operations, and the resulting adjustments made to the statements of comprehensive loss.

•	We assessed the Company’s segregation of assets and liabilities that are classified as held for sale by inspecting the Company’s accounting data and related adjustments.

•	We compared the selling price for the OEM Businesses to the carrying value of the businesses.

•

We involved federal and state income tax professionals with specialized skills and knowledge, who assisted in assessing the tax related adjustments and testing the tax components as a result of the disposition.

Holo Surgical, Inc. Acquisition Related Contingent Consideration Liability — Refer to Note 9 and Note 16 to the financial statements

Critical Audit Matter Description

On October 23, 2020, the Company completed the acquisition of Holo Surgical Inc. (“Holo Surgical Acquisition”).  As consideration for the Holo Surgical Acquisition the Company paid $30 million in cash and issued common stock with a fair value of $12.3 million. In addition, the seller will be entitled to receive contingent consideration of up to $83 million contingent upon the achievement of certain regulatory, development and utilization milestones by specified time periods occurring up to the sixth (6th) anniversary of the closing.  The Company is required to record the fair value of the contingent consideration at each reporting period, which had a value of $50.6 million on the acquisition date, and $56.5 million as of December 31, 2020. The fair value of the liability is a significant management estimate that involves determining the probability and the timing of achieving each of the milestones and the selection of an appropriate discount rate.

We have determined that the probability of achieving each of the milestones requires significant management judgment. The significant judgment involved in determining the probability of achieving each of the milestones has a significant impact on the fair value of contingent consideration recorded.  Accordingly, the audit procedures to evaluate the reasonableness of management’s judgments related to the milestone probabilities required a high degree of auditor judgment and increased extent of effort, including the need to involve a professional in our firm with extensive experience with obtaining certain regulatory approvals for similar technologies.  As a result, we identified the milestone probabilities as a critical audit matter.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s milestone probabilities included the following, among others:

•	We made inquiries of management who are responsible for obtaining regulatory approvals and development of the technology to understand how the probabilities were established.

•

As part of our inquiries of management, we discussed the risks and uncertainties related to each of the milestones and how these factors were considered in establishment of the probability for each milestone.

•	We corroborated our inquiries of management in relation to key assertions that factored into the assessment of each of the milestone probabilities.

•	We tested the milestone probabilities, including the involvement of a professional in our firm with extensive experience with obtaining certain regulatory approvals for similar technologies.

•	With the assistance of this professional we evaluated the reasonableness of the probabilities for each of the milestones.

•	We considered the impact of changes in the regulatory environment, as well as COVID-19, in relation to management’s milestone probability assessment.

•	We evaluated the reasonableness of management’s assertions in relation to the milestone probabilities by inspecting the following:

o	the Company’s historical experience with obtaining certain regulatory approvals;

o	the Company’s communications with the U.S. Food and Drug Administration, which is responsible for approval of the regulatory application;

o	external communications made by management to analysts, including analyst reports; and

o	industry articles.

Impact on Financial Statements of Material Weaknesses in Internal Control Over Reporting - Refer to Management’s Report on Internal Control Over Financial Reporting

Critical Audit Matter Description

As discussed in Management’s Report on Internal Control Over Financial Reporting, the Company identified material weaknesses in each component of the Internal Control – Integrated Framework (2013) issued by COSO.  These material weaknesses contribute to the potential for there to have been material accounting errors in substantially all financial statement account balances and disclosures, and result in a critical audit matter that required us to increase the extent of our audit effort, including the need to modify the nature, timing, and extent of our audit procedures.

How the Critical Audit Matter Was Addressed in the Audit

As a result of the material weaknesses, in performing our audit procedures we lowered the threshold for investigating differences between recorded amounts and independent expectations developed by us that we would have otherwise used, and increased the number of selections we would have otherwise made if the Company’s controls were designed and operating effectively.

/s/ DELOITTE & TOUCHE LLP

Tampa, Florida

March 16, 2021

We have served as the Company’s auditor since 1998.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of Surgalign Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Surgalign Holdings, Inc. (formerly known as RTI Surgical Holdings, Inc.) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 16, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding substantial doubt about the Company’s ability to continue as a going concern.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management’s assessment:

•

The Company did not maintain an effective control environment based on the criteria established in the COSO framework and identified deficiencies in the principles associated with the control environment of the COSO framework. Specifically, control deficiencies constituted material weaknesses, either individually or in the aggregate, relating to: (i) appropriate organizational structure, reporting lines, and authority and responsibilities in pursuit of objectives; (ii) the Company’s commitment to attract, develop, and retain competent individuals; and (iii) holding individuals accountable for their internal control related responsibilities.  The control environment material weaknesses contributed to other material weaknesses within the Company’s system of internal control over financial reporting in each of the other COSO components.

•

The Company did not design and implement an effective risk assessment based on the criteria established in the COSO framework and identified deficiencies in the principles associated with the risk assessment component of the COSO framework. Specifically, control deficiencies constituted material weaknesses, either individually or in the aggregate, relating to: (i) identifying, assessing, and communicating appropriate objectives; (ii) identifying and analyzing risks to achieve these objectives; (iii) considering the potential for fraud in assessing risks; and (iv) identifying and assessing changes in the business that could impact the Company’s system of internal controls, including assessing the controls of service organizations which the Company relies on to support the control environment and the accounting and finance resources necessary to support the Company’s strategic business activities.

•

The Company did not design and implement effective control activities based on the criteria established in the COSO framework and identified deficiencies in the principles associated with the control activities component of the COSO framework. Specifically, control deficiencies constituted material weaknesses, either individually or in the aggregate, relating to: (i) selecting and developing control activities and information technology that contribute to the mitigation of risks and support achievement of objectives; and (ii) deploying control activities through policies that establish what is expected and procedures that put policies into action.

•

The Company did not consistently generate or provide adequate quality supporting information and communication based on the criteria established in the COSO framework and identified deficiencies in the principles associated with the information and communication component of the COSO framework. Specifically, control deficiencies constituted material weaknesses, either individually or in the aggregate, relating to: (i) obtaining, generating, and using relevant quality information to support the function of internal control; and (ii) communicating accurate information internally and externally, including providing information pursuant to objectives, responsibilities, and functions of internal control.

•

The Company did not design and implement effective monitoring activities based on the criteria established in the COSO framework and identified deficiencies in the principles associated with the monitoring component of the COSO framework. Specifically, control deficiencies constituted material weaknesses, either individually or in the aggregate, relating to: (i) selecting, developing, and performing ongoing evaluation to ascertain whether the components of internal controls are present and functioning, including the controls of service organizations that support the Company’s control environment; and (ii) evaluating and communicating internal control deficiencies in a timely manner to those parties responsible for taking corrective action.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2020, of the Company, and this report does not affect our report on such financial statements.

/s/ DELOITTE & TOUCHE LLP

Tampa, Florida

March 16, 2021

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2020	2019
Assets
Current Assets:
Cash and cash equivalents	$43,962	$5,608
Accounts receivable - less allowances of $8,203 at December 31, 2020 and $4,803 at December 31, 2019	27,095	23,216

Inventories - current	22,841	24,574
Prepaid and other current assets	10,284	4,034
Current assets of discontinued operations	—	138,382
Total current assets	104,182	195,814

Non-current inventories	7,856	6,637
Property and equipment - net	521	789
Deferred tax assets - net	—	—
Other assets - net	10,145	5,418
Non-current assets of discontinued operations	—	135,851
Total assets	$122,704	$344,509

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$13,418	$10,236
Accrued expenses	21,644	15,099
Accrued income taxes	11,761	424
Current liabilities of discontinued operations	—	214,629
Total current liabilities	46,823	240,388

Acquisition contingencies	47,519	1,130
Other long-term liabilities	4,192	1,732
Non-current liabilities of discontinued operations	—	285
Total liabilities	98,534	243,535

Commitments and contingencies (Note 24)

Preferred stock Series A, $.001 par value: 5,000,000 shares authorized; 50,000 shares issued and outstanding as of 12/31/2019	$—	$66,410

Stockholders' equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 81,678,179 and 75,213,515 shares issued and outstanding, as of December 31, 2020 and 2019, respectively	81	75
Additional paid-in capital	517,123	498,438
Accumulated other comprehensive loss	(2,416)	(7,629)
Accumulated deficit	(484,962)	(451,179)
Less treasury stock, 1,444,578 and 1,285,224 shares, as of December 31, 2020 and 2019, respectively, at cost	(5,656)	(5,141)
Total stockholders' equity	24,170	34,564
Total liabilities and stockholders' equity	$122,704	$344,509

See notes to consolidated financial statements

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Comprehensive Loss

(In thousands, except share and per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues	$101,749	$117,423	$92,112
Costs of goods sold	44,002	32,777	33,593
Gross profit	57,747	84,646	58,519

Expenses:
Marketing, general and administrative	124,390	135,396	98,152
Research and development	11,947	16,836	14,410
Severance and restructuring costs	34	—	773
Loss (gain) on acquisition contingency	4,753	(76,033)	—
Asset acquisition expenses	94,999	—	—
Asset impairment and abandonments	14,773	97,341	5,070
Goodwill impairment	—	140,003	—
Transaction and integration expenses	4,872	13,999	4,928
Total operating expenses	255,768	327,542	123,333
Operating loss	(198,021)	(242,896)	(64,814)

Other (expense) income:
Interest expense	(31)	—	—
Interest income	92	161	35
Foreign exchange gain (loss)	279	(122)	(29)
Total other income - net	340	39	6
Loss before income tax benefit (provision)	(197,681)	(242,857)	(64,808)
Income tax benefit (provision)	3,486	(5,921)	15,159
Net loss from continuing operations	(194,195)	(248,778)	(49,649)
Discontinued operations (Note 5)
Income from operations of discontinued operations	179,934	48,452	57,417
Income tax provision	(19,522)	(11,316)	(10,891)
Net income from discontinued operations	160,412	37,136	46,526
Net loss	(33,783)	(211,642)	(3,123)
Convertible preferred dividend	—	—	(2,120)
Net loss applicable to common shares	$(33,783)	$(211,642)	$(5,243)

Other comprehensive loss (income):
Unrealized foreign currency translation loss (income)	23	(351)	(941)
Comprehensive loss	$(33,760)	$(211,993)	$(6,184)

Net loss from continuing operations per common share - basic	$(2.61)	$(3.55)	$(0.85)
Net income from discontinued operations per common share - basic	$2.16	$0.53	$0.76
Net loss per common share - basic	$(0.45)	$(3.02)	$(0.09)
Net loss from continuing operations per common share - diluted	$(2.61)	$(3.55)	$(0.85)
Net income from discontinued operations per common share - diluted	$2.16	$0.53	$0.76
Net loss per common share - diluted	$(0.45)	$(3.02)	$(0.09)
Weighted average shares outstanding - basic	74,403,155	70,150,492	61,031,265
Weighted average shares outstanding - diluted	74,403,155	70,150,492	61,031,265

See notes to consolidated financial statements.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Stockholders' Equity

(In thousands, except share data)

			Accumulated
		Additional	Other
	Common	Paid-in	Comprehensive	Accumulated	Treasury
	Stock	Capital	Loss	Deficit	Stock	Total
Balance, January 1, 2018	$63	$429,459	$(6,329)	$(237,286)	$(4,390)	$181,517
Accumulated effect of adoption of the revenue recognition standard	—	—	—	872	—	872
Net loss	—	—	—	(3,123)	—	(3,123)
Foreign currency translation adjustment	—	—	(941)	—	—	(941)
Exercise of common stock options	1	1,242	—	—	—	1,243
Stock-based compensation	—	4,745	—	—	—	4,745
Purchase of treasury stock	—	—	—	—	(479)	(479)
Amortization of preferred stock	—	(183)	—	—	—	(183)
Preferred stock Series A dividend	—	(2,120)	—	—	—	(2,120)
Balance, December 31, 2018	64	433,143	(7,270)	(239,537)	(4,869)	181,531
Net loss	—	—	—	(211,642)	—	(211,642)
Foreign currency translation adjustment	—	—	(359)	—	—	(359)
Exercise of common stock options	—	395	—	—	—	395
Equity instruments issued in connection with Paradigm Spine acquisition - net of fees	11	60,719	—	—	—	60,730
Stock-based compensation	—	4,367	—	—	—	4,367
Purchase of treasury stock	—	—	—	—	(272)	(272)
Amortization of preferred stock	—	(186)	—	—	—	(186)
Balance, December 31, 2019	75	498,438	(7,629)	(451,179)	(5,141)	34,564
Net loss	—	—	—	(33,783)	—	(33,783)
Foreign currency translation adjustment	—	—	23	—	—	23
Foreign currency translation adjustment related to the impact of discontinued operations	—	—	5,190	—	—	5,190
Vesting of Restricted Stock Awards	—	22	—	—	—	22
Equity instruments issued in connection with the Holo acquisition	6	12,244	—	—	—	12,250
Stock-based compensation	—	6,528	—	—	—	6,528
Purchase of treasury stock	—	—	—	—	(515)	(515)
Amortization of preferred stock	—	(109)	—	—	—	(109)
Balance, December 31, 2020	$81	$517,123	$(2,416)	$(484,962)	$(5,656)	$24,170

See notes to consolidated financial statements.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows

(In thousands, except share data)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(33,783)	$(211,642)	$(3,123)
Adjustments to reconcile net (loss) income to net cash
(used in) provided by operating activities:
Depreciation and amortization expense	6,581	22,675	14,579
Provision for bad debts and product returns	4,286	2,937	1,721
Inventory write-down	17,691	8,493	15,122
Revenue recognized due to change in deferred revenue	(2,618)	(4,906)	(4,958)
Deferred income tax provision	(1,807)	17,066	(4,692)
Stock-based compensation	6,528	4,367	4,745
Asset impairment and abandonments	14,773	97,341	5,070
Goodwill impairment	—	140,003	—
Holo acquisition	94,999	—	—
Cardiothoracic closure business divestiture contingency consideration	—	—	(3,000)
Loss (Gain) on acquisition contingency	4,753	(76,033)	—
Paid in kind interest expense	—	4,408	—
Loss on extinguishment of debt	2,686	—	—
Amortization of debt issuance costs	283	—	—
Amortization of debt discount	2,479	—	—
Derivative loss	12,641	—	—
Gain on sale of OEM Businesses	(209,800)	—	—
Other	279	1,673	1,330
Change in assets and liabilities:
Accounts receivable	4,444	(9,013)	(10,829)
Inventories	(12,607)	(14,219)	(11,957)
Accounts payable	5,306	(974)	8,035
Accrued expenses	3,731	4,489	(827)
Contract liability	2,956	2,000	2,000
Other operating assets and liabilities	(11,839)	1,879	4,036
Net cash (used in) provided by operating activities	(88,038)	(9,456)	17,252
Cash flows from investing activities:
Purchases of property and equipment	(10,115)	(14,426)	(11,042)
Patent and acquired intangible asset costs	(3,923)	(2,007)	(3,695)
Proceeds from sale of OEM business	437,097	—	-
Acquisition of Zyga Technology	—	—	(21,000)
Acquisition of Paradigm Spine	—	(99,692)	—
Acquisition of Holo Surgical	(32,117)	—	—
Cardiothoracic closure business divestiture	—	—	3,000
Net cash provided by (used in) investing activities	390,942	(116,125)	(32,737)
Cash flows from financing activities:
Proceeds from exercise of common stock options	22	395	2,356
Repayment of short-term obligations	(76,912)	—	—
Proceeds from long-term obligations	89,892	121,500	74,425
Payments of debt issuance costs	(1,740)	(826)	—
Payments on long-term obligations	(207,266)	(500)	(71,171)
Payments for treasury stock	(515)	(273)	(478)
Redemption of preferred stock	(66,519)	—	—
Other financing activities	—	—	(1,039)
Net cash (used in) provided by financing activities	(263,038)	120,296	4,093
Effect of exchange rate changes on cash and cash equivalents	(1,512)	(56)	(40)
Net increase (decrease) in cash and cash equivalents	38,354	(5,341)	(11,432)
Cash and cash equivalents, beginning of period	5,608	10,949	22,381
Cash and cash equivalents, end of period	$43,962	$5,608	$10,949

Supplemental cash flow disclosure:
Cash paid for interest	$14,964	$7,121	$3,047
Cash paid for income taxes, net of refunds	7,103	(1,994)	(6,403)
Non-cash acquisition of property and equipment	750	1,468	1,217
Change in accrual for dividend payable	—	—	2,120

See notes to consolidated financial statements.

SURALIGN HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2020, 2019 and 2018

(In thousands, except share, per share data or otherwise noted)

1. Business

Surgalign Holdings, Inc. (the “Company”), (formerly known as RTI Surgical Holdings, Inc. (“RTI”)) is a global medical technology company focused on advancing the science of spine care by delivering innovative solutions, including the application of digital technologies, to drive superior patient outcomes. The Company has a broad portfolio of spinal hardware implants, including solutions for fusion procedures in the lumbar, thoracic, and cervical spine, motion preservation solutions for the lumbar spine, and a minimally invasive surgical implant system for fusion of the sacroiliac joint. The Company also has a portfolio of advanced and traditional orthobiologics, or biomaterials. In addition to its spinal hardware and biomaterials portfolios, the Company is developing an Augmented Reality and Artificial Intelligence digital surgery platform called ARAITM   (referred to “ARAI”) to enable digital spine surgery, which the Company believes is one of the most advanced artificial intelligence technologies being applied to surgery. ARAI is designed to automatically segment, identify, and recognize patient anatomy to autonomously assist the surgeon throughout the surgical procedure. This proprietary artificial intelligence-based platform system is an intelligent anatomical mapping technology designed to assist surgeons by allowing them to remain in safe anatomical zones, and to enhance surgical performance. The Company plans to leverage its digital surgery platform to improve patient outcomes and drive adoption of its spinal hardware implants and biomaterials products. The Company is developing a pipeline of new innovative technologies that it plans to integrate with its digital surgery platform. The Company currently markets and sells products to hospitals, ambulatory surgery centers, and healthcare providers in the United States and in more than 40 countries worldwide. The Company is headquartered in Deerfield, Illinois, with commercial, innovation and design centers in San Diego, CA; Marquette, MI; Wurmlingen, Germany; and Warsaw, Poland.

OEM Disposition

On July 20, 2020, pursuant to the Equity Purchase Agreement, dated as of January 13, 2020 (as amended from time to time, the “OEM Purchase Agreement”), by and between the Company and Ardi Bidco Ltd. (the “Buyer”), the Company completed the sale of its former original equipment manufacturing business and business related to processing donated human musculoskeletal and other tissue and bovine and porcine animal tissue in producing allograft and xenograft implants using BIOCLEANSE®, TUTOPLAST®and CANCELLE®SP sterilization processes (collectively, the “OEM Businesses”) to Buyer and its affiliates for a purchase price of $440 million of cash, subject to certain adjustments (the “Transactions”). More specifically, pursuant to the terms of the OEM Purchase Agreement, the Company sold to the Buyer and its affiliates all of the issued and outstanding shares of RTI OEM, LLC (which, prior to the Transactions, was converted to a corporation and changed its name to “RTI Surgical, Inc.”), RTI Surgical, LLC (which, prior to the Transactions, was converted to a corporation and changed its name to “Pioneer Surgical Technology, Inc.”), Tutogen Medical (United States), Inc. and Tutogen Medical GmbH. The Transactions were previously described in the Proxy Statement filed by the Company with the SEC on June 18, 2020. Subsequent to the Transactions, the Company changed its name to Surgalign Holdings, Inc, operating as Surgalign Spine Technologies. Where obvious and appropriate from the context, references herein to Surgalign or the Company refer to the Company including the disposed OEM Businesses.

In connection with the sale of the OEM Businesses on July 20, 2020, the Company (i) paid in full its $80,000 revolving credit facility under that certain Credit Agreement dated as of June 5, 2018, by and among Surgalign Spine Technologies, Inc. (formerly known as RTI Surgical, Inc.), as borrower, Pioneer Surgical Technology, Inc., our wholly-owned subsidiary, as a borrower, the other loan parties thereto as guarantors, JPMorgan Chase Bank, N.A., as lender and as administrative agent for the JPM Lenders, as amended (the “2018 Credit Agreement”), (ii) terminated the 2018 Credit Agreement, (iii) paid in full its $100,000 term loan and $30,000 incremental term loan commitment under that certain Second Lien Credit Agreement, dated as of March 8, 2019, by and among Surgalign Spine Technologies, Inc., as borrower, the lenders party thereto from time to time and Ares Capital Corporation, as administrative agent for the other lenders party thereto, as amended (the “2019 Credit Agreement”) and (iv) terminated the 2019 Credit Agreement.

Prior to the sale of the OEM Businesses, the Company operated two reportable segments: Spine and OEM. Subsequent to the sale of the OEM Businesses, the Company operates only one reportable segment.

Retirement of Series A Convertible Preferred Stock

On July 17, 2020, the Company received a notification from WSHP Biologics Holdings, LLC (“WSHP”) seeking redemption on or before September 14, 2020 of all of the outstanding shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”), all of which are held by WSHP. On July 24, 2020 the Company redeemed the Series A Preferred Stock for approximately $66,519, a Certificate of Retirement was filed with the Delaware Secretary of State retiring the Series A Preferred Stock, and the WSHP representatives on the Company’s Board of Directors, Curtis M. Selquist and Chris Sweeney resigned from the Board of Directors.

Holo Acquisition

On October 23, 2020, the Company completed the acquisition of Holo Surgical Inc. (“Holo Surgical”) pursuant to the Stock Purchase Agreement dated as of September 29, 2020 (the “Holo Surgical Purchase Agreement”), by and among the Company, Roboticine, Inc. (the “Seller”) and the other parties signatory thereto. Holo Surgical is a privately-held technology company that is developing ARAI, to enable digital spine surgery. As consideration for the transactions contemplated by the Holo Surgical Purchase Agreement, at closing, the Company paid to the Seller $30,000 in cash and issued to the Seller 6,250,000 shares of its common stock with a fair value of $12,250. In addition, the Seller will be entitled to receive contingent consideration from the Company valued in an aggregate amount of $50,632 as of October 23, 2020, which must be first paid in shares of the Company’s common stock (in an amount up to 8,650,000 shares) and then paid in cash thereafter, contingent upon and following the achievement of certain regulatory, commercial and utilization milestones by specified time periods occurring up to the sixth (6th) anniversary of the closing. The number of shares of common stock issued as contingent consideration with respect to the achievement of a post-closing milestone, if any, will be calculated based on the volume weighted average price of the common stock for the five (5) day trading period commencing on the opening of trading on the third trading day following the achievement of the applicable milestone.

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

At times throughout 2020, many hospitals and other medical facilities canceled elective surgeries, reduced and diverted staffing and diverted other resources to patients suffering from the infectious disease and limited hospital access for non-patients, including the Company’s direct and indirect sales representatives. Because of the COVID-19 pandemic, surgeons and their patients are required, or are choosing, to defer procedures in which the Company’s products would be used, and many facilities that specialize in the procedures in which the Company’s products would be used have closed or reduced operating hours. These circumstances have negatively impacted the ability of the Company’s employees and distributors to effectively market and sell its products. In addition, even after the pandemic has subsided and/or governmental orders no longer prohibit or recommend against performing such procedures, patients may continue to defer such procedures out of concern of being exposed to coronavirus for other reasons.

The COVID-19 pandemic has also caused adverse effects on general commercial activity and the global economy, which has led to an economic slowdown or recession, and which has adversely affected the Company’s business, operating results or financial condition. The adverse effect of the pandemic on the broader economy has also negatively affected demand for procedures using the Company’s products, and could cause one or more of the Company’s distributors, customers, and suppliers to experience financial distress, cancel, postpone or delay orders, be unable to perform under a contract, file for bankruptcy protection, go out of business, or suffer disruptions in their business. This could impact the Company’s ability to provide products and otherwise operate its business, as well as increase its costs and expenses.

The COVID-19 pandemic has also led to and could continue to lead to severe disruption and volatility in the global capital markets, which could increase the Company’s cost of future capital and adversely affect its ability to access the capital markets in the future.

In response to the COVID-19 novel coronavirus pandemic and the resulting federal and local guidelines, the Company furloughed or reduced the hours of a majority of its U.S.-based employees in Q2 2020. While the employees have since returned to work, the Company cannot predict when its operations will return to pre-pandemic levels and will continue to carefully monitor the situation and the needs of the business.

The above and other continued disruptions to the Company’s business as a result of COVID-19 has resulted in a material adverse effect on its business, operating results and financial condition. Although vaccines have recently been made available, it remains uncertain when our business will return to normal operations. The full extent to which the COVID-19 pandemic will impact the Company’s business will depend on future developments that are highly uncertain and cannot be accurately predicted, including the possibility that new adverse information may emerge concerning COVID-19 and additional actions to contain it or treat its impact may be required.

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

As of December 31, 2020, the Company had cash of $43,962 and an accumulated deficit of $484,962. For the year ended December 31, 2020, the Company had a loss from continuing operations of $194,195. The Company has incurred losses from operations in the previous two fiscal years and did not generate positive cash flows from operations in fiscal year 2020.

On February 1, 2021, we closed a public offering and sold a total 28,700,000 shares of our common stock at a price of $1.50 per share, less the underwriter discounts and commissions. We received net proceeds of $40,467 from the offering after deducting the underwriting discounts and commission of $2,583.

The Company is projecting it will continue to generate significant negative operating cash flows over the next 12-months and beyond. In consideration of i) COVID-19 uncertainties, ii) negative cash flows that are projected over the next 12-month period, iii) the income taxes to be paid related to the gain on sale associated with the OEM Businesses, iv) uncertainty regarding potential settlements related to ongoing litigation and regulatory investigations, and v) approximately $8,993 of the total contingent consideration of $50,632  are expected to become due to the former owners of Holo Surgical if regulatory approval in the US is obtained in 2021, which would be paid through combination of common stock and cash; the Company has forecasted the need to raise additional capital in order to continue as a going concern. The Company’s operating plan for the next 12-month period also includes continued investments in its product pipeline which will necessitate additional debt and/or equity financing in addition to the funding of future operations through 2021 and beyond. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If cash resources are insufficient to satisfy the Company’s on-going cash requirements through 2021, the Company will be required to scale back operations, reduce research and development expenses, and postpone, as well as suspend capital expenditures, in order to preserve liquidity. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

In consideration of the inherent risks and uncertainties and the Company’s forecasted negative cash flows as described above, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date the financial statements are issued. Management is planning to raise additional debt and/or equity financing and will attempt to curtail discretionary expenditures in the future, if necessary, however, in consideration of the risks and uncertainties mentioned, such plans cannot be considered probable of occurring at this time.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation— The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Surgalign, Inc., Paradigm Spine, LLC (“Paradigm”), Pioneer Surgical Technology, Inc. (“Pioneer Surgical”), Zyga Technology, Inc. (“Zyga”) and Holo Surgical Inc. (“Holo Surgical”).  The financial positions and operating results of the disposed OEM Businesses have been reported as discontinued operations in the consolidated financial statements in the current as well as prior comparative periods.  The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation.

Use of Estimates—The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions relating to inventories, receivables, long-lived assets, contingent considerations and litigation are made at the end of each financial reporting period by management.  Actual results could differ from those estimates.

Foreign Currency Translation—The functional currency of the Company’s foreign subsidiaries is the Euro.  Assets and liabilities of the foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period.  The resulting translation adjustments, representing unrealized, noncash gains and losses are recorded and presented as a component of comprehensive loss.  Gains and losses resulting from transactions of the Company and its subsidiaries, which are made in currencies different from their own, are included in income or loss as they occur and are included in other expenses in the consolidated statements of comprehensive loss.

Fair Value of Financial Instruments—The estimated fair value of financial instruments disclosed in the consolidated financial statements has been determined by using available market information and appropriate valuation methodologies. The carrying value of all current assets and current liabilities approximates fair value because of their short-term nature.

Cash and Cash Equivalents— The Company considers all funds in banks and short-term highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash equivalents comprise overnight repurchase agreements. Cash balances are held at a few financial institutions and usually exceed insurable amounts. The Company mitigates this risk by depositing its uninsured cash in major well capitalized financial institutions. At December 31, 2020 and 2019, the Company had no cash equivalents.

Accounts Receivable Allowances— Since the adoption of the ASU 2016-13, Financial Instruments — Credit Losses (Topic326): Measurement of Credit Losses on Financial Instruments (the “CECL standards”) on January 1, 2020, the Company maintains the allowance for estimated losses resulting from the inability of its customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations. Write-off activity and recoveries for the years were not material.

Before 2020, the Company maintained allowances for doubtful accounts based on the Company’s review and assessment of payment history and its estimate of the ability of each customer to make payments on amounts invoiced. If the financial condition of any of its customers were to deteriorate, additional allowances might be required. From time to time the Company must adjust its estimates. Changes in estimates of the collection risk related to accounts receivable can result in decreases and increases to current period net loss.

Inventories— Inventories are stated at the lower of cost or market, with cost determined using the first-in, first-out method.  Non-current inventory represents those the Company anticipates will not be sold within the next year.  Non-current inventory is estimated by comparing historical and projected sales trends and inventory quantities on hand. Inventory is evaluated for obsolescence and excess quantities by analyzing inventory levels, historical loss trends, expected product lives, product at risk of expiration, sales levels by product and projections of future sales demand.

The Company’s calculation of the amount of inventory that is excess, obsolete, or will expire prior to sale has two components: 1) a demand or consumption based component that compares projected sales, expected consumption and historical sales to inventory quantities on hand; and 2) for expiring inventory we assesses the risk related to inventory that is near expiration by analyzing historical expiration trends to project inventory that will expire prior to being sold. The Company’s demand based consumption model assumes that inventory will be sold on a first-in-first-out basis. The Company’s metal inventory does not expire and can be re-sterilized and sold; however, the Company assesses quantities on hand, historical sales, projected sales, projected consumption, the number of forecasted years, safety stock and those products we have determined to sunset when calculating the estimate.

Property and equipment—Property and equipment are stated at cost less accumulated depreciation. The cost of leasehold improvements is amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Included in property and equipment are costs related to purchased software that are capitalized. Surgical instruments which are included in property and equipment are handheld devices used by surgeons during implant procedures. The Company retains title to the surgical instruments. Depreciation for surgical instruments is included in selling and marketing expenses in the accompanying consolidated statements of comprehensive loss.

Depreciation is computed on the straight-line method over the following estimated useful lives of the assets:

Processing equipment	7 to 10 years
Office equipment, furniture and fixtures	5 to 7 years
Computer equipment and software	3 to 7 years
Surgical instruments	1 year

Derivative Instruments—The Company reviews debt agreements for embedded features. If these features are not clearly and closely related to the debt host, they meet the definition of a derivative and require bifurcation from the host contract. All derivative instruments, including embedded derivatives are recorded on the balance sheet at their respective fair values. The Company will adjust the carrying value of the derivative liability to fair value at each subsequent reporting date. The changes in the fair value of the derivatives are recorded in the period they occur.

Debt Issuance Costs—Debt issuance costs include costs incurred to obtain financing and are amortized using the straight-line method, which approximates the effective interest method, over the life of the related debt.  Debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability.

Long-Lived Assets—The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the net undiscounted cash flows expected to be generated by the asset. An impairment loss would be recorded for the excess of net carrying value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows. The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results. Changes in assumptions or market conditions could result in a change in estimated future cash flows and the likelihood of materially different reported results. Because the Company’s forecasted cash flow is negative, Long-lived assets, including property and equipment and intangible assets subject to amortization were impaired and written down to their estimated fair values in 2020 and 2019.

Goodwill— Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 350, Goodwill and Other Intangible Assets (“ASC 350”) requires companies to test goodwill for impairment on an annual basis at the reporting unit level (or an interim basis if an event occurs that might reduce the fair value of a reporting unit below its carrying value). The Company has one reporting unit and the annual impairment test was performed at each year-end unless indicators of impairment are present and require more frequent testing.   Goodwill is tested for impairment annually by comparing the fair value of the reporting unit to its carrying amount, including goodwill.

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

The cost approach considers the replacement cost adjusted for certain factors. Certain balance sheet items were adjusted to fair value before being utilized in estimating the value of the reporting unit under the cost approach, including inventory, property and equipment, right of use assets, and other intangible assets.

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

Other Intangible Assets —Other intangible assets, which constitutes finite lives assets, generally consist of patents, acquired exclusivity rights, licensing rights, distribution agreements, and procurement contracts. Patents are amortized on the straight-line method over the shorter of the remaining protection period or estimated useful lives of between 8 and 16 years.  Tradenames, procurement contracts, customer lists, acquired exclusivity rights, and distribution agreements are amortized over estimated useful lives of between 5 to 25 years. For the years ended December 31, 2020, 2019 and 2018, the amortization expense is $889, $10,671 and $3,555, respectively.

Revenue Recognition— The Company recognizes revenue upon transfer of control of promised products in an amount that reflects the consideration it expects to receive in exchange for those products. The Company typically transfers control at a point in time upon shipment or delivery of the implants for direct sales, or upon implantation for sales of consigned inventory. The customer is able to direct the use of, and obtain substantially all of the benefits from, the implant at the time the implant is shipped, delivered, or implanted, respectively based on the terms of the contract.

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

Stock-Based Compensation Plans—The Company accounts for its stock-based compensation plans in accordance with ASC 718, Accounting for Stock Compensation (“ASC 718”). ASC 718 requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including employee stock options and restricted stock. Under the provisions of ASC 718, stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award (generally the vesting period of the award). The Company uses the Black-Scholes model to value its stock option grants under ASC 718 and expenses the related compensation cost using the straight-line method over the vesting period. The fair value of stock options is determined on the grant date using assumptions for the expected term, expected volatility, dividend yield, and the risk free interest rate. The term assumption is primarily based on the contractual vesting term of the option and historic data related to exercise and post-vesting cancellation history experienced by the Company. The Company uses the simplified method for estimating the expected term used to determine the fair value of options under ASC 718.  The expected term is determined separately for options issued to the Company’s directors and to employees. The Company’s anticipated volatility level is primarily based on the historic volatility of the Company’s common stock. The Company’s model includes a zero dividend yield assumption, as the Company has not historically paid nor does it anticipate paying dividends on its common stock. The risk free interest rate approximates recent U.S. Treasury note auction results with a similar life to that of the option. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions. The period expense is then determined based on the valuation of the options, and at that time an estimated forfeiture rate is used to reduce the expense recorded. The Company’s estimate of pre-vesting forfeitures is primarily based on the recent historical experience of the Company, and is adjusted to reflect actual forfeitures as the options vest. The Company uses a Monte Carlo simulation model to estimate the fair value of restricted stock awards that contain a market condition.

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

Contingent Consideration — The Company accounts for the contingent consideration related to the Holo Acquisition as a liability in accordance with the guidance of ASC 480, Distinguishing Liabilities from Equity, because the contingent consideration represents a conditional obligation that has a fixed monetary value known at inception and we may settle by issuing a variable number of our equity shares. The liability is recorded at its fair value at inception and shall be marked to market subsequently at the end of each reporting period, with any change recognized in the current earnings.  See Note 9 for further discussion related to the Holo Acquisition.

Treasury Stock — The Company may periodically repurchase shares of its common stock from employees for the satisfaction of their individual payroll tax withholding upon vesting of restricted stock awards in connection with the Company’s incentive plans. The Company’s repurchases of common stock are recorded at the stock price on the vesting date of the common stock. The Company repurchased 159,354, 64,044, and 107,109 shares of its common stock for $515, $272, and $479  for the years ended December 31, 2020, 2019, and 2018, respectively.

Earnings Per Share—Basic earnings per share (“EPS”) is computed by dividing earnings attributable to common stockholders by the weighted-average number of common shares outstanding for the periods. Diluted EPS reflects the incremental shares issuable upon the assumed exercise of securities that could share in earnings.   Shares whose issuance is contingent upon the satisfaction of certain conditions shall be considered outstanding and included in the computation of diluted EPS as follows:

a.

If all necessary conditions have been satisfied by the end of the period (the events have occurred), those shares shall be included as of the beginning of the period in which the conditions were satisfied (or as of the date of the contingent stock agreement, if later).

b.

If all necessary conditions have not been satisfied by the end of the period, the number of contingently issuable shares included in diluted EPS shall be based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period (for example, the number of shares that would be issuable based on current period earnings or period-end market price) and if the result would be dilutive. Those contingently issuable shares shall be included in the denominator of diluted EPS as of the beginning of the period (or as of the date of the contingent stock agreement, if later).

3. Recently Issued and Adopted Accounting Standards.

Reference Rate Reform — In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting (“ASU 2020-04”), which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by the discontinuation of the London Interbank Offered Rate (LIBOR) and other interbank offered rates. This guidance is effective beginning on March 12, 2020 through December 31, 2022. The Company adopted ASU 2020-04 and it did not have an impact on its consolidated financial statements.

Income Taxes — In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”). ASU 2019-12 was issued to reduce the complexity of accounting for income taxes for those entities that fall within the scope of the accounting standard. The guidance is to be applied using a prospective method, excluding amendments related to franchise taxes, which should be applied on either a retrospective basis for all periods presented or a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. ASU 2019-12 is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The Company early adopted ASU 2019-12 on January 1, 2020, and there was no material impact on the Company’s consolidated financial statements.

Financial Instruments — In May 2019, the FASB issued ASU No. 2019-05 Financial Instruments — Credit Losses (Topic 326) which provides relief to certain entities adopting ASU 2016-13 (discussed below). The amendments accomplish those objectives by providing entities with an option to irrevocably elect the fair value option in Subtopic 825-10, applied on an instrument-by-instrument basis for eligible instruments, that are within the scope of Subtopic 326-20, upon adoption of Topic 326. The fair value option election does not apply to held-to-maturity debt securities. ASU 2019-05 has the same transition as ASU 2016-13 and is effective for periods beginning after December 15, 2019, with adoption permitted after this update. The Company adopted ASU 2019-05 on January 1, 2020 and it did not have an impact on the consolidated financial statements.

In April 2019, the FASB issued ASU No. 2019-04 Codification Improvements to Topic 326, Financial Instruments — Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which provides updates and clarifications to three previously-issued ASUs: 2016-01 Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities; 2016-13 Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, described further above and which the Company has not yet adopted; and 2017-12 Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which the Company early adopted effective January 1, 2018. The updates related to ASU 2016-13 have the same transition as ASU 2016-13 and are effective for periods beginning after December 15, 2019, with adoption permitted after the issuance of ASU 2019-04. The updates related to ASU 2017-12 are effective for the Company on January 1, 2020. The updates related to ASU 2016-01 are effective for fiscal years beginning after December 15, 2019. The Company adopted ASU 2017-12 on January 1, 2020 and it did not have an impact on the consolidated financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (ASU 2016-13), which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (CECL) methodology. The CECL model utilizes a lifetime expected credit loss measurement objective for the recognition of credit losses for loans and other receivables at the time the financial asset is originated or acquired. The expected credit losses are adjusted each period for changes in expected lifetime credit losses. This model replaces multiple existing impairment models previously used under U.S. generally accepted accounting principles, which generally require that a loss be incurred before it is recognized. The new standard also applies to financial assets arising from revenue transactions such as contract assets and accounts receivables. On January 1, 2020, the Company adopted ASU 2016-13. The adoption did not have a material impact on the Company’s consolidated financial statements.

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

Fair Value Measurement — In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement.” This ASU modifies the disclosure requirements on fair value measurements by removing, modifying, or adding certain disclosures. ASU 2018-13 is effective for the Company beginning January 1, 2020 (with early adoption permitted). Certain disclosures in ASU 2018-13 are required to be applied on a retrospective basis and others on a prospective basis. The Company adopted ASU 2018-13 and it did not have an impact on the consolidated financial statements.

4. Leases

The Company’s leases are classified as operating leases and includes office space, automobiles, and copiers.  The Company does not have any finance leases and the Company’s operating leases do not have any residual value guarantees, restrictions or covenants. The Company does not have any leases that have not yet commenced as of December 31, 2020. The majority of our leases have remaining lease terms of 1 to 9 years, some of which include options to extend or terminate the leases.  The option to extend or terminate is only included in the lease term if the Company is reasonably certain of exercising that option. Operating lease ROU assets are presented within other assets-net on the consolidated balance sheet.  The current portion of operating lease liabilities are presented within accrued expenses, and the non-current portion of operating lease liabilities are presented within other long-term liabilities on the consolidated balance sheet.

A subset of the Company’s automobile and copier leases contain variable payments.  The variable lease payments for such automobile leases are based on actual mileage incurred at the standard contractual rate. The variable lease payments for such copier leases are based on actual copies incurred at the standard contractual rate. The variable lease costs for all leases are immaterial.

The components of operating lease expense were as follows:

	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019
Operating lease cost	$1,179	$1,108
Short-term operating lease cost	—	36
Total operating lease cost	$1,179	$1,144

Supplemental cash flow information related to operating leases was as follows:

	For the Year Ended	For the Year Ended
	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities	$1,313	$1,007
ROU assets obtained in exchange for lease obligations	242	103

Supplemental balance sheet information related to operating leases was as follows:

		Balance at	Balance at
	Balance Sheet Classification	December 31, 2020	December 31, 2019
Assets:
Right-of-use assets	Other assets - net	$1,425	$1,903
Liabilities:
Current	Accrued expenses	$650	$967
Noncurrent	Other long-term liabilities	1,200	1,487
Total operating lease liabilities		$1,850	$2,454

As of December 31, 2020, the weighted-average remaining lease term was 5.5 years. The rate implicit on the Company’s leases are not readily determinable nor is it available to the Company from its lessors. Thus, the Company estimates its incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value. The weighted-average discount rate of the Company’s operating leases was 4.92%, as of December 31, 2020. Based on the income approach, including consideration of present value of market-based rent payments for the applicable properties of the Spine segment leases, the Company recorded a write down of $201 related to a right of use assets in 2019.

As of December 31, 2020, maturities of operating lease liabilities were as follows:

Balance at
Maturity of Operating Lease Liabilities	December 31, 2020
2021	$684
2022	337
2023	217
2024	173
2025	162
2026 and beyond	557
Total future minimum lease payments	2,130
Less imputed interest	(280)
Total	$1,850

5. Discontinued Operations

In connection with the Transactions, on July 20, 2020, the Company completed the disposition of its OEM Businesses. Accordingly, the OEM Businesses are reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations (“ASC 205-20”). The related assets and liabilities of the OEM Businesses are classified as assets and liabilities of discontinued operations in the consolidated balance sheets and the results of operations from the OEM Businesses as discontinued operations in the consolidated statements of comprehensive loss. Applicable amounts in prior years have been recast to conform to this discontinued operations presentation.

The following table presents the assets and liabilities of the discontinued operations as of December 31, 2019:

As of December 31,
2019
Carrying amounts of the major classes of assets included in discontinued operations:
Accounts receivable - net	$36,072
Inventories	99,575
Prepaid and other current assets	2,735
Total current assets	138,382
Property and equipment - net	69,102
Goodwill	55,384
Other intangible assets - net	10,492
Other assets - net	873
Total noncurrent assets	135,851
Total assets of discontinued operations	$274,233
Carrying amounts of the major classes of liabilities included in discontinued operations:
Accounts payable	$19,890
Accrued expenses	17,814
Current portion of deferred revenue	2,748
Current portion of long-term obligations	174,177
Total current liabilities	214,629
Other long-term liabilities	285
Total liabilities of discontinued operations	$214,914

The current portion of the long-term obligations relates to the 2018 Credit Agreement and 2019 Credit Agreement.

In accordance with the terms and conditions in the OEM Purchase Agreement and approved by respective lenders, on July 20, 2020, the Company (i) paid in full its $80,000 revolving credit facility under the 2018 Credit Agreement, (ii) terminated the 2018 Credit Agreement, (iii) paid in full its $100,000 term loan and $30,000 incremental term loan commitment under the 2019 Credit

Agreement, and (iv) terminated the 2019 Credit Agreement. The related obligations as of December 31, 2019 and 2018, as well as the related interest expense and debt issuance costs for the years ended December 31, 2020, 2019 and 2018 related to these loans have been included in the discontinued operations.

The following table presents the financial results of the discontinued operations:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2020	2019	2018
Major classes of line items constituting net income from discontinued operations:
Revenues	$87,192	$190,961	$188,250
Costs of goods sold	49,678	104,482	107,126
Gross profit	37,514	86,479	81,124
Expenses:
Marketing, general and administrative	12,889	22,279	21,572
Severance and restructuring costs	604	-	2,035
Transaction and integration expenses	23,598	3,160	15
Cardiothoracic closure business divestiture contingency consideration	-	-	(3,000)
Total operating expenses	37,091	25,439	20,622
Operating income	423	61,040	60,502
Other expense (income):
Interest expense	14,965	12,571	2,771
Loss on extinguishment of debt	2,686	-	309
Derivative loss	12,641	-	-
Foreign exchange (gain) loss	(3)	17	5
Total other expense - net	30,289	12,588	3,085
(Loss) income from discontinued operations	(29,866)	48,452	57,417
Gain on sale of net assets of discontinued operations	209,800	-	-
Income from discontinued operations before income tax provision	179,934	48,452	57,417
Income tax provision	(19,522)	(11,316)	(10,891)
Net income on discontinued operations	$160,412	$37,136	$46,526

In accordance with ASC 205-20, only expenses specifically identifiable and related to a business to be disposed may be presented in discontinued operations. As such, the marketing and general and administrative expenses in discontinued operations include corporate costs incurred directly to solely support the Company’s OEM Businesses.

Pursuant to the OEM Purchase Agreement, the Company and the Buyer have also entered into a Transition Services Agreement, through which the disposed OEM Businesses will provide to the Company transitional services related to IT support, customer and vendor management, procurement and other services for periods ranging from 3 to 12 months after the disposal.

The Company applied the “Intraperiod Tax Allocation” rules under ASC 740, Income Taxes (“ASC 740”), which requires the allocation of an entity’s total annual income tax provision among continuing operations and, in the Company’s case, discontinued operations.

On December 1, 2020, pursuant to the OEM Purchase Agreement, the Company received a notice from the Buyer indicating that a post-closing adjustment in an amount of up to $14 million may be owed in respect of the working capital adjustment paid at closing. The Company disagrees with Buyer’s proposed post-closing adjustment and is disputing the adjustment in accordance with the terms of the OEM Purchase Agreement. The Company updated the working capital adjustment for $1,376 which was agreed with the Buyer as part of the adjustment report and recorded the amount in Q4, 2020 in the discontinued operations.

Total operating and investing cash flows of discontinued operations for the years ended December 31, 2020, 2019 and 2018 are comprised of the following, which exclude the effect of income taxes:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2020	2019	2018
Significant operating non-cash reconciliation items:
Depreciation and amortization	$2,125	$4,466	$5,120
Provision for bad debts and product returns	$456	$101	$857
Provision for inventory write-downs	$—	$6,340	$7,142
Revenue recognized due to change in deferred revenue	$(2,618)	$(4,906)	$(4,958)
Deferred income tax (benefit) provision	$(1,609)	$(3,989)	$3,682
Stock-based compensation	$792	$540	$374
Gain on sale of discontinued assets, net	$(209,800)	$—	$—
Paid in kind interest expense	$—	$4,408	$—
Cardiothoracic closure business divestiture contingency consideration	$—	$—	$(3,000)
Loss on extinguishment of debt	$2,686	$—	$—
Amortizations of debt issuance costs	$283	$—	$—
Amortizations of debt discount	$2,479	$—	$—
Significant investing items:
Purchases of property and equipment	$(1,867)	$(6,866)	$(6,200)
Patent and acquired intangible asset costs	$(419)	$(578)	$(1,028)
Proceeds from sale of OEM Businesses	$437,097	$—	$—
Proceeds from cardiothoracic closure business divestiture	$—	$—	$3,000

6. Revenue from Contracts with Customers

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

Disaggregation of Revenue

The Company’s entire revenue for the years ended December 31, 2020, 2019 and 2018, were recognized at a point in time. The following table represents total revenue by geographical region for the years ended December 31, 2020, 2019 and 2018:

	Year Ended	Year Ended	Year Ended
	December 31, 2020	December 31, 2019	December 31, 2018
Revenues:
Domestic	$85,612	$97,703	$78,580
International	16,137	19,720	13,532
Total revenues from contracts with customers	$101,749	$117,423	$92,112

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

In addition to the Cash Consideration Amount and the Stock Consideration Amount, the Company may be required to make further cash payments or issue additional shares of Company common stock to PS Spine in an amount up to $50,000 of shares of Company common stock to be valued based upon the Legacy RTI Price and an additional $100,000 of cash and/or Company common stock to be valued at the time of issuance, in each case, if certain revenue targets are achieved between closing, March 8, 2019, and December 31, 2022.  The Company estimates the fair value of the contingent liability at acquisition date related to the revenue based earnout of $72,177 utilizing a Monte-Carlo simulation model. A Monte-Carlo simulation is an analytical method used to estimate fair value by performing a large number of simulations or trial runs and thereby determining a value based on the possible outcomes. Accounted for as a liability to be revalued at each reporting period, the fair value of the contingent liability was measured using Level 3 inputs, which includes weighted average cost of capital and projected revenues and costs. Transaction and integration related costs, specific to Paradigm, were approximately $15,537, of which approximately $4,143 was incurred during 2018, $11,394 (which includes integration costs of business development expenses of $462 and severance expense of $896) was incurred for the year ended December 31, 2019 and is reflected separately in the accompanying consolidated statements of comprehensive gain (loss).

The Company has accounted for the acquisition of Paradigm under ASC 805, Business Combinations (“ASC 805”).  Paradigm’s results of operations are included in the consolidated financial statements beginning after March 8, 2019, the acquisition date.

The purchase price was financed as follows:

Cash proceeds from second lien credit agreement	$100,000
Fair market value of securities issued	60,730
Fair market value of contingent earnout	72,177
Total purchase price	$232,907

In the first quarter of 2019, the Company completed its valuations and purchase price allocation. The table below represents the final allocation of the total purchase price to Paradigm’s tangible and intangible assets and liabilities fair values as of March 8, 2019.

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

The following unaudited pro forma information shows the results of the Paradigm’s operations as though the acquisition had occurred as of the beginning of the prior comparable period, January 1, 2018, (in thousands):

	For the Year Ended
	December 31,
	2019	2018
Revenues	$37,374	$40,810
Net loss applicable to common shares	(16,547)	(42,550)

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of the beginning of the periods presented, or the results that may occur in the future.

8. Acquisition of Zyga Technology, Inc.

On January 4, 2018, the Company acquired Zyga Technology, Inc. (“Zyga”), a spine-focused medical device company that develops and produces innovative minimally invasive devices to treat underserved conditions of the lumbar spine. Zyga’s primary product is the SImmetry® Sacroiliac Joint Fusion System. Under the terms of the merger agreement dated January 4, 2018, the Company acquired Zyga for $21,000 in consideration paid at closing (consisting of borrowings of $18,000 on the Company’s revolving credit facility and $3,000 cash on hand), $1,100 contingent upon the successful achievement of a clinical milestone, and a revenue based earnout consideration of up to $35,000. Based on a probability weighted model, the Company estimates a contingent liability related to the clinical milestone and revenue based earnout of $4,986. Acquisition related costs were approximately $1,430, of which approximately $630 was incurred in 2017 and $800 was incurred for the three months ended March 31, 2018 and is reflected separately in the accompanying Consolidated Statements of Comprehensive (Loss) Gain. As of December 31, 2020, the Company determined that Zyga was not expected to meet the clinical milestone to earn the contingent consideration, and therefore, reduced the liability for the contingent consideration to zero.

The Company has accounted for the acquisition of Zyga under ASC 805.  Zyga’s results of operations are included in the consolidated financial statements beginning after January 4, 2018, the acquisition date. Including acquisition contingencies, the total consideration for the Zyga acquisition was $25,986.

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

For the Year Ended
December 31,
2018
Revenues	$4,809
Net loss applicable to common shares	(2,640)

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of the beginning of the periods presented, or the results that may occur in the future.

9. Holo Surgical Acquisition

On September 29, 2020, the Company entered into a Stock Purchase Agreement (the “Holo Purchase Agreement”), with Roboticine, Inc, a Delaware corporation (the “Seller”), Holo Surgical S.A., a Polish joint-stock company (“Holo S.A.”), Pawel Lewicki, PhD (“Lewicki”), and Krzysztof Siemionow, MD, PhD (“Siemionow”), which provides for the Company to acquire all of the issued and outstanding equity interests in Holo Surgical Inc., a Delaware corporation and a wholly owned subsidiary of the Seller (“Holo Surgical”). The Seller, Holo S.A., Lewicki and Siemionow are together referred to herein as the “Seller Group Members”. The Acquisition was closed on October 23, 2020.

As consideration for the Holo Acquisition, the Company paid to the Seller $30,000 in cash and issue to the Seller 6,250,000 shares of common stock, par value $0.001 of the Company (“Common Stock”). In addition, following the closing, the Seller will be entitled to receive contingent consideration from the Company valued in an aggregate amount of up to $83 million, to be paid through the issuance of Common Stock or the payment of cash, contingent upon and following the achievement of certain regulatory, commercial and utilization milestones by specified time periods occurring up to the sixth (6th) anniversary of the closing. The Purchase Agreement provides that the Company will issue Common Stock to satisfy any contingent consideration payable to the Seller, until the total number of shares of Common Stock issued to the Seller pursuant to the Purchase Agreement (including the 6,250,000 shares of Common Stock issued at closing) is equal to 14,900,000 shares of Common Stock (or otherwise, to the extent a lower number, the maximum number of shares of Common Stock that would not require obtaining stockholder approval under the applicable rules of the Nasdaq Stock Market). Following the attainment of that limitation, the post-closing contingent payments would be payable in cash. The number of shares of Common Stock issued as contingent consideration with respect to the achievement of a post-closing milestone, if any, will be calculated based on the volume weighted average price of the Common Stock for the five (5) day trading period commencing on the opening of trading on the third trading day following the achievement of the applicable milestone. The Purchase Agreement also includes certain covenants and obligations of the Company with respect to the operation of the business of Holo Surgical that apply during the period in which the milestones may be achieved.

The Company determined that substantially all of the fair value was concentrated in the acquired in-process research and development (“IPR&D”) asset in accordance with the guidance of ASC 805, Business Combinations. As such, the acquisition was accounted for as an asset acquisition. The total consideration of the asset acquisition was determined to be $94,999, which consisted of a cash consideration of $30,000, $12,250 of the 6,250,000 shares of Common Stock issued to the Seller, direct and incremental costs of $2,117 incurred for the Holo Acquisition, and an estimated fair value of $50,632  related to the contingent consideration. The Company has determined that the contingent consideration was part of the consideration of the asset acquisition and shall be accounted for as a liability at fair value on the acquisition date of October 23, 2020 in accordance with ASC 480, Distinguishing Liabilities from Equity. Subsequently, the liability shall be marked to market at the end of each reporting period with any change recognized in current earnings. The fair value of the liability was $56,515 as of December 31, 2020 with $8,996 classified as current liabilities within the accrued expenses while $47,519 as other long-term liabilities. The change in the fair value of the liability of $5,883  since October 23, 2020 was recognized in the loss (gain) on acquisition contingency line of the consolidated statements of comprehensive loss.

The total purchase price paid in the Holo Acquisition has been allocated to the net assets acquired based on their relative fair value as of the completion of the acquisition, primarily including the IPR&D related to Holo Surgical’s development of ARAI and other intangible asset for assembled workforce. The ARAI has not yet reached technological feasibility and has no alternative future use; thus, the purchased IPR&D was expensed immediately subsequent to the acquisition, result in a one-time charge of $94,541 recognized in the asset acquisition expenses line of the consolidated statements of comprehensive loss for the year ended December 31, 2020. Additionally, the intangible asset related to the assembled workforce was immediately impaired together with other intangible assets in Q4 2020 due to the Company’s negative projected cash flow. The related expense of $458 as also included in the asset acquisition expenses.

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

Stock Options

As of December 31, 2020, there was $2,613 of total unrecognized stock-based compensation expense related to nonvested stock options. That expense is expected to be recognized over a weighted-average period of 3 years.

Stock options outstanding, exercisable and available for grant at December 31, 2020, are summarized as follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
	Number of	Exercise	Contractual	Intrinsic
	Options	Price	Life (Years)	Value
	(in thousands, except for share and per share information)
Outstanding at January 1, 2020	4,536,461	$3.75
Granted	2,161,277	3.12
Exercised	(5,000)	4.02
Forfeited or expired	(1,713,558)	4.32
Outstanding at December 31, 2020	4,979,180	$3.28	5.30	$142
Vested or expected to vest at
December 31, 2020	4,979,180	$3.28	5.30	$142
Exercisable at December 31, 2020	2,806,401	$3.45	2.28	$6
Available for grant at December 31, 2020	842,608

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

Other information concerning stock options are as follows:

	For the Year Ended December 31,
	2020	2019	2018
	(in thousands, except for per share information)
Weighted average fair value of stock options granted	$1.21	$1.56	$2.05
Aggregate intrinsic value of stock options exercised	$3	$161	$349

The aggregate intrinsic value of stock options exercised in a period represents the pre-tax cumulative difference, for the stock options exercised during the period, between the fair market value of the underlying common stock and the stock option exercise prices.

The following weighted-average assumptions were used to determine the fair value of options under FASB ASC 718:

	Year Ended December 31,
	2020	2019	2018
Expected term (years)	6.50	6.50	6.50
Risk free interest rate	0.62%	2.54%	2.75%
Volatility factor	41.62%	37.73%	43.74%
Dividend yield	-	-	-

Restricted Stock Awards

The value of restricted stock awards is determined by the market value of the Company’s common stock at the date of grant. In 2020, restricted stock awards in the amount of 1,453,459 shares and 441,084 shares of restricted stock were granted to employees and non-employee directors, respectively. As of December 31, 2020, there was $4,290 of total unrecognized stock-based compensation related to unvested restricted stock awards.  That expense is expected to be recognized on a straight-line basis over a weighted-average period of 2 years. The following table summarizes information about unvested restricted stock awards as of December 31, 2020:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at January 1, 2020	1,227,858	$4.34
Granted	1,894,543	3.47
Vested	(919,330)	4.40
Forfeited	(305,875)	4.19
Unvested at December 31, 2020	1,897,196	$3.47

Restricted Stock Units

The value of restricted stock units is determined by the market value of the Company’s common stock at the date of grant. In 2020, no restricted stock units were granted. As of December 31, 2020, there was $236 of total unrecognized stock-based compensation expense related to unvested restricted stock units. That expense is expected to be recognized on a straight-line basis over a weighted-average period of 1 year. The following table summarizes information about unvested restricted stock units as of December 31, 2020:

		Weighted
		Average
	Number of	Grant Date
	Shares	Fair Value
Unvested at January 1, 2020	184,582	$7.41
Granted	—	—
Vested	(85,503)	7.41
Forfeited	(9,144)	7.41
Unvested at December 31, 2020	89,935	$7.41

For the years ended December 31, 2020, 2019 and 2018, the Company recognized stock-based compensation as follows:

	For the Year Ended December 31,
	2020	2019	2018
Stock-based compensation:
Costs of goods sold	$169	$144	$132
Marketing, general and administrative	3,980	3,623	4,179
Research and development	72	60	60
Transaction and integration expenses	1,515	-	-
Total	$5,736	$3,827	$4,371

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

11. Inventories

The inventory balances as of December 31, 2020 and 2019 consist entirely of finished goods.

For the years ended December 31, 2020, 2019, and 2018, the Company recognized costs related to inventory write-downs of $17,691, $2,153 and $7,983, respectively, relating primarily to excess quantities and obsolescence (“E&O”) of inventories. The E&O write-downs are included in the cost of goods sold.

The Company was made aware in December 2020 that its former OEM Businesses was going to recall the Cervalign ACP System (“Cervalign”).  The Company got the official notice in January 2021 and started a process to recall all of the inventory currently held at the distributors.  The Company is working with the former OEM Businesses to address the issue related to the recall through product design and alterations.  The Company fully reserved the entire Cervalign inventory as of December 31, 2020, resulting in a charge of $2,165 in 2020.

For the year ended December 31, 2019, an amount of $513 of the E&O inventory write-down was related to the valuation of the Paradigm acquisition-related inventory. Among the costs of E&O inventory write-down in 2018, an amount of $1,023 was related to related to the rationalization of our international distribution infrastructure and $6,559 related to lower distributions of the Company’s map3® implant.

12. Prepaid and Other Current Assets

Prepaid and Other Current Assets are as follows:

	For the Year Ended December 31,
	2020	2019
Income tax receivable	$4,836	$2,785
Prepaid expenses	1,543	996
Other receivable	3,795	113
Other	110	140
	$10,284	$4,034

Other receivable as of December 31, 2020 included fees and expenses of $3,208 related to the Company’s public offering in January 2021, which will be recorded as a reduction of Additional paid-in-capital upon the receipt of the proceeds from the offering. The Company received the net proceeds on February 1, 2021. See Note 29 for further discussion.

13. Property and equipment

Property and equipment are as follows:

	For the Year Ended December 31,
	2020	2019
Processing equipment	$35	$110
Surgical instruments	440	541
Office equipment, furniture and fixtures	34	122
Computer equipment and software	12	16
	$521	$789

For the years ended December 31, 2020, 2019, and 2018, the Company had depreciation expense in connection with property and equipment of $3,567, $7,670, and $5,904, respectively. For the year ended December 31, 2020, the Company recorded asset impairment and abandonment charges of $11,707 based on impairment indicators within the Spine asset group.

For the year ended December 31, 2019, the Company recorded asset impairment and abandonment charges of $11,856 consisting of $11,655 related to property and equipment and $201 of right-of-use lease assets. The organizational change in 2019 resulted in the creation of a new Spine asset group. Prior to the fourth quarter of 2019, the Spine asset group did not exist as the related assets were included in another asset group as it had interdependencies among the utilization of the assets within the group, and therefore, there were no discrete cash flows. The newly formed Spine asset group could not support the carrying amount of the property and equipment and the right of use asset, because the Spine asset group no longer had the benefit of shared resources and cashflows generated by the former asset group with which it was previously included. The fair value of property and equipment was measured utilizing an orderly liquidation value of each of the underlying assets. The right-of-use lease assets were measured utilizing a version of the income approach that considers the present value of the market based rent payments for the applicable properties.

For the year ended December 31, 2018, the Company recorded asset impairment and abandonment charges of $1,797, relating to lower distributions of our map3® implant.

14. Goodwill

The Company fully impaired its goodwill in 2019. The change in the carrying amount of goodwill for the year ended December 31, 2019, is as follows:

For the Year Ended December 31,
2019
Balance at January 1	$4,414
Goodwill additions related to acquisitions	135,589
Goodwill impairment	(140,003)
Balance at December 31	$—

Goodwill acquired in 2019 results from the acquisition of Paradigm. On March 8, 2019, we acquired Paradigm for a purchase price of approximately $232,907 and recorded goodwill of approximately $135,589.

The valuation of goodwill requires management to use significant judgments and estimates including, but not limited to, projected future revenue and cash flows, along with risk-adjusted weighted average cost of capital. Changes in assumptions or market conditions could result in a change in estimated future cash flows and the likelihood of materially different reported results.

Paradigm was acquired prior to the Company’s disposition of its OEM Businesses when the Company was structured differently.  Paradigm was initially included in the Company’s single reporting unit. In the fourth quarter of 2019, the Company reorganized its operations which resulted in the Company dividing its single operating segment and reporting unit into two operating segments and reporting units: Spine and OEM. With the change in reporting units, the Company performed a relative fair value valuation calculation to allocate the Company’s historical goodwill (existing prior to the Paradigm acquisition) between the two reporting units. The goodwill arising from the Paradigm acquisition was specifically allocated to the Spine reporting unit. The Company concluded specific allocation of the Paradigm goodwill to the Spine reporting unit was most appropriate since Paradigm was recently acquired and the benefits of the acquired goodwill were never realized by the single reporting unit as Paradigm was not integrated. Based on this change in reporting units, the Company conducted an impairment test before and after the change, and it was concluded that the fair value of the single reporting unit exceeded the carrying value under the previous reporting unit structure. For the impairment test performed immediately subsequent to the change in reporting units on the OEM reporting unit, it was concluded the fair value of goodwill was substantially in excess of its carrying value. For the Spine reporting unit test, it was concluded the carrying value was in excess of the fair value of goodwill. Based on several factors, the Company weighted the income approach at 75% and the market approach at 25% in determining the fair value of the OEM reporting unit and utilized the cost approach for the Spine reporting unit for the purpose of the impairment test. The test resulted in the fair value of the OEM reporting unit exceeding the carrying value by approximately 54%, and the fair value of the Spine reporting unit could not support the allocated goodwill. As a result, for the year ended December 31, 2019, the Company recorded an impairment charge of all the goodwill in the Spine reporting unit totaling $140,003.

15. Net Loss Per Common Share

The number of shares of common stock used in the calculation of basic and diluted net loss per common share is presented below:

	For the Year Ended December 31,
	2020	2019	2018
Weighted average basic and dilutive shares	74,403,155	70,150,492	61,031,265

For the years ended December 31, 2020, 2019 and 2018, the Company suffered a net loss from its continuing operations. As a result, the Company has excluded all potential dilutive shares from the computation of the diluted net loss per share to avoid the anti-dilutive effect.

The following table includes the number of potential dilutive shares that were excluded due to the anti-dilutive effect:

	For the Year Ended December 31,
	2020	2019	2018
Stock Option (1)	271,351	345,154	1,154,396
RSU and RSA	1,099,018	821,888	344,273
Convertible Series A Preferred Stock	8,400,512	15,152,761	15,152,761
Total	9,770,881	16,319,803	16,651,430

(1) The number of potential dilutive shares does not include out-of-the-money stock options as their exercise prices were above the average stock price during the period.

On October 23, 2020, the Company completed the acquisition of Holo and became obligated for a contingent consideration in an aggregate amount of $50,632, which must be first paid in shares of the Company’s common stock (in an amount up to 8,650,000 shares) and then paid in cash thereafter, contingent upon and following the achievement of certain regulatory, commercial and utilization milestones by specified time periods occurring up to the sixth (6th) anniversary of the closing. The number of shares of common stock issued as contingent consideration with respect to the achievement of a post-closing milestone, if any, will be calculated based on the volume weighted average price of the common stock for the five (5) day trading period commencing on the opening of trading on the third trading day following the achievement of the applicable milestone. As of December 31, 2020, none of the contingent events have occurred. See Note 9 for further discussion of the Holo Acquisition.

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

On October 23, 2020, the Company acquired Holo Surgical as previously explained in Note 9 above. A portion of the consideration is contingent upon the achievement of certain regulatory, commercial and utilization milestones (the “milestone payment”). The Company determined the fair value of each milestone payment to be the present value of the future payment amount estimated using a probability weighted model. A probability of success factor ranging from 60% to 90% was used in the fair value calculation to reflect inherent regulatory, development and commercial risk of the contingent payments. The discount rate applied ranged from 0.11% to 16.86%. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the milestone payments is based on several factors, such as: the probability of expected achievement of the specific milestones, including risks associated with uncertainty regarding achievement and payment of milestones; obtaining regulatory approvals in the United States and Europe; development of new features used with the product; adaption of the new technology by surgeons; and placement of the devices within the field. The fair value of the contingent liability was $50,632 on the acquisition date of October 23, 2020, with $8,993  classified as current liability and $41,639  as long-term liabilities. As of December 31, 2020, the fair value of the contingent liability was $56,515  with $8,996 classified current liability included within the accrued expenses line and $47,519  as long-term liability included within other long-term liabilities.

On March 8, 2019, the Company acquired Paradigm as further explained in Note 7 above.  The Company estimates a contingent liability related to the revenue based earnout of $72,177.  The fair value of the contingent liability was measured using Level 3 inputs. Unobservable inputs for the probability weighted model included weighted average cost of capital (unobservable) and company specific projected revenue and costs (unobservable). As of December 31, 2020, Management determined the revenue based earnout would be $0, as the probability weighted model has been updated based on the current updated forecast for the performance of the Paradigm product portfolio. Beginning in Q4 2019, in conjunction with Spine Leadership change, management reassessed the Paradigm strategy relating to roll-out of the commercial operating model, impact of physician reimbursement and progression of third-party insurance reimbursement and its related impact on the long-term outlook for the business. These items resulted in revisions of our projections and a reduction of the fair value of the earnout liability. As a result, a gain of $72,177 was recognized and is included in gain on acquisition contingency in the consolidated statement of comprehensive loss.

On January 4, 2018, the Company acquired Zyga as further explained in Note 8 above. The Company estimated a contingent liability related to the clinical milestone and revenue-based earnout of $4,986. The fair value of the contingent liability was measured using Level 3 inputs. As of December 31, 2020, the Company determined that Zyga was not expected to meet the clinical milestone to earn the contingent consideration. As such, the liability for the milestone payment was reduced to zero as of December 31, 2020.

The contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in consolidated statements of income. Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liabilities.

Embedded derivatives identified within the Ares incremental term loan entered into, assessed and adjusted to their estimated fair value during the second quarter of 2020. Fair value is measured as of the debt issuance date using Level 3 inputs. For the issuance, the derivative level 3 fair value was measured based on a probability-weighted discounted cash flow approach. Unobservable inputs included the probability of a shareholder approval (unobservable), a recovery scenario should shareholder approval not occur (unobservable), and an estimated discount rate based on market data of comparable debt (observable). In 2020, the related derivative loss was $12,641 which was included in the discontinued operations.

Long-lived assets, including property and equipment and intangible assets subject to amortization were impaired and written down to their estimated fair values in 2020 and 2019. Fair value is measured as of the impairment date using Level 3 inputs. The long-lived asset level 3 fair value was measured base on orderly liquidation value for the Property and equipment and Other assets. Other intangible assets fair value was measured based on the income approach. Because the Company’s forecasted cash flow is negative, any intangible assets acquired during the year were immediately impaired. Unobservable inputs for the orderly liquidation value included replacement costs (unobservable), physical deterioration estimates (unobservable) and market sales data for comparable assets and unobservable inputs for the income approach included forecasted cash flows generated from use of the intangible assets (unobservable).

The following tables summarize impairments of long-lived assets and the related post impairment fair values of the corresponding assets for the years ended December 31, 2020 and 2019:

	For the Year Ended December 31, 2020
	Impairment	Fair Value
Property and equipment - net	$11,707	$-
Other intangible assets - net	2,621	-
Other assets - net	445
	$14,773	$—

	For the Year Ended December 31, 2019
	Impairment	Fair Value
Property and equipment - net	$11,655	$-
Other intangible assets - net	85,096	-
Other assets - net	201	-
	$96,952	$—

In 2020, because the Company’s forecasted cash flow is negative, any intangible assets acquired during the year were immediately impaired.

As of December 31, 2019, the Company concluded, through the ASC 360, Property, Plant and Equipment valuation testing, that factors existed indicating that finite-lived intangible assets were impaired. The factors included a change made to the internal organization of the Company in the fourth quarter of 2019. The organizational change resulted in the creation of a new Spine asset group. Prior to the fourth quarter of 2019, the Spine asset group did not exist as the related assets were included in another asset group as it had interdependencies among the utilization of the assets within the group, and therefore, there were no discrete cash flows. The asset group representing the Spine asset group could not support the carrying amount of the finite-lived intangible assets, because the Spine asset group no longer has the benefit of shared resources and cashflows generated by the former asset group that it was previously included in. Thus, the Company tested the carrying amount of intangible assets in the Spine asset group for impairment on December 31, 2019. As a result, for the year ended December 31, 2019, the Company recorded an impairment charge for all of the finite-lived intangible assets within Spine asset group, totaling $85,096.

17. Accrued Expenses

Accrued expenses are as follows:

	For the Year Ended December 31,
	2020	2019
Accrued compensation	$2,268	$2,911
Accrued severance and restructuring costs	—	136
Accrued distributor commissions	4,113	4,325
Accrued business development expenses	—	2,555
Accrued leases	650	967
Accrued acquisition contingency -- Holo	8,996	—
Other	5,617	4,205
	$21,644	$15,099

18. Short and Long-Term Obligations

As discussed in Note 5, on July 20, 2020, the Company (i) paid in full its $80,000 revolving credit facility under the 2018 Credit Agreement, (ii) terminated the 2018 Credit Agreement, (iii) paid in full its $100,000 term loan and $30,000 incremental term loan commitment under the 2019 Credit Agreement, and (iv) terminated the 2019 Credit Agreement. The related obligations as of December 31, 2019 and 2018, as well as the related interest expense and debt issuance costs for the years ended December 31, 2020, 2019 and 2018 related to these loans have been included in the discontinued operations.

Below is a summary of the short and long-term obligations that were included in discontinued operations as of December 31, 2019:

For the Year Ended December 31,
2019
Ares Term loan	$104,406
JPM facility	71,000
Less unamortized debt issuance costs	(1,229)
Total	174,177
Less current portion	174,177
Long-term portion	$—

19. Income Taxes

The Company’s pre-tax income consists of the following components:

	Year Ended December 31,
	2020	2019	2018
Pre-tax income:
Domestic (U.S., state and local)	$(191,455)	$(242,896)	$(64,808)
Foreign	(6,226)	39	-
Total pre-tax income	(197,681)	(242,857)	(64,808)

The Company’s income tax benefit (provision) consists of the following components:

	For the Year Ended December 31,
	2020	2019	2018
Current:
Federal	$3,671	$312	$398
State	-	(89)	(40)
International	13	(138)	-
Total current	3,684	85	358
Deferred:
Federal	99	(2,456)	11,232
State	-	(169)	(419)
International	(297)	(3,381)	3,988
Total deferred	(198)	(6,006)	14,801
Total income tax benefit (provision)	$3,486	$(5,921)	$15,159

The Company’s deferred tax assets and liabilities consists of the following components:

	For the Year Ended		For the Year Ended
	December 31, 2020		December 31, 2019
	Deferred Income Tax		Deferred Income Tax
	Assets	Liabilities	Assets	Liabilities
Accounts receivable	$1,993	$-	$1,184	-
Accrued liabilities	1,326	-	3,418	-
Deferred compensation	1,281	-	1,526	-
Fixed assets and intangibles	22,235	-	16,119	-
Inventory	8,475	-	10,165	-
Net operating losses	9,891	-	9,342	-
Revenue	-	(129)	-	(59)
Tax credits	-	-	6,372	-
Lease Liability	446	-	695	-
Right of Use Asset	-	(344)	-	(544)
Other	-	(48)	-	(103)
Valuation allowance	(45,126)	-	(48,115)	-
Total	$521	$(521)	$706	$(706)

On December 22, 2017, the US government enacted the Tax Cuts and Jobs Act of 2017 (the “Tax Legislation”). The Tax Legislation makes broad and complex changes to the U. S. tax code including, but not limited to the following:

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

In addition, beginning in 2018, the Tax Legislation includes a global intangible low-taxed income (“GILTI”) provision, which, requires a tax on foreign earnings in excess of a deemed return on tangible assets of foreign subsidiaries.  The Company has elected an accounting policy to account for GILTI as a period cost if incurred, rather than recognizing deferred taxes for temporary basis differences expected to reverse as a result of GILTI.

On December 22, 2017, the SEC staff issued SAB 118, which provides guidance on accounting for the tax effects of the Tax Legislation. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Legislation enactment date for companies to complete the accounting under ASC 740. In 2018, the Company completed its accounting for the tax effects of the Tax Legislation and recorded a tax benefit of $650.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted. As a result of the enactment of the CARES Act, net operating losses (“NOL’s”) can now be carried back for five years, which resulted in the Company recognizing a benefit during tax year 2020 of $3,464.

On July 20, 2020, the Company completed the disposition of its OEM Businesses. The Company was able to partially offset the tax gain on the OEM sale with the utilization of tax attributes and year-to-date losses. The benefit for year-to-date U.S. losses from continuing operations is reported in discontinued operations pursuant to the Company’s adoption of ASU 2019-12. (See Note 5 “Discontinued Operations” for additional information).

On October 23, 2020, the Company completed the acquisition of Holo Surgical pursuant to the Stock Purchase Agreement. The total consideration of the asset acquisition was determined to be $94,999, including an estimated fair value of $50,632 related to the contingent consideration. The fair value of the liability was $56,515 as of December 31, 2020 with a $5,883 change in fair value since October 23, 2020 recognized in the loss (gain) on acquisition contingency line. The Company treated the transaction as a non-taxable acquisition of stock for tax purposes and has reversed these acquisition costs and the revaluation of contingent consideration when calculating tax expense. (See Note 9 “Holo Surgical Acquisition” for additional information).

As of December 31, 2020, the Company has U.S. federal net operating loss carryforwards of $9,081 that will expire in years 2037 through 2038. As of December 31, 2020, the Company has U.S. state net operating loss carryforwards of approximately $36,545, of which, approximately $24,820 will expire in the years 2022 through 2039, and approximately $11,726 will carryforward indefinitely. As of December 31, 2020, the Company has non-U.S. net operating loss carryforwards of approximately $26,228, of which approximately $20,275 will expire in years 2021 through 2027, and approximately $5,953 will carryforward indefinitely.

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

The Company has evaluated all evidence, both positive and negative, and has recorded a full valuation allowance in the amount of $45,126 as of December 31, 2020, which is consistent with the $48,115 valuation allowance position recorded as of December 31, 2019. In making this determination, numerous factors were considered including the going-concern evaluation.

The Company’s unrecognized tax benefits are summarized as follows:

	For the Year Ended December 31,
	2020	2019	2018
Opening balance	$1,088	$1,088	$1,591
Additions based on tax positions related to the current year	1,903	-	-
Additions for tax positions of prior years	-	-	-
Reductions for tax positions of prior years	-	-	(415)
Reductions for expiration of statute of limitations	-	-	(88)
	$2,991	$1,088	$1,088

The unrecognized tax benefits if recognized, would favorably impact the Company’s effective tax rate. It is reasonably possibly that the unrecognized tax benefits will not significantly increase or decrease during the next twelve months. The unrecognized tax benefits of $2,991 as of December 31, 2020 was included in the other long-term liability line; while the unrecognized tax benefit of $1,088 as of December 31, 2019 and December 31, 2018 was included as an offset to the deferred tax asset.

The Company’s policy is to recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. Interest and penalties recorded during 2018 through 2020 and accrued as of December 31, 2020 were inconsequential.

During the year ended December 31, 2018, the Internal Revenue Service (the “IRS”) completed its examination of the Company’s 2015 U. S. federal income tax return. No material adjustments were recorded to the Company’s consolidated financial statements as a result of the examination. As of December 31, 2020, we have had no ongoing audits in the U.S. or any foreign jurisdictions. The tax years that are open to examination are U.S. federal periods from 2017 to current and state taxes 2016 to current. The Company's U.S. and foreign tax attribute carryforwards remain open to examination.

The effective tax rate differs from the statutory federal income tax rate for the following reasons:

	For the Year Ended December 31,
	2020	2019	2018
Statutory federal rate	21.00%	21.00%	21.00%
State income taxes—net of federal tax benefit	(0.07%)	(0.56%)	2.34%
Foreign rate differential	0.90%	0.00%	(3.59%)
Acquisition expenses	(9.87%)	0.00%	(0.83%)
Loss (Gain) on acquisition contingency	(0.50%)	6.58%	0.00%
Goodwill impairment and disposal	0.00%	(11.88%)	0.00%
Life insurance	0.00%	0.00%	(0.11%)
Tax attributes	0.28%	0.04%	0.99%
Tax legislation	0.95%	0.00%	1.05%
Valuation allowances	(10.57%)	(16.98%)	3.26%
Uncertain tax positions	0.00%	0.00%	0.78%
Other reconciling items, net	(0.36%)	(0.63%)	(1.48%)
Effective tax rate	1.76%	(2.43%)	23.41%

For the years ended December 31, 2020, 2019 and 2018, the Company had no individually significant other reconciling items. The other reconciling items line includes non-significant officer compensation and stock-based compensation for all years presented.

20. Preferred Stock

Preferred stock is as follows:

	Preferred Stock	Preferred Stock
	Liquidation Value	Issuance Costs	Net Total
Balance at January 1, 2018	$64,399	$(476)	$63,923
Accrued dividend	2,120	-	2,120
Amortization of preferred stock issuance costs	-	183	183
Balance at December 31, 2018	66,519	(293)	66,226
Amortization of preferred stock issuance costs	-	184	184
Balance at December 31, 2019	66,519	(109)	66,410
Amortization of preferred stock issuance costs	-	109	109
Redemption of preferred stock	(66,519)	-	(66,519)
Balance at December 31, 2020	$—	$—	$—

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

On July 17, 2020, the Company received a notification from WSHP seeking redemption on or before September 14, 2020 of all of the outstanding shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”), all of which are held by WSHP. On July 24, 2020, the Company redeemed the Series A Preferred Stock for approximately $66,519 and Certificate of Retirement was filed with the Delaware Secretary of State retiring the Series A Preferred Stock.

21. Stockholders’ Equity

Preferred Stock—The Company has 5,000,000 shares of preferred stock authorized under its Certificate of Incorporation. These shares may be issued in one or more series having such terms as may be determined by the Company’s Board of Directors. As discussed in Note 20, the Company issued 50,000 shares of Series A Preferred Stock in 2013 and, subsequently, redeemed all shares outstanding on July 24, 2020. As of December 31, 2020, the Company did not have any Preferred Stock outstanding.

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

  .

22. Severance and Restructuring Costs

The Company recorded severance and restructuring costs related to the reduction of our organizational structure which resulted in $773 of expenses for the year ended December 31, 2018. The total severance and restructuring costs were paid in full in 2018. Severance and restructuring payments were made over periods ranging from one month to twelve months and did not have a material impact on cash flows of the Company in any quarterly period.

As part of the acquisition of Paradigm, management implemented a plan which resulted in $896 of severance expenses for the year ended December 31, 2019. Paradigm severance expenses were offset by previous severance accrual activity and are included in transaction and integration expenses within the consolidated statements of comprehensive loss, totaling $626 for the year ended December 31, 2019. The total severance and restructuring costs were paid in full in of 2019. Severance and restructuring payments were made over periods ranging from one month to twelve months and did not have a material impact on cash flows of the Company in any quarterly period.

The following table includes a rollforward of severance and restructuring costs included in accrued expenses, see Note 17.

Accrued severance and restructuring charges at January 1, 2018	$2,886
Severance and restructuring expenses accrued in 2018	773
Severance and restructuring cash payments	(2,751)
Accrued severance and restructuring charges at December 31, 2018	908
Severance and restructuring expenses accrued in 2019	626
Severance and restructuring cash payments	(1,398)
Accrued severance and restructuring charges at December 31, 2019	136
Severance and restructuring expenses accrued in 2020	—
Severance and restructuring cash payments	(136)
Accrued severance and restructuring charges at December 31, 2020	$—

23. Retirement Benefits

The Company has a qualified 401(k) plan available to all U.S. employees who meet certain eligibility requirements. The 401(k) plan allows each employee to contribute up to the annual maximum allowed under the Internal Revenue Code. The Company has the discretion to make matching contributions up to 6% of the employee’s earnings. For the years ended December 31, 2020, 2019 and 2018, the amounts expensed under the plan were $1,381, $2,908 and $2,556, respectively.

24. Commitments and Contingencies

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

Under the terms of the agreement, the Company paid $100,000 in cash and issued 10,729,614 shares of the Company’s common stock.  The shares of Company common stock issued on March 8, 2019, were valued based on the volume weighted average closing trading price for the five trading days prior to the date of execution of the definitive agreement, representing $50,000 of value.  In addition, under the terms of the agreement, the Company may have been required to pay up to an additional $150,000 in a combination of cash and Company common stock based on a revenue earnout consideration. The first potential earnout payment of $20,000,000 was based on revenues achieved during any twelve-month period ending on December 31, 2020.  As the revenue milestone was not achieved, there was no consideration due with respect to the first earnout period and the Company has no further liability with respect thereto. Based on a probability weighted model, the Company estimates a contingent liability related to the revenue based earnout of zero utilizing a Monte-Carlo simulation model. A Monte-Carlo simulation is an analytical method used to estimate fair value by performing a large number of simulations or trial runs and thereby determining a value based on the possible outcomes. Accounted for as a liability to be revalued at each reporting period, the fair value of the contingent liability was measured using Level 3 inputs, which includes weighted average cost of capital and projected revenues and costs.

Acquisition of Zyga – On January 4, 2018, the Company acquired Zyga, a leading spine-focused medical device company that develops and produces innovative minimally invasive devices to treat underserved conditions of the lumbar spine. Zyga’s primary product is the SImmetry® Sacroiliac Joint Fusion System. Under the terms of the merger agreement dated January 4, 2018, the Company acquired Zyga for $21,000 in consideration paid at closing (consisting of borrowings of $18,000 on its revolving credit facility and $3,000 cash on hand), $1,100 contingent upon the successful achievement of a clinical milestone, and a revenue based earnout consideration of up to an additional $35,000.  As of December 31, 2020, the Company determined that Zyga was not expected to meet the clinical milestone to earn the contingent consideration.

Aziyo – On August 1, 2018, the Company and Aziyo Biologics, Inc. entered into a Distribution Agreement which was subsequently amended on December 3, 2018, and November 15, 2020 (the “Distribution Agreement”).  Pursuant to the Distribution Agreement, the Company has exclusive distribution rights to certain biologic implants manufactured by Aziyo and marketed under the ViBone trade name (“ViBone”).  The Distribution Agreement provides for minimum purchases of ViBone implants on an annual basis through calendar 2025.  If the minimum purchase obligations for a particular year are not fulfilled, the Distribution Agreement provides various options for the Company to satisfy such obligations (“Shortfall Obligations”) in subsequent years, including a combination of payments and/or providing purchase orders for the amount the shortfall in a given year.  For calendar years 2022 and beyond, if the Company does not satisfy the Shortfall Obligations using one of the methods specified in the Distribution Agreement, the Company can continue to market the ViBone implants on a non-exclusive basis. In January 2021, the Company issued a purchase order to Aziyo for $12,361 relating to the 2020 Shortfall Obligation.

Acquisition of Holo – As discussed in Note 9, pursuant to the terms of the Holo Purchase Agreement, the Seller    will be entitled to receive contingent consideration from the Company valued in an aggregate amount of up to $83 million, to be paid through the issuance of Common Stock or the payment of cash, contingent upon and following the achievement of certain regulatory, commercial and utilization milestones by specified time periods occurring up to the sixth (6th) anniversary of the closing. The Holo Purchase Agreement provides that the Company will issue Common Stock to satisfy any contingent consideration payable to the Seller, until the total number of shares of Common Stock issued to the Seller pursuant to the Purchase Agreement (including the 6,250,000 shares of Common Stock issued at closing) is equal to 14,900,000 shares of Common Stock (or otherwise, to the extent a lower number, the maximum number of shares of Common Stock that would not require obtaining stockholder approval under the applicable rules of the Nasdaq Stock Market). Following the attainment of that limitation, the post-closing contingent payments would be payable in cash. The number of shares of Common Stock issued as contingent consideration with respect to the achievement of a post-closing milestone, if any, will be calculated based on the volume weighted average price of the Common Stock for the five

(5) day trading period commencing on the opening of trading on the third trading day following the achievement of the applicable milestone. The Purchase Agreement also includes certain covenants and obligations of the Company with respect to the operation of the business of Holo Surgical that apply during the period in which the milestones may be achieved. Based on a probability weighted model, the Company estimated a total contingent liability of $50,632 with $8,993 classified as current liabilities and $41,639 as long-term liabilities on the acquisition date of October 23, 2020. The fair value of the liability was subsequently changed to $56,515 on December 31, 2020 with $8,996 classified as current liabilities within the accrued expenses while $47,519 as other long-term liabilities. The change in the fair value of the liability of $5,883 since October 23, 2020 was recognized in the loss on acquisition contingency line of the consolidated statements of comprehensive loss.

Manufacturing Agreements with Former OEM Affiliates In connection with the closing of the OEM Transaction, on July 20, 2020 the Company entered into three manufacturing and distribution agreements with affiliates of Montague Private Equity:  (i) a Manufacture and Distribution Agreement (the “Hardware MDA”) with Pioneer Surgical Technology, Inc. (“Pioneer”) pursuant to which Pioneer will manufacture certain hardware implants for the Company; (ii) a Processing and Distribution Agreement with RTI Surgical, Inc. (“RTI”), an affiliate of Pioneer, pursuant to which RTI would process certain biologic implants for the Company (the “PDA”); and (ii) a Manufacture and Distribution Agreement (NanOss) pursuant to which Pioneer would manufacture certain synthetic implants for the Company (the “NanOss MDA”, and together with the Hardware MDA and the PDA, the “OEM Distribution Agreements”.  The OEM Distribution Agreements contain aggregate minimum purchase obligations for each of the first three years of the agreements as follows:

•	Year 1: $24,201
•	Year 2: $25,767
•	Year 3: $27,158

The OEM Distribution Agreements contain provisions whereby the minimum purchase obligations are reduced under certain circumstances, including certain force majeure events and termination of the agreements for certain specified reasons.

In addition, on July 20, 2020, the Company entered into a Design and Development Agreement with Pioneer pursuant to which Pioneer will provide certain design and development services with respect to certain implants (the “Design and Development Agreement”).  The Design and Development Agreement contains a provision whereby the Company will pay Pioneer a minimum of $1.7 million for direct labor costs and certain services with respect to maintaining design history files in each of the first two years under the Design and Development Agreement.

OPM Agreement On January 20, 2021, the Company and Oxford Performance Materials, Inc. (“Oxford”) entered into an Amended and Restated License and Supply Agreement (the “Oxford Supply Agreement”) pursuant to which Oxford licenses certain intellectual property to the Company and supplies the Company on an exclusive basis in the United States with PEKK material for use in spinal implants.  In addition to certain royalties under the Oxford Supply Agreement the Company is obligated to issue binding purchase orders in each quarter of 2021 of at least $150, or $600 in the aggregate.  Although the contract extends through 2025, there are no minimum purchase obligations beyond 2021.

25. Legal Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. Based on the information currently available to the Company, including the availability of coverage under its insurance policies, the Company does not believe that any of these claims that were outstanding as of December 31, 2020 will have a material adverse impact on its financial position or results of operations. The Company’s accounting policy is to accrue for legal costs as they are incurred.

OEM Purchase Agreement Working Capital Dispute — On December 1, 2020, pursuant to the OEM Purchase Agreement, we received a notice from the Buyer indicating that a post-closing adjustment in an amount of up to $14 million may be owed in respect of the working capital adjustment paid at closing. We disagree with Buyer’s proposed post-closing adjustment and are disputing the adjustment in accordance with the terms of the OEM Purchase Agreement. The Company updated the working capital adjustment for $1,376 which was agreed with the Buyer as part of the adjustment report and recorded the amount in Q4, 2020 in the discontinued operations.

Coloplast — RTI Surgical, Inc., as predecessor to the Company, is presently named as co-defendant along with other companies in a small percentage of the transvaginal surgical mesh (“TSM”) mass tort claims being brought in various state and federal courts. The TSM litigation has as its catalyst various Public Health Notifications issued by the FDA with respect to the placement of certain TSM implants that were the subject of 510k regulatory clearance prior to their distribution. The Company does not process or otherwise manufacture for distribution in the U.S. any implants that were the subject of these FDA Public Health Notifications. The Company denies any allegations against it and intends to continue to vigorously defend itself.

In addition to claims made directly against the Company, Coloplast, a distributor of TSM’s and certain allografts processed and private labeled for them under a contract with the Company, has also been named as a defendant in individual TSM cases in various federal and state courts.  Coloplast requested that the Company indemnify or defend Coloplast in those claims which allege injuries caused by the Company’s allograft implants, and on April 24, 2014, Coloplast sued RTI Surgical, Inc. in the Fourth Judicial District of Minnesota for declaratory relief and breach of contract.  On December 11, 2014, Coloplast entered into a settlement agreement with RTI Surgical, Inc. and Tutogen Medical, Inc. (the “Company Parties”) resulting in dismissal of the case.  Under the terms of the settlement agreement, the Company Parties are responsible for the defense and indemnification of two categories of present and future claims:  (1) tissue only (where Coloplast is solely the distributor of Company processed allograft tissue and no Coloplast-manufactured or distributed synthetic mesh is identified) (“Tissue Only Claims”), and (2) tissue plus non-Coloplast synthetic mesh (“Tissue-Non-Coloplast Claims”) (the Tissue Only Claims and the Tissue-Non-Coloplast Claims being collectively referred to as “Indemnified Claims”). As of December 31, 2020, there are a cumulative total of 1,157 Indemnified Claims for which the Company Parties are providing defense and indemnification.  In connection with the Transactions, liabilities related to these claims were retained by the Company.  The defense and indemnification of these cases are covered under the Company’s insurance policy subject to a reservation of rights by the insurer.

Based on the current information available to the Company, the impact that current or any future TSM litigation may have on the Company cannot be reasonably estimated.

LifeNet — On June 27, 2018, LifeNet Health, Inc. (“LifeNet”) filed a patent infringement lawsuit in the United States District Court for the Middle District of Florida (since moved to the Northern District of Florida) claiming infringement of five of its patents by the Company’s predecessor RTI Surgical, Inc. The suit requests damages, enhanced damages, reimbursement of costs and expenses, reasonable attorney fees, and an injunction. The asserted patents are expired. On April 7, 2019, the Court granted the Company’s request to stay the lawsuit pending the U.S. Patent Trial and Appeal Board’s (PTAB) decision whether to institute review of the patentability of LifeNet’s patents. On August 12, 2019 the PTAB instituted review of three LifeNet patents, and on September 3, 2019 the PTAB instituted review of the remaining two. On August 4, 2020 and August 26, 2020, the PTAB issued final written decisions finding that certain claims were shown to be unpatentable and others not. Neither party appealed the PTAB’s decisions with respect to the three LifeNet patents on which the PTAB instituted review on August 12, 2019.  With respect to the remaining two LifeNet patents, Surgalign filed Notices of Appeal with the Federal Circuit on October 27, 2020 and LifeNet filed a Notice of Cross-appeal on November 9, 2020. In connection with the Transactions, liabilities related to these claims remained a liability retained by the Company.  The Company continues to believe the suit is without merit and will vigorously defend its position. Based on the current information available to the Company, the impact that current or any future litigation may have on the Company cannot be reasonably estimated.

Securities Class Action— There is currently ongoing stockholder litigation related to the Company’s Investigation (as defined below).  A class action complaint was filed by Patricia Lowry, a purported shareholder of the Company, against the Company, and certain current and former officers of the Company, in the United States District Court for the Northern District of Illinois on March 23, 2020 asserting claims under Sections 10(b) and 20(a) the Securities Exchange Act of 1934 (the “Exchange Act”) and demanding a jury trial (“Lowry Action”).   The court appointed a different shareholder as Lead Plaintiff and she filed an amended complaint on August 31, 2020.  On October 15, 2020, the Company and the other-named defendants moved to dismiss the amended complaint and those motions are now ripe for review.

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

26. Regulatory Actions

SEC Investigation— As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020, and the Form 10-K filed with the SEC on June 8, 2020, the Audit Committee of the Board of Directors, with the assistance of independent legal and forensic accounting advisors, conducted an internal investigation of matters relating to the Company’s revenue recognition practices for certain contractual arrangements, primarily with customers of the Company’s formerly-owned OEM Businesses, including the accounting treatment, financial reporting and internal controls related to such arrangements (the “Investigation”). The Investigation also examined transactions to understand the practices related to manual journal entries for accrual and reserve accounts.  As a result of the Investigation, the Audit Committee concluded that the Company would restate its previously issued audited financial statements for fiscal years 2018, 2017 and 2016, selected financial data for fiscal years 2015 and 2014, the unaudited financial statements for the quarterly periods within these years commencing with the first quarter of 2016, as well as the unaudited financial statements for the quarterly periods within the 2019 fiscal year.  The Investigation was precipitated by an investigation by the U.S. Securities and Exchange Commission initially related to the periods 2014 through 2016 (the “SEC Investigation”). The SEC Investigation is ongoing and the Company is cooperating with the SEC.  The Company has contacted the SEC regarding a potential settlement of the SEC Investigation and is awaiting a response.  Based on the current information available to the Company the financial or other impact of the SEC Investigation cannot be reasonably determined.

Environmental Protection Agency—On January 28, 2020, RTI, as predecessor to the Company, received an Opportunity to Show Cause letter from the United States Environmental Protection Agency (“EPA”). The letter alleged potential violations of hazardous waste regulations at the Company’s Alachua, Florida facilities based on a November 20, 2019 inspection conducted by EPA, and offered the Company the opportunity to meet with EPA to explain why EPA should not take any formal enforcement action.  The Company held a virtual meeting with EPA on May 19, 2020 to respond to EPA’s allegations.  During subsequent discussions, EPA indicated that it intended to impose a penalty on the Company related to the allegations in the letter. The Company subsequently recorded a liability for the amount the EPA communicated it intended to impose on the Company related to the allegations in the letter.  Subsequently, the Company provided additional information demonstrating its compliance with State and Federal requirements related to hazardous waste management.  In January 2021, the EPA notified the Company that it would not be bringing an enforcement action against the Company at this time.  As a result of this notice, the Company reversed the accrued liability relating to this matter, resulting in no impact on the Company’s consolidated statement of comprehensive loss for the year ended December 31, 2020.

27. Related Party Transactions

The Company’s related parties include: i) a person who is or was (since the beginning of the last fiscal year for which the Company has filed a Form 10-K and proxy statement, even if he or she does not presently serve in that role) an executive officer, director or nominee for election as a director; ii) granter than five percent beneficial owner of the Company’s common stock; or iii) immediate family member of any of the foregoing. The Company did not enter into any related party transactions in 2018 and 2019. In 2020, the Company has entered into the following related party transactions:

The Holo Surgical Acquisition

As discussed in Note 9, on September 29, 2020, the Company entered into the Holo Purchase Agreement, pursuant to which, among other things, the Company consummated the Acquisition on October 23, 2020. As consideration for the Acquisition, the Company paid to Seller $30,000 in cash and issued to Seller 6,250,000 shares of its common stock with a fair value of $12,250. In addition, the Seller will be entitled to receive contingent consideration from the Company valued at $50,632 as of October 23, 2020, which must be first paid in shares of our common stock (in an amount up to 8,650,000 shares) and then paid in cash thereafter, contingent upon and following the achievement of certain regulatory, commercial and utilization milestones by specified time periods occurring up to the sixth (6th) anniversary of the Closing Date. Dr. Pawel Lewicki, a member of the Company’s board of directors, indirectly owns approximately 57.5% of the outstanding ownership interests in the Seller. Dr. Lewicki was appointed to the Company’s board of directors on November 23, 2020.

Simpson Consulting Agreement

On July 15, 2020, the Board appointed Stuart F. Simpson to serve as the Chairman of the Board, effective immediately upon consummation of the transactions contemplated by the Holo Surgical Purchase Agreement. On July 20, 2020, Mr. Simpson entered into a consulting agreement (the “Consulting Agreement”) with the Company, pursuant to which he will provide consulting services to the Company. The Consulting Agreement has an initial term of three years, but may be extended with the mutual agreement of the parties. Mr. Simpson will be entitled to an annual consulting fee of $275 per year during the term of the Consulting Agreement, payable in 12 equal monthly installments, and the Company agreed to enter into a restricted stock award agreement, pursuant to which the Company will grant to Mr. Simpson a restricted stock award equal to $825. The restricted stock grant shall vest in three equal amounts on the first, second and third anniversaries of the grant date. These amounts are in lieu of any amounts Mr. Simpson would otherwise receive as a director.

28. Quarterly Results of Operations (Unaudited)

The following tables sets forth the quarterly results of operations for the years ended December 31, 2020 and 2019:

	Year Ended December 31, 2020
	First	Second	Third	Forth
	Quarter	Quarter	Quarter	Quarter
Quarter Ended:
Revenues	$27,102	$20,534	$27,926	$26,187
Gross profit	17,878	11,065	16,034	12,770
Loss from continuing operations	(24,540)	(24,946)	(26,653)	(118,056)
Income (loss) from discontinued operations	6,677	(13,618)	149,338	18,015
Net (loss) income	(17,863)	(38,564)	122,685	(100,041)

Net loss from continuing operations per common share - basic	$(0.34)	$(0.34)	$(0.36)	$(1.51)
Net loss from continuing operations per common share - diluted	$(0.34)	$(0.34)	$(0.36)	$(1.51)
Net income (loss) from discontinued operations per common share - basic	$0.09	$(0.19)	$2.04	$0.23
Net income (loss) from discontinued operations per common share - diluted	$0.09	$(0.19)	$2.04	$0.23
Net (loss) income per common share - basic	$(0.25)	$(0.53)	$1.68	$(1.28)
Net (loss) income per common share - diluted	$(0.25)	$(0.53)	$1.68	$(1.28)

	Year Ended December 31, 2019
	First	Second	Third	Forth
	Quarter	Quarter	Quarter	Quarter
Quarter Ended:
Revenues	$24,400	$32,747	$28,702	$31,574
Gross profit	16,915	23,128	21,095	23,508
Loss from continuing operations	(18,212)	(14,003)	(16,972)	(199,591)
Income from discontinued operations	8,861	14,191	11,834	2,250
Net (loss) income	(9,351)	188	(5,138)	(197,341)

Net loss from continuing operations per common share - basic	$(0.29)	$(0.19)	$(0.23)	$(2.76)
Net loss from continuing operations per common share - diluted	$(0.29)	$(0.16)	$(0.23)	$(2.76)
Net income from discontinued operations per common share - basic	$0.14	$0.19	$0.16	$0.04
Net income from discontinued operations per common share - diluted	$0.14	$0.16	$0.16	$0.04
Net (loss) income per common share - basic	$(0.15)	$0.00	$(0.07)	$(2.72)
Net (loss) income per common share - diluted	$(0.15)	$0.00	$(0.07)	$(2.72)

29. Subsequent Events

The Company evaluated subsequent events as of the issuance date of the consolidated financial statements as defined by FASB ASC 855, Subsequent Events.

Public Offering

On February 1, 2021, the Company closed a public offering and sold a total 28,700,000 shares of its common stock at a price of $1.50 per share, less the underwriter discounts and commissions. The Company received net proceeds of $40,467 from the offering after deducting the underwriting discounts and commission of $2,583. The shares of the common stock purchased in the offering (other than stock purchased by directors and executive officers of the Company) are not subject to lock-up restrictions.

The total fees and expenses in connection of the offering, excluding underwriting discounts and commissions, were approximately $3,208.

The Company has also agreed to reimburse the underwriters for certain expenses incurred by them in connection with the offering, including up to $25 relating to the clearance of this offering with the Financial Industry Regulatory Authority. Some of these fees and expenses were recorded in Other Receivable in the consolidated balance sheet as of December 31, 2020 and shall be reclassified as a reduction of equity in the first quarter of 2021.

San Diego Lease

On March 12, 2021, the Company entered into a Lease (the “Lease”) with SNH Medical Office Properties Trust, a Maryland real estate investment trust (the “Landlord”), to house the Company’s offices, lab and innovation space (the “Building”) in San Diego, California. The initial term of the Lease is twelve (12) years, with one (1) extension option for a period of seven (7) years.

Under the terms of the Lease, the Company will lease an aggregate of approximately 94,457 rentable square feet building located at 3030 Science Park Road, San Diego, California (the “Premises”).  The Landlord will make improvements over the next 12 months, after which occupancy is expected to be delivered to the Company.

Aggregate payments towards base rent for the Premises over the term of the lease will be approximately $64.6 million, including 13-months of rent abatement. The Company will recognize the lease assets and liabilities when the Landlord makes the underlying asset available to the Company. Concurrent with the Company’s execution of the Lease, as a security deposit, the Company delivered to the Landlord a payment in the amount of $2.5 million.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES

Schedule II

Valuation and Qualifying Accounts

Years Ended December 31, 2020, 2019 and 2018

(Dollars in thousands)

	Balance at	Charged to	Deductions,	Balance at
	Beginning of	Costs and	Write-offs, or	End of
Description	Period	Expenses	Payments	Period
For the year ended December 31, 2020:
Allowance for doubtful accounts	$4,803	$3,584	$184	$8,203
Allowance for product returns	106	246	247	105
Deferred tax asset valuation allowance	48,115	(2,638)	351	45,126

For the year ended December 31, 2019:
Allowance for doubtful accounts	1,865	2,541	(397)	4,803
Allowance for product returns	478	—	372	106
Deferred tax asset valuation allowance	3,093	45,022	—	48,115

For the year ended December 31, 2018:
Allowance for doubtful accounts	1,185	827	147	1,865
Allowance for product returns	441	37	—	478
Deferred tax asset valuation allowance	1,529	2,368	804	3,093

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 16, 2021	SURGALIGN HOLDINGS, INC.

	By:	/s/ Terry M. Rich
Terry M. Rich
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Terry M. Rich Terry M. Rich	President and Chief Executive Officer (Principal Executive Officer)	March 16, 2021
/s/ Jonathon M. Singer Jonathon M. Singer	Chief Financial and Operating Officer (Principal Financial Officer)	March 16, 2021
/s/ Ryan M. Bartolucci Ryan M. Bartolucci	Vice President and Chief Accounting Officer (Principal Accounting Officer)	March 16, 2021
/s/ Stuart F. Simpson Stuart F. Simpson	Chairman of the Board of Directors	March 16, 2021
/s/ Pawel Lewicki Pawel Lewicki	Director	March 16, 2021
/s/ Jeffrey C. Lightcap Jeffrey C. Lightcap	Director	March 16, 2021
/s/ Thomas A. McEachin Thomas A. McEachin	Director	March 16, 2021
/s/ Mark D. Stolper Mark D. Stolper	Director	March 16, 2021
/s/ Paul G. Thomas Paul G. Thomas	Director	March 16, 2021
/s/ Nicholas J. Valeriani Nicholas J. Valeriani	Director	March 16, 2021
/s/ Shirley A. Weis Shirley A. Weis	Director	March 16, 2021