Form 10-Q
period 2021-03-31
SURGALIGN HOLDINGS, INC.
filed 2021-05-10
CIK 1760173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

Shares of common stock, $0.001 par value, outstanding on May 3, 2021:  110,365,085

SURGALIGN HOLDINGS, INC.

FORM 10-Q For the Quarter Ended March 31, 2021

Part I	Financial Information
Item 1.	Unaudited Condensed Consolidated Financial Statements

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	March 31,	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$63,763	$43,962
Accounts receivable - less allowances of $10,183 at March 31, 2021 and $8,203 at December 31, 2020	29,325	27,095
Inventories - current	22,852	22,841
Prepaid and other current assets	5,001	10,284
Total current assets	120,941	104,182
Non-current inventories	10,378	7,856
Property and equipment - net	526	521
Other assets - net	12,398	10,145
Total assets	$144,243	$122,704

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$13,140	$13,418
Accrued expenses	30,816	21,644
Accrued income taxes	12,061	11,761
Total current liabilities	56,017	46,823
Acquisition contingencies	37,726	47,519
Other long-term liabilities	4,116	4,192
Total liabilities	97,859	98,534
Commitments and contingencies (Note 16)
Stockholders' equity:
Common stock, $.001 par value: 150,000,000 shares authorized; 110,305,246 and 81,678,179 shares issued and outstanding, as of March 31, 2021 and December 31, 2020, respectively	110	81
Additional paid-in capital	554,537	517,123
Accumulated other comprehensive loss	(2,345)	(2,416)
Accumulated deficit	(500,152)	(484,962)
Less treasury stock, 1,491,461 and 1,444,578 shares, as of March 31, 2021 and December 31, 2020, respectively, at cost	(5,766)	(5,656)
Total stockholders' equity	46,384	24,170
Total liabilities and stockholders' equity	$144,243	$122,704

See notes to unaudited condensed consolidated financial statement.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income / (Loss)

(Unaudited, in thousands, except share and per share data)

	For the Three Months Ended
	March 31,
	2021	2020
Revenues	$23,291	$27,102
Cost of goods sold	6,238	9,224
Gross profit	17,053	17,878
Expenses:
Marketing, general and administrative	25,943	37,193
Research and development	2,875	4,282
Severance and restructuring costs	218	-
Gain on acquisition contingency	(51)	-
Asset impairment and abandonments	2,176	1,879
Transaction and integration expenses	322	2,409
Total operating expenses	31,483	45,763
Operating loss	(14,430)	(27,885)
Other income (expense):
Interest income	4	50
Foreign exchange loss	(545)	(244)
Total other expense - net	(541)	(194)
Loss before income tax benefit	(14,971)	(28,079)
Income tax (expense) benefit	(219)	3,539
Net loss from continuing operations	(15,190)	(24,540)
Discontinued operations (Note 3)
Income from operations of discontinued operations	-	6,677
Income tax expense	-	-
Net income from discontinued operations	-	6,677
Net loss applicable to common shares	(15,190)	(17,863)

Other comprehensive gain (loss):
Unrealized foreign currency translation gain (loss)	71	(370)
Comprehensive loss	$(15,119)	$(18,233)

Net loss from continuing operations per common share - basic	$(0.15)	$(0.34)
Net loss from continuing operations per common share - diluted	$(0.15)	$(0.34)
Net income from discontinued operations per common share - basic	$-	$0.09
Net income from discontinued operations per common share - diluted	$-	$0.09
Weighted average shares outstanding - basic	98,109,900	72,864,390
Weighted average shares outstanding - diluted	98,109,900	72,864,390

See notes to unaudited condensed consolidated financial statements.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity

(Unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2021	$81	$517,123	$(2,416)	$(484,962)	$(5,656)	$24,170
Net loss	—	—	—	(15,190)	—	(15,190)
Foreign currency translation adjustment	—	—	71	—	—	71
Exercise of common stock options	—	23	—	—	—	23
Stock-based compensation	—	936	—	—	—	936
Purchase of treasury stock	—	—	—	—	(110)	(110)
Share offering	29	36,455	—	—	—	36,484
Balance, March 31, 2021	$110	$554,537	$(2,345)	$(500,152)	$(5,766)	$46,384

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

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Three Months Ended
	March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(15,190)	$(17,863)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	520	2,239
Provision for bad debts and product returns	1,978	406
Provision for inventory write-downs	2,754	517
Revenue recognized due to change in deferred revenue	—	(1,188)
Deferred income tax benefit	—	(383)
Stock-based compensation	936	1,310
Asset impairment and abandonments	2,176	1,879
Gain on acquisition contingency	(51)	—
Paid in kind interest expense	—	1,415
Other	58	277
Change in assets and liabilities:
Accounts receivable	(4,280)	3,853
Inventories	(5,636)	(2,706)
Accounts payable	(238)	9,437
Accrued expenses	9,659	4,412
Deferred revenue	—	4,161
Other operating assets and liabilities	(7,212)	(1,250)
Net cash (used in) provided by operating activities	(14,526)	6,516
Cash flows from investing activities:
Purchases of property and equipment	(2,321)	(5,084)
Patent and acquired intangible asset costs	(161)	(286)
Net cash used in investing activities	(2,482)	(5,370)
Cash flows from financing activities:
Proceeds from exercise of common stock options	23	20
Payments for treasury stock	(110)	(193)
Share offering proceeds, net	36,484	—
Net cash provided by (used in) financing activities	36,397	(173)
Effect of exchange rate changes on cash and cash equivalents	412	(24)
Net increase in cash and cash equivalents	19,801	949
Cash and cash equivalents, beginning of period	43,962	5,608
Cash and cash equivalents, end of period	$63,763	$6,557
Supplemental cash flow disclosure:
Cash paid for interest	—	2,081
Net income tax payments (refunds)	7	(1,695)
Non-cash acquisition of property and equipment	397	247

See notes to unaudited condensed consolidated financial statements.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data or otherwise noted)

1.	Business

Surgalign Holdings, Inc. (the “Company”), (formerly known as RTI Surgical Holdings, Inc. (“RTI”)) is a global medical technology company committed to the promise of digital surgery and is building out its digital surgery platform to drive transformation across the surgical landscape. The Company has a broad portfolio of spinal hardware implants, including solutions for fusion procedures in the lumbar, thoracic, and cervical spine, motion preservation solutions for the lumbar spine, and a minimally invasive surgical implant system for fusion of the sacroiliac joint. The Company also has a portfolio of advanced and traditional orthobiologics, or biomaterials. In addition to its spinal hardware and biomaterials portfolios, the Company is developing an Augmented Reality and Artificial Intelligence digital surgery platform called ARAITM   (referred to “ARAI”) to enable digital spine surgery, which the Company believes is one of the most advanced artificial intelligence technologies being applied to surgery. ARAI is designed to automatically segment, identify, and recognize patient anatomy to autonomously assist the surgeon throughout the surgical procedure. This proprietary artificial intelligence-based platform system is an intelligent anatomical mapping technology designed to assist surgeons by allowing them to remain in safe anatomical zones, and to enhance surgical performance. The Company plans to leverage its digital surgery platform to improve patient outcomes and drive adoption of its spinal hardware implants and biomaterials products. The Company is developing a pipeline of new innovative technologies that it plans to integrate with its digital surgery platform. The Company currently markets and sells products to hospitals, ambulatory surgery centers, and healthcare providers in the United States and in more than 40 countries worldwide. The Company is headquartered in Deerfield, Illinois, with commercial, innovation and design centers in San Diego, CA; Wurmlingen, Germany; and Warsaw, Poland.

OEM Disposition

On July 20, 2020, pursuant to the Equity Purchase Agreement, dated as of January 13, 2020 (as amended from time to time, the “OEM Purchase Agreement”), by and between the Company and Ardi Bidco Ltd. (the “Buyer”), the Company completed the sale of its former original equipment manufacturing business and business related to processing donated human musculoskeletal and other tissue and bovine and porcine animal tissue in producing allograft and xenograft implants using BIOCLEANSE®, TUTOPLAST® and CANCELLE®SP sterilization processes (collectively, the “OEM Businesses”) to Buyer and its affiliates for a purchase price of $440 million of cash, subject to certain adjustments (the “Transactions”). More specifically, pursuant to the terms of the OEM Purchase Agreement, the Company sold to the Buyer and its affiliates all of the issued and outstanding shares of RTI OEM, LLC (which, prior to the Transactions, was converted to a corporation and changed its name to “RTI Surgical, Inc.”), RTI Surgical, LLC (which, prior to the Transactions, was converted to a corporation and changed its name to “Pioneer Surgical Technology, Inc.”), Tutogen Medical, Inc.(United States) and Tutogen Medical GmbH. The Transactions were previously described in the Proxy Statement filed by the Company with the SEC on June 18, 2020. Subsequent to the Transactions, the Company changed its name to Surgalign Holdings, Inc, operating through its primary subsidiary, Surgalign Spine Technologies, Inc. Where obvious and appropriate from the context, references herein to Surgalign or the Company refer to the Company including the disposed OEM Businesses.

Prior to the sale of the OEM Businesses, the Company operated two reportable segments: Spine and OEM.  Subsequent to the sale of the OEM Businesses, the Company operates only one reportable segment. Refer to Note 3 for further discussion on Discontinued Operations.

COVID-19

The coronavirus (COVID-19) pandemic, as well as the corresponding governmental response and the Company’s management of the crisis has had a significant impact on the Company’s business. The consequences of the outbreak and impact on the economy continues to evolve and the full extent of the impact is uncertain as of the date of this filing. The outbreak has brought a significant disruption to the operations of the Company.

Beginning in 2020, many hospitals and other medical facilities canceled elective surgeries, reduced and diverted staffing and diverted other resources to patients suffering from the infectious disease and limited hospital access for non-patients, including the Company’s direct and indirect sales representatives. Because of the COVID-19 pandemic, surgeons and their patients have been required, or are choosing, to defer procedures in which the Company’s products would be used, and many facilities that specialize in the procedures in which the Company’s products would be used have closed or reduced operating hours. These circumstances have negatively impacted the ability of the Company’s employees and distributors to effectively market and sell its products. In addition, even after the pandemic has subsided and/or governmental orders no longer prohibit or recommend against performing such procedures, patients may continue to defer such procedures out of concern of being exposed to coronavirus for other reasons.

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

Going Concern

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation assumes that we will continue in operation one year after the date these unaudited condensed consolidated financial statements are issued, and we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business.

As of March 31, 2021, we had cash of $63,763 and an accumulated deficit of $500,152. For the three months ended March 31, 2021, we had a loss from continuing operations of $15,190. We have incurred losses from operations in the previous two fiscal years and did not generate positive cash flows from operations in fiscal year 2020 or for the three months ended March 31, 2021.

On February 1, 2021, we closed a public offering and sold a total 28,700,000 shares of our common stock at a price of $1.50 per share, less the underwriter discounts and commissions. We received net proceeds of $40,467 from the offering after deducting the underwriting discounts and commission of $3,983.

The Company is projecting it will continue to generate significant negative operating cash flows over the next 12-months and beyond.  In consideration of i) COVID-19 uncertainties, ii) negative cash flows that are projected over the next 12-month period, iii) the $14,860 of Federal income tax liability paid in April 2021 related to the gain on sale of the OEM Businesses, and iv) approximately $8,993 of the total contingent consideration of $50,632 are expected to become due to the former owners of Holo Surgical if regulatory approval in the US is obtained in 2021, which would be paid through combination of common stock and cash; the Company has forecasted the need to raise  additional capital in order to continue as a going concern.  The Company’s operating plan for the next 12-month period also includes continued investments in its product pipeline which will necessitate additional debt and/or equity financing in addition to the funding of future operations through 2021 and beyond. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If cash resources are insufficient to satisfy the Company’s on-going cash requirements through 2021, the Company will be required to scale back operations, reduce research and development expenses, and postpone, as well as suspend capital expenditures, in order to preserve liquidity. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

In consideration of the inherent risks and uncertainties and the Company’s forecasted negative cash flows as described above, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued. Management continually evaluates plans to raise additional debt and/or equity financing and will attempt to curtail discretionary expenditures in the future, if necessary; however, in consideration of the risks and uncertainties mentioned, such plans cannot be considered probable of occurring at this time.

The recoverability of a major portion of the recorded asset amounts shown in the Company’s accompanying condensed consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its funding requirements on a continuous basis, to maintain existing financing and to succeed in its future operations. The Company’s unaudited condensed consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown.  The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a fair presentation of the unaudited condensed consolidated financial position, results of operations, comprehensive loss and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP often requires us to make estimates and judgments that affect reported amounts. These estimates and judgments are based on historical experience and assumptions that we believe to be reasonable under the circumstances. Assumptions and judgments based on historical experience may provide reported results which differ from actual results; however, these assumptions and judgments historically have not varied significantly from actual experience and we therefore do not expect them to vary significantly in the future. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. The Company includes acquisition, disposal, integration and separation related costs, which are predominantly composed of legal, consulting, advisor fee expenses, within the “Transaction and integration expense” line on the condensed consolidated comprehensive loss.

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Surgalign Spine Technologies, Inc., Paradigm Spine, LLC (“Paradigm”), Pioneer Surgical Technology, Inc. (“Pioneer Surgical”), Zyga Technology, Inc. (“Zyga”) and Holo Surgical Inc. (“Holo Surgical”). The operating results of the disposed OEM Businesses have been reported as discontinued operations in the unaudited condensed consolidated financial statements in the prior comparative periods.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Significant New Accounting Policies

Internal use Software- The Company accounts for its costs to develop computer software for internal use in accordance with Accounting Standards (“ASC”) 350-40, Internal use Software. These costs are directly attributable to the development and implementation of the new ERP system.  The Company capitalizes the costs incurred during the application development stage, which generally include costs to design the software configuration and interfaces, coding, installation and testing.

The Company begins capitalizing qualifying costs when both the preliminary project stage is complete, and management has authorized further funding.  Costs incurred during the preliminary project stage along with post implementation stages of internal use software are expensed as incurred. Capitalized development costs are currently being accumulated within CIP and are evaluated for impairment on a quarterly basis.

Liquidity

As the global outbreak of COVID-19 continues to rapidly evolve, it could continue to materially and adversely affect our revenues, financial condition, profitability, and cash flows for an indeterminate period of time.

As discussed in Note 18, the Securities and Exchange Commission (“SEC”) has an active investigation that remains ongoing.  The Company continues to cooperate with the SEC in relation to the investigation. Based on current information available to the Company, the impact associated with SEC investigation and related shareholder and derivative litigation may have on the Company cannot be reasonably estimated.

3.	Discontinued Operations

In connection with the Transactions, on July 20, 2020, the Company completed the disposition of its OEM Businesses. Accordingly, the OEM Businesses are reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations (“ASC 205-20”). The results of operations from the OEM Businesses are classified as discontinued operations in the condensed consolidated statements of comprehensive income/(loss). There were no assets or liabilities of the OEM Businesses as of December 31, 2020 or March 31, 2021 due to the transaction occurring on July 20, 2020. Applicable amounts in prior years have been recast to conform to this discontinued operations presentation.

The following table presents the financial results of the discontinued operations:

Three Months Ended March 31,
2020
Major classes of line items constituting net income from discontinued operations
Revenues	$46,625
Costs of processing and distribution	24,049
Gross profit	22,576
Expenses:
Marketing, general and administrative	5,460
Transaction and integration expenses	6,872
Total expenses	12,332
Operating income	10,244
Other expense:
Interest expense	(3,565)
Foreign exchange loss	(2)
Total other expense - net	(3,567)
Income from discontinued operations	6,677
Income tax provision	—
Net Income from discontinued operations	$6,677

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

On December 1, 2020, pursuant to the OEM Purchase Agreement, the Company received a notice from the Buyer indicating that a post-closing adjustment in an amount of up to $14 million may be owed in respect of the working capital adjustment paid at closing. The Company disagrees with Buyer’s proposed post-closing adjustment and is disputing the adjustment in accordance with the terms of the OEM Purchase Agreement. The Company updated the working capital adjustment for $1.4 million which was agreed with the Buyer as part of the adjustment report and recorded the amount in Q4 2020 in the discontinued operations.

Total operating and investing cash flows of discontinued operations for the three months ended March 31, 2020 is comprised of the following, which exclude the effect of income taxes:

Three Months Ended
March 31,
2020
Significant operating non-cash reconciliation items:
Depreciation and amortization	$941
Provision for bad debt and products returns	$6
Revenue recognized due to change in deferred revenue	$(1,188)
Stock-based compensation	$124
Paid in kind interest expense	$1,415

Significant investing items:
Purchases of property and equipment	$(1,459)
Patent and acquired intangible asset costs	$(286)

4.	Revenue from Contracts with Customers

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

Disaggregation of Revenue

The Company’s entire revenue for the three months ended March 31, 2021 and 2020 were recognized at a point in time. The following table represents total revenue by geographical region for the three months ended March 31, 2021 and 2020, respectively:

	For the Three Months Ended
	March 31,
	2021	2020
Revenues:
Domestic	$19,849	$22,272
International	3,442	4,830
Total revenues from contracts with customers	$23,291	$27,102

The Company’s performance obligations consist mainly of transferring control of implants identified in the contracts. Some of the Company’s contracts offer assurance-type warranties in connection with the sale of a product to a customer. Assurance-type warranties provide a customer with assurance that the related product will function as the parties intended because it complies with agreed-upon specifications. Such warranties do not represent a separate performance obligation and are not material to the unaudited condensed consolidated financial statements.

5.	Holo Surgical Acquisition

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

As consideration for the Holo Acquisition, the Company paid to the Seller $30,000 in cash and issued to the Seller 6,250,000 shares of common stock, par value $0.001 of the Company (“Common Stock”). In addition, the Seller is entitled to receive contingent consideration from the Company valued in an aggregate amount of up to $83 million, to be paid through the issuance of Common Stock or the payment of cash, contingent upon and following the achievement of certain regulatory, commercial and utilization milestones by specified time periods occurring up to the sixth (6th) anniversary of the closing. The Purchase Agreement provides that the Company will issue Common Stock to satisfy any contingent consideration payable to the Seller, until the total number of shares of Common Stock issued to the Seller pursuant to the Purchase Agreement (including the 6,250,000 shares of Common Stock issued at closing) is equal to 14,900,000 shares of Common Stock. Following the attainment of that limitation, the post-closing contingent payments would be payable in cash. The number of shares of Common Stock issued as contingent consideration with respect to the achievement of a post-closing milestone, if any, will be calculated based on the volume weighted average price of the Common Stock for the five (5) day trading period commencing on the opening of trading on the third trading day following the achievement of the applicable milestone. The Purchase Agreement also includes certain covenants and obligations of the Company with respect to the operation of the business of Holo Surgical that apply during the period in which the milestones may be achieved.

The Company determined that substantially all of the fair value was concentrated in the acquired in-process research and development (“IPR&D”) asset in accordance with the guidance of ASC 805, Business Combinations. As such, the acquisition was accounted for as an asset acquisition. The total consideration of the asset acquisition was determined to be $94,999, which consisted of a cash consideration of $30,000, $12,250 of the 6,250,000 shares of Common Stock issued to the Seller, direct and incremental costs of $2,117 incurred for the Holo Acquisition, and an estimated fair value of $50,632 related to the contingent consideration. The Company has determined that the contingent consideration was part of the consideration of the asset acquisition and was accounted for as a liability at fair value on the acquisition date of October 23, 2020 in accordance with ASC 480, Distinguishing Liabilities from Equity. Subsequently, the liability shall be marked to market at the end of each reporting period with any change recognized in current earnings. The fair value of the liability was $56,464 as of March 31, 2021 with $18,738 classified as current liabilities within accrued expenses while $37,726 is included as other long-term liabilities. The change in the fair value of the liability of $51 since December 31, 2020 was recognized in the gain (loss) on acquisition contingency line of the condensed consolidated statements of comprehensive income/(loss).

6.	Stock-Based Compensation

In the first three months of 2021, the Company granted 173,683 stock options, and 78,084 restricted stock awards under its 2018 Incentive Compensation Plan.

For the three months ended March 31, 2021 and 2020, the Company recognized stock-based compensation as follows:

	For the Three Months Ended
	March 31,
	2021	2020
Stock-based compensation:
Costs of goods sold	$21	$36
Marketing, general and administrative	889	1,135
Research and development	26	15
Total	$936	$1,186

For the three months ended March 31, 2021 and 2020, the Company incurred $0 and $124, respectively, of stock-based compensation expense related to the disposed OEM Businesses. These expenses have been presented in the results from discontinued operations.

7.	Net Loss Per Common Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted net income per common share is presented below:

	For the Three Months Ended
	March 31,
	2021	2020
Weighted average basic and dilutive shares	98,109,900	72,864,390

For the three months ended March 31, 2021 and 2020, the Company has recorded a net loss from its continuing operations. As a result, the Company has excluded all potential dilutive shares from the computation of the diluted net loss per common share to avoid the anti-dilutive effect.

The following table includes the number of potential dilutive shares that were excluded due to the anti-dilutive effect:

	For the Three Months Ended
	March 31,
	2021	2020
Stock Option	781,144	484,518
RSU and RSA	886,434	1,119,133
Convertible Series A Preferred Stock	—	15,152,761
Total	1,667,578	16,756,412

For the three months ended March 31, 2021 and 2020, respectively, 4,264,055 and 2,837,404 of issued stock options were not included in the computation of diluted net loss per common share because their exercise price exceeded the average market price during the period.

On October 23, 2020, the Company completed the acquisition of Holo and became obligated for a contingent consideration in an aggregate amount of $50,632, which must be first paid in shares of the Company’s common stock (in an amount up to 8,650,000 shares) and then paid in cash thereafter, contingent upon and following the achievement of certain regulatory, commercial and utilization milestones by specified time periods occurring up to the sixth (6th) anniversary of the closing. The number of shares of common stock issued as contingent consideration with respect to the achievement of a post-closing milestone, if any, will be calculated based on the volume weighted average price of the common stock for the five (5) day trading period commencing on the opening of trading on the third trading day following the achievement of the applicable milestone. As of March 31, 2021, none of the contingent events have occurred. See Note 5 for further discussion of the Holo Acquisition.

8.	Inventories

The inventory balances as of March 31, 2021 and December 31, 2020 consist entirely of finished goods and are stated on a consistent basis using the first-in, first-out method.

For the three months ended March 31, 2021 and 2020, the Company had inventory write-downs of $2,754  and $1,177, respectively.

In January 2021, the Company received notice that the CervAlign ACP system (“CervAlign”) was recalled. As the Company was made aware of the recall in December 2020, all the product was reserved at December 31, 2020 and continues to be fully reserved for as of March 31, 2021.
9.	Prepaid and Other Current Assets

Prepaid and other current assets are as follows:

	March 31,	December 31,
	2021	2020
Income tax receivable	$2,299	$4,836
Prepaid expenses	1,931	1,543
Other receivable	625	3,795
Other	146	110
	$5,001	$10,284

Other receivable as of December 31, 2020 included fees and expenses of $3,208 related to the Company’s public offering in January 2021, which was recorded as a reduction of Additional paid-in-capital upon the receipt of the proceeds from the offering.

10.	Property and Equipment

The net book value of property and equipment after accumulated depreciation and all impairment is as follows:

	March 31,	December 31,
	2021	2020
Processing equipment	$28	$35
Surgical instruments	454	440
Office equipment, furniture and fixtures	29	34
Computer equipment and software	12	12
Construction in process	3	—
	$526	$521

For the three months ended March 31, 2021 and 2020, the Company had depreciation expense in connection with property and equipment of $520 and $935, respectively using the straight line method of depreciation.

For the three months ended March 31, 2021 and 2020, the Company recorded asset impairment and abandonment charges of $2,176 and $1,879. The fair value of property and equipment was measured utilizing an orderly liquidation value of each of the underlying assets.

As of March 31, 2021 and December 31, 2020, the Company capitalized a total of $310 and $0 of internal software related to the implementation of a new ERP system.  These costs have been recorded within construction in process as the development is still on going.  As part of the quarterly impairment analysis the Company impaired $307 in March 2021.  In addition, the Company expensed $126 and $0 related to ERP implementation costs that were not capitalizable for the three-month periods ended March 31, 2021 and 2020 which are recorded in the “Marketing, general, and administrative” line on the condensed consolidated statements of comprehensive income/(loss).

The Company does not have any finance leases and the Company’s operating leases do not have any residual value guarantees, restrictions or covenants. The Company’s leases have remaining lease terms of 1 to 9 years, some of which include options to extend or terminate the leases. The option to extend is only included in the lease term if the Company is reasonably certain of exercising that option. Operating lease ROU assets are presented within other assets-net on the condensed consolidated balance sheets and are $1,251 and $1,425 as of March 31, 2021 and December 31, 2020, respectively.  The current portion of operating lease liabilities are presented within accrued expenses (see Note 12), and the non-current portion of operating lease liabilities are presented within other long-term liabilities (see Note 13) on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020, respectively.

Operating lease costs for the three-month periods ended March 31, 2021 and 2020 was $183 and $376, respectively. The company does not have any variable lease costs.

As of March 31, 2021, the weighted-average remaining lease term was 5.84 years. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, the Company estimates its incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value. The weighted-average discount rate of the Company’s operating leases was 4.93%, as of March 31, 2021.

11.	Fair Value Information

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

Acquisition Contingencies

Zyga - On January 4, 2018, the Company acquired Zyga Technology, Inc. (“Zyga”) as further explained in Note 16 below. As of March 31, 2020, and December 31, 2019, based on a probability weighted model, the Company estimated a contingent liability related to the clinical and revenue milestones of $1,130. The fair value of the contingent liability was measured using Level 3 inputs. As of December 31, 2020, the Company determined that Zyga was not expected to meet the clinical milestone to earn the contingent consideration. As such, the liability for the milestone payment was reduced to zero as of December 31, 2020.

Holo - On October 23, 2020, the Company acquired Holo Surgical as previously explained in Note 5 above. A portion of the consideration is contingent upon the achievement of certain regulatory, commercial and utilization milestones (the “milestone payment”). The contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in the loss (gain) on acquisition contingency line item in the condensed consolidated statements of income/(loss). Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liabilities.

The Company determined the fair value of each milestone payment to be the present value of the future payment amount estimated using a probability weighted model. As of March 31, 2021 and December 31, 2020, a probability of success factor ranging from 40% to 90%, and 60% to 90%, respectively, was used in the fair value calculation to reflect inherent regulatory, development and commercial risk of the contingent payments. As of March 31, 2021 and December 31, 2020, the discount rate applied ranged from 0.06% to 9.39%, and 0.11% to 16.86%, respectively. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the milestone payments is based on several factors, such as: the probability of expected achievement of the specific milestones, including risks associated with uncertainty regarding achievement and payment of milestones; obtaining regulatory approvals in the United States and Europe; development of new features used with the product; adaption of the new technology by surgeons; and placement of the devices within the field.

As of December 31, 2020, the fair value of the contingent liability was $56,515 with $8,996 classified current liability included within the accrued expenses line and $47,519 as long-term liability included within other long-term liabilities. As of March 31, 2021, the fair value of the contingent liability was $56,464 with $18,738 classified current liability included within the accrued expenses line and $37,726 as long-term liability included within other long-term liabilities. A reconciliation of the Company’s acquisition contingencies is as follows (in thousands):

Impairment	2021	2020
Beginning balance as of January 1	$56,515	$1,130
(Gain) loss	(51)	—
Purchases (settlement)	—	—
Ending balance as of March 31	$56,464	$1,130

Property and Equipment, Intangibles and Other Assets

Fair value is measured using Level 3 inputs for property and equipment, other intangible assets, and other assets. As of March 31, 2021, the Level 3 fair value was measured based on orderly liquidation value for the property and equipment and other assets. Other intangible assets Level 3 fair value was measured based on the income approach. Because the Company’s forecasted cash flow is negative, any intangible assets acquired during the period were immediately impaired, as the underlying business could not support the asset value.

Unobservable inputs for the orderly liquidation value included replacement costs (unobservable), physical deterioration estimates (unobservable) and market sales data for comparable assets and unobservable inputs for the income approach included forecasted cash flows generated from use of the intangible assets (unobservable).

Property and equipment, other intangibles and other assets were impaired and written down to their estimated fair values during the three months ended March 31, 2021 and year ended December 31, 2020. As a result of impairments recognized, the following table summarizes the fair value of assets subject to fair value measured using Level 3 inputs for the periods presented:

	March 31,	December 31,
Fair Value	2021	2020
Property and equipment - net	$526	$521
Other intangibles - net	—	—
Other assets - net (1)	12,398	10,145
	$12,924	$10,666

(1)	Other assets subject to fair value impairment under ASC 350 and ASC 360 are a subset of Other Assets – net, as presented on the Balance Sheet

Property and equipment was impaired and written down to their estimated fair values during the three months ended March 31, 2021 and 2020. Other intangible assets and other assets were impaired and written down to their estimated fair values during the three months ended March 31, 2021. The following table summarizes the impairment of assets subject to fair value measured using Level 3 inputs for the periods presented (in thousands):

	For the Three Months Ended
	March 31,
	2021	2020
Property and equipment - net	$1,778	$1,879
Other intangibles - net	161	—
Other assets - net	237	—
	$2,176	$1,879

12.	Accrued Expenses

Accrued expenses are as follows:

	March 31,	December 31,
	2021	2020
Accrued compensation	$2,798	$2,268
Accrued severance and restructuring costs	218	—
Accrued distributor commissions	3,476	4,113
Accrued leases	532	650
Accrued acquisition contingency - Holo	18,738	8,996
Other	5,054	5,617
	$30,816	$21,644

During the first quarter of 2021, management implemented a plan as part of its reorganization which resulted in $218 of accrued severance and restructuring expense for the three months ended March 31, 2021 included in severance and restructuring costs within the condensed consolidated statements of comprehensive income/(loss). The severance plan is the transition of certain employees’ responsibilities from Marquette, MI to Chicago, IL or San Diego, CA and is composed of payroll and related healthcare expenses. The total severance and restructuring costs are anticipated to be paid in full by the third quarter of 2021 and are not expected to have a material impact on cash flows of the Company in any quarterly period. No related cash payments have been made as of March 31, 2021.

13.	Other long-term liabilities

Other long-term liabilities are as follows:

	March 31,	December 31,
	2021	2020
Lease obligations	$1,125	$1,200
Acquisition contingencies	37,726	47,519
Other	2,991	2,991
	$41,842	$51,710

14.	Income Taxes

The Company evaluates the need for deferred tax asset valuation allowances based on a more likely than not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The Company has evaluated all evidence, both positive and negative, and determined that its deferred tax assets are not more likely than not to be realized. In making this determination, numerous factors were considered including the Company’s cumulative losses in recent years.

For the three months ended March 31, 2021 and 2020, the Company recorded $0.2 million income tax expense and $3.5 million income tax benefit, respectively in continuing operations. The March 31, 2021 income tax provision was primarily a result of federal interest liability as a result of timing of payments. The March 31, 2020 income tax benefit was primarily impacted by the CARES Act tax benefit referenced below.

On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was signed into law. As a result of the enactment of the CARES Act, net operating losses (“NOL’s”) can now be carried back for five years, which resulted in the Company recognizing a benefit during the first quarter of 2020 of approximately $3.5 million.

On July 20, 2020, the Company completed the disposition of its OEM Businesses and recognized a tax gain related to the OEM sale. In April 2021, the Company paid $14.9 million of Federal tax liability related to the sale of the OEM Businesses.
15.	Preferred Stock

Preferred stock is as follows:

	Preferred Stock Liquidation	Preferred Stock Issuance	Net
	Value	Costs	Total
Balance at January 1, 2021	$—	$—	$—
Amortization of preferred stock issuance costs	—	—	—
Balance at March 31, 2021	—	—	—

	Preferred Stock Liquidation	Preferred Stock Issuance	Net
	Value	Costs	Total
Balance at January 1, 2020	$66,519	$(109)	$66,410
Amortization of preferred stock issuance costs	—	46	46
Balance at March 31, 2020	66,519	(63)	66,456

On July 17, 2020, the Company received a notification from Water Street Healthcare Partners (“WSHP”) seeking redemption on or before September 14, 2020 of all of the outstanding shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”), all of which are held by WSHP. On July 24, 2020, the Company redeemed the Series A Preferred Stock for approximately $66,519 and Certificate of Retirement was filed with the Delaware Secretary of State retiring the Series A Preferred Stock.

16.	Commitments and Contingencies

Acquisition of Paradigm – On March 8, 2019, pursuant to the Master Transaction Agreement, the Company acquired Paradigm in a cash and stock transaction valued at up to $300,000, consisting of $150,000 on March 8, 2019, plus potential future milestone payments. Paradigm’s primary product is the coflex® Interlaminar Stabilization® device, a minimally invasive motion preserving stabilization implant that is FDA premarket approved for the treatment of moderate to severe lumbar spinal stenosis in conjunction with decompression.

Under the terms of the agreement, the Company paid $100,000 in cash and issued 10,729,614 shares of the Company’s common stock. The shares of Company common stock issued on March 8, 2019, were valued based on the volume weighted average closing trading price for the five trading days prior to the date of execution of the definitive agreement, representing $50,000 of value.  In addition, under the terms of the agreement, the Company may have been required to pay up to an additional $150,000 in a combination of cash and Company common stock based on a revenue earnout consideration.  The first potential earnout payment of $20,000 was based on revenues achieved during any twelve-month period ending on December 31, 2020.  As the revenue milestone was not achieved, there was no consideration due with respect to the first earnout period and the Company has no further liability with respect thereto. Based on a probability weighted model, the Company estimates a contingent liability related to the revenue based earnout of zero utilizing a Monte-Carlo simulation model. A Monte-Carlo simulation is an analytical method used to estimate fair value by performing a large number of simulations or trial runs and thereby determining a value based on the possible outcomes. Accounted for as a liability to be revalued at each reporting period, the fair value of the contingent liability was measured using Level 3 inputs, which includes weighted average cost of capital and projected revenues and costs.

Acquisition of Zyga – On January 4, 2018, the Company acquired Zyga, a spine-focused medical device company that develops and produces innovative minimally invasive devices to treat underserved conditions of the lumbar spine. Zyga’s primary product is the SImmetry® Sacroiliac Joint Fusion System. Under the terms of the merger agreement dated January 4, 2018, the Company acquired Zyga for $21,000 in consideration paid at closing (consisting of borrowings of $18,000 on its revolving credit facility and $3,000 cash on hand), $1,000 contingent upon the successful achievement of a clinical milestone, and a revenue based earnout consideration of up to an additional

$35,000.  As of March 31, 2021, the Company determined that Zyga was not expected to meet the clinical milestone to earn the contingent consideration.

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

Acquisition of Holo – As discussed in Note 5, pursuant to the terms of the Holo Purchase Agreement, the Seller will be entitled to receive contingent consideration from the Company valued in an aggregate amount of up to $83 million, to be paid through the issuance of Common Stock or the payment of cash, contingent upon and following the achievement of certain regulatory, commercial and utilization milestones by specified time periods occurring up to the sixth (6th) anniversary of the closing. The Holo Purchase Agreement provides that the Company will issue Common Stock to satisfy any contingent consideration payable to the Seller, until the total number of shares of Common Stock issued to the Seller pursuant to the Purchase Agreement (including the 6,250,000 shares of Common Stock issued at closing) is equal to 14,900,000 shares of Common Stock. Following the attainment of that limitation, the post-closing contingent payments would be payable in cash. The number of shares of Common Stock issued as contingent consideration with respect to the achievement of a post-closing milestone, if any, will be calculated based on the volume weighted average price of the Common Stock for the five (5) day trading period commencing on the opening of trading on the third trading day following the achievement of the applicable milestone. The Purchase Agreement also includes certain covenants and obligations of the Company with respect to the operation of the business of Holo Surgical that apply during the period in which the milestones may be achieved. Based on a probability weighted model, the Company estimated a total contingent liability of $50,632 with $8,993 classified as current liabilities and $41,639 classified as long-term liabilities on the acquisition date of October 23, 2020. The fair value of the liability was subsequently changed to $56,515  on December 31, 2020 with $8,996  classified as current liabilities within accrued expenses while $47,519 classified as other long-term liabilities. The fair value of the liability was $56,464 as of March 31, 2021 with $18,738 classified as current liabilities within accrued expenses while $37,726 is included as other long-term liabilities. The change in the fair value of the liability of $51 since December 31, 2020 was recognized in the gain (loss) on acquisition contingency line of the condensed consolidated statements of comprehensive income/(loss).

Manufacturing Agreements with Former OEM Affiliates – In connection with the closing of the OEM Transaction, on July 20, 2020 the Company entered into three manufacturing and distribution agreements with affiliates of Montague Private Equity:  (i) a Manufacture and Distribution Agreement (the “Hardware MDA”) with Pioneer Surgical Technology, Inc. (“Pioneer”) pursuant to which Pioneer will manufacture certain hardware implants for the Company; (ii) a Processing and Distribution Agreement with RTI Surgical, Inc. (“RTI”), an affiliate of Pioneer, pursuant to which RTI would process certain biologic implants for the Company (the “PDA”); and (ii) a Manufacture and Distribution Agreement (NanOss) pursuant to which Pioneer would manufacture certain synthetic implants for the Company (the “NanOss MDA”, and together with the Hardware MDA and the PDA, the “OEM Distribution Agreements”. The OEM Distribution Agreements contain aggregate minimum purchase obligations for each of the first three years of the agreements as follows:

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

OPM Agreement – On January 20, 2021, the Company and Oxford Performance Materials, Inc. (“Oxford”) entered into an Amended and Restated License and Supply Agreement (the “Oxford Supply Agreement”) pursuant to which Oxford licenses certain intellectual property to the Company and supplies the Company on an exclusive basis in the United States with PEKK material for use in spinal implants.  In addition to certain royalties under the Oxford Supply Agreement the Company is obligated to issue binding purchase orders in each quarter of 2021 of at least $150, or $600 in the aggregate.  Although the contract extends through 2025, there are no minimum purchase obligations beyond 2021.

San Diego Lease – On March 12, 2021, the Company entered into a Lease (the “Lease”) with SNH Medical Office Properties Trust, a Maryland real estate investment trust (the “Landlord”), to house the Company’s offices, lab and innovation space (the “Building”) in San Diego, California. The initial term of the Lease is twelve (12) years, with one (1) extension option for a period of seven (7) years.

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

17.	Legal Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. Based on the information currently available to the Company, including the availability of coverage under its insurance policies, the Company does not believe that any of these claims that were outstanding as of March 31, 2021 will have a material adverse impact on its financial position or results of operations. The Company’s accounting policy is to accrue for legal costs as they are incurred.

OEM Purchase Agreement Working Capital Dispute — On December 1, 2020, pursuant to the OEM Purchase Agreement, we received a notice from the Buyer indicating that a post-closing adjustment in an amount of up to $14 million may be owed in respect of the working capital adjustment paid at closing. We disagree with Buyer’s proposed post-closing adjustment and are disputing the adjustment in accordance with the terms of the OEM Purchase Agreement. The Company updated the working capital adjustment for $1.4 million which was agreed with the Buyer as part of the adjustment report and recorded the amount in Q4 2020 in the discontinued operations. The Company expects the matter to be resolved in the second quarter.

Coloplast — RTI Surgical, Inc., as a predecessor to the Company, is presently named as co-defendant along with other companies in a small percentage of the transvaginal surgical mesh (“TSM”) mass tort claims being brought in various state and federal courts. The TSM litigation has as its catalyst various Public Health Notifications issued by the FDA with respect to the placement of certain TSM implants that were the subject of 510k regulatory clearance prior to their distribution. The Company does not process or otherwise manufacture for distribution in the U.S. any implants that were the subject of these FDA Public Health Notifications. The Company denies any allegations against it and intends to continue to vigorously defend itself.

In addition to claims made directly against the Company, Coloplast, a distributor of TSM’s and certain allografts processed and private labeled for them under a contract with the Company, has also been named as a defendant in individual TSM cases in various federal and state courts.  Coloplast requested that the Company indemnify or defend Coloplast in those claims which allege injuries caused by the Company’s allograft implants, and on April 24, 2014, Coloplast sued RTI Surgical, Inc. in the Fourth Judicial District of Minnesota for declaratory relief and breach of contract.  On December 11, 2014, Coloplast entered into a settlement agreement with RTI Surgical, Inc. and Tutogen Medical, Inc. (the “Company Parties”) resulting in dismissal of the case.  Under the terms of the settlement agreement, the Company Parties are responsible for the defense and indemnification of two categories of present and future claims:  (1) tissue only (where Coloplast is solely the distributor of Company processed allograft tissue and no Coloplast-manufactured or distributed synthetic mesh is identified) (“Tissue Only Claims”), and (2) tissue plus non-Coloplast synthetic mesh (“Tissue-Non-Coloplast Claims”) (the Tissue Only Claims and the Tissue-Non-Coloplast Claims being collectively referred to as “Indemnified Claims”).  As of March 31, 2021, there are a cumulative total of 1,157 Indemnified Claims for which the Company Parties are providing defense and indemnification. In connection with the Transactions, liabilities related to these claims remained a liability retained by the Company The defense and indemnification of these cases are covered under the Company’s insurance policy subject to a reservation of rights by the insurer.

Based on the current information available to the Company, the impact that current or any future TSM litigation may have on the Company cannot be reasonably estimated.

LifeNet — On June 27, 2018, LifeNet Health, Inc. (“LifeNet”) filed a patent infringement lawsuit in the United States District Court for the Middle District of Florida (since moved to the Northern District of Florida) claiming infringement of five of its patents by the Company’s predecessor RTI Surgical, Inc. The suit requests damages, enhanced damages, reimbursement of costs and expenses, reasonable attorney fees, and an injunction. The asserted patents are expired. On April 7, 2019, the Court granted the Company’s request to stay the lawsuit pending the U.S. Patent Trial and Appeal Board’s (PTAB) decision whether to institute review of the patentability of LifeNet’s patents. On August 12, 2019 the PTAB instituted review of three LifeNet patents, and on September 3, 2019 the PTAB instituted review of the remaining two. On August 4,2020 and August 26, 2020, the PTAB issued final written decisions finding that certain claims were shown to be unpatentable and others not. Neither party appealed the PTAB’s decisions with respect to the three LifeNet patents on which the PTAB instituted review on August 12, 2019.  With respect to the remaining two LifeNet patents, Surgalign filed Notices of Appeal with the Federal Circuit on October 27, 2020 and LifeNet filed a Notice of Cross-appeal on November 9, 2020. The briefings related to these appeals were filed in March and April respectively. In connection with the Transactions, liabilities related to these claims remained a liability retained by the Company. The Company continues to believe the suit is without merit and will vigorously defend its position. Based on the current information available to the Company, the impact that current or any future litigation may have on the Company cannot be reasonably estimated.

Securities Class Action— There is currently ongoing stockholder litigation related to the Company’s Investigation (as defined below).  A class action complaint was filed by Patricia Lowry, a purported shareholder of the Company, against the Company, and certain current and former officers of the Company, in the United States District Court for the Northern District of Illinois on March 23, 2020 asserting claims under Sections 10(b) and 20(a) the Securities Exchange Act of 1934 (the “Exchange Act”) and demanding a jury trial (“Lowry Action”).   The court appointed a different shareholder as Lead Plaintiff and she filed an amended complaint on August 31, 2020.  On October 15, 2020, the Company and the other-named defendants moved to dismiss the amended complaint. In April 2021, the court denied the defendants’ motions to dismiss. The case will now move to the discovery phase.

Derivative Lawsuits—Three derivative lawsuits have also been filed on behalf of the Company, naming it as a nominal defendant, and demanding a jury trial.  On June 5, 2020, David Summers filed a shareholder derivative lawsuit (“Summers Action”) against certain current and former directors and officers of the Company (as well as the Company as a nominal defendant), in the United States District Court for the Northern District of Illinois asserting statutory claims under Sections 10(b), 14(a) and 20(a) of the Exchange Act, as well as common law claims for breach of fiduciary duty, unjust enrichment and corporate waste.  Thereafter, two similar shareholder derivative lawsuits asserting many of the same claims were filed in the same court against the same current and former directors and officers of the Company (as well as the Company as a nominal defendant).  The three derivative lawsuits have been consolidated into the first-filed Summers Action.  On September 6, 2020 the court entered an order staying the Summers Action pending resolution of the motions to dismiss in the Lowry Action. The court has not yet taken action regarding the derivative actions.

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

18.	Regulatory Actions

SEC Investigation— As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020, and the Form 10-K filed with the SEC on June 8, 2020, the Audit Committee of the Board of Directors, with the assistance of independent legal and forensic accounting advisors, conducted an internal investigation of matters relating to the Company’s revenue recognition practices for certain contractual arrangements, primarily with customers of the Company’s formerly-owned OEM Businesses, including the accounting treatment, financial reporting and internal controls related to such arrangements (the “Investigation”). The Investigation also examined transactions to understand the practices related to manual journal entries for accrual and reserve accounts.  As a result of the Investigation, the Audit Committee concluded that the Company would restate its previously issued audited financial statements for fiscal years 2018, 2017 and 2016, selected financial data for fiscal years 2015 and 2014, the unaudited condensed consolidated financial statements for the quarterly periods within these years commencing with the first quarter of 2016, as well as the unaudited condensed consolidated financial statements for the quarterly periods within the 2019 fiscal year.  The Investigation was precipitated by an investigation by the U.S. Securities and Exchange Commission initially related to the periods 2014 through 2016 (the “SEC Investigation”). The SEC Investigation is ongoing and the Company is cooperating with the SEC.  The Company has contacted the SEC regarding a potential settlement of the SEC Investigation and is awaiting a response.  Based on the current information available to the Company the financial or other impact of the SEC Investigation cannot be reasonably determined.

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

19.	Related Party Transactions

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

The Holo Surgical Acquisition

As discussed in Note 5, on September 29, 2020, the Company entered into the Holo Purchase Agreement, pursuant to which, among other things, the Company consummated the Acquisition on October 23, 2020. As consideration for the Acquisition, the Company paid to Seller $30,000 in cash and issued to Seller 6,250,000 shares of its common stock with a fair value of $12,250. In addition, the Seller will be entitled to receive contingent consideration from the Company valued at $50,632 as of October 23, 2020, which must be first paid in shares of our common stock (in an amount up to 8,650,000 shares) and then paid in cash thereafter, contingent upon and following the achievement of certain regulatory, commercial and utilization milestones by specified time periods occurring up to the sixth (6th) anniversary of the Closing Date. Dr. Pawel Lewicki, a member of the Company’s board of directors, indirectly owns approximately 57.5% of the outstanding ownership interests in the Seller. Dr. Lewicki was appointed to the Company’s board of directors on November 23, 2020.

Simpson Consulting Agreement

On July 15, 2020, the Board appointed Stuart F. Simpson to serve as the Chairman of the Board, effective immediately upon consummation of the transactions contemplated by the Holo Surgical Purchase Agreement. On July 20, 2020, Mr. Simpson entered into a consulting agreement (“the Consulting Agreement”) with the Company, pursuant to which he will provide consulting services to the Company. The Consulting Agreement has an initial term of three years, but may be extended with the mutual agreement of the parties. Mr. Simpson will be entitled to an annual consulting fee of $275 per year during the term of the Consulting Agreement, payable in 12 equal monthly installments, and the Company agreed to enter into a restricted stock award agreement, pursuant to which the Company will grant to Mr. Simpson a restricted stock award equal to $825. The restricted stock grant shall vest in three equal amounts on the first, second and third anniversaries of the grant date. These amounts are in lieu of any amounts Mr. Simpson would otherwise receive as a director.

20.	Subsequent Events

The Company evaluated subsequent events as of the issuance date of the unaudited condensed consolidated financial statements as defined by FASB ASC 855, Subsequent Events.

On April 30, 2021, the Company and Surgalign Spine Technologies, Inc., a Delaware corporation and wholly owned subsidiary, entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”), with a fully capable machine shop (“the Shop”, which provides for the Company to acquire all property, plant and equipment of the Shop. The shop designs and manufactures products for the medical device and aerospace industries.

Pursuant to the terms of the Asset Purchase Agreement, the Company agreed to pay an aggregate amount $1,100, subject to certain purchase price adjustments. The acquisition was closed on April 30, 2021. At the closing, the Company paid $330 and issued restricted shares with an aggregate fair market value of $220 to the seller.

The initial accounting for the Asset Purchase Agreement is incomplete as the Company is in the process of obtaining and reviewing additional information related to the acquisition, including an analysis of the estimated fair value of assets acquired and liabilities assumed. Such information will be subsequently disclosed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Statement Relating to Forward Looking Statements

Information contained in this filing contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “requires,” “hopes,” “assumes” or comparable terminology, or by discussions of strategy. There can be no assurance that the future results covered by these forward-looking statements will be achieved. Some of the matters described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2020, or in subsequent Quarterly Reports on Form 10-Q (including this one), constitute cautionary statements which identify some of the factors regarding these forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in these forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.

Management Overview

We are a global medical technology company committed to the promise of digital surgery and is building out its digital surgery platform to drive transformation across the surgical landscape. We have a broad portfolio of spinal hardware implants, including solutions for fusion procedures in the lumbar, thoracic, and cervical spine, motion preservation solutions for the lumbar spine, and a minimally invasive surgical implant system for fusion of the sacroiliac joint. We also have a portfolio of advanced and traditional orthobiologics, or biomaterials. In addition to our spinal hardware and biomaterials portfolios, we are developing a digital surgery platform that we call ARAI, for Augmented Reality and Artificial Intelligence, which we believe is one of the most advanced artificial intelligence technologies being applied to surgery, designed to automatically segment, identify, and recognize patient anatomy to autonomously assist the surgeon throughout the surgical procedure. This proprietary artificial intelligence-based platform system is an intelligent anatomical mapping technology designed to assist surgeons by allowing them to remain in safe anatomical zones, and to enhance surgical performance. We plan to leverage our digital surgery platform to improve patient outcomes and drive adoption of our spinal hardware implants and biomaterials products. We are developing a pipeline of new innovative technologies that we plan to integrate with our digital surgery platform.

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

On July 17, 2020, we received a notification from WSHP seeking redemption on or before September 14, 2020 of all of the outstanding shares of the Series A Preferred Stock, all of which are held by WSHP. On July 24, 2020, we redeemed the Series A Preferred Stock for approximately $67 million, a Certificate of Retirement was filed with the Delaware Secretary of State retiring the Series A Preferred Stock, and the WSHP representatives resigned from the Company’s Board of Directors.

On December 1, 2020, pursuant to the OEM Purchase Agreement, we received a notice from the Buyer indicating that a post-closing adjustment in an amount of up to $14 million may be owed in respect of the working capital adjustment paid at closing. We disagree with Buyer’s proposed post-closing adjustment and are disputing the adjustment in accordance with the terms of the OEM Purchase Agreement. We expect this matter to be resolved in the second quarter.

The OEM Businesses met the criteria within ASC 205-20 to be reported as discontinued operations because the Transactions were a strategic shift in business that had a major effect on our operations and financial results. Therefore, we are reporting the historical results of the OEM Businesses including the results of operations and cash flows as discontinued operations, and related assets and liabilities were retrospectively reclassified as assets and liabilities of discontinued operations for all periods presented herein. Unless otherwise noted, applicable amounts in the prior year have been recast to conform to this discontinued operations presentation. See Note 3 of the unaudited condensed consolidated financial Statements in Part I, Item 1, “Unaudited Condensed Consolidated Financial Statements” of this Exhibit for additional information. Unless otherwise indicated, the following information relates to continuing operations. A more complete description of our business prior to the Transactions is included in Item 1. “Business”, in Part I of the Annual Report on Form 10-K for the year ended December 31, 2020 that was previously filed with the Securities and Exchange Commission (“SEC”) on March 16, 2021.

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

Results of Operations

The following table set forth, in both thousands of dollars and as a percentage of revenues, the results of our operations for the three months ended March 31, 2021 and 2020, respectively.

	For the Three Months Ended March 31,
	2021		2020
Revenues	$23,291	100.0%	$27,102	100.0%
Cost of goods sold	6,238	26.8%	9,224	34.0%
Gross profit	17,053	73.2%	17,878	66.0%
Expenses:
Marketing, general and administrative	25,943	111.4%	37,193	137.2%
Research and development	2,875	12.3%	4,282	15.8%
Severance and restructuring costs	218	0.9%	-	0.0%
Gain on acquisition contingency	(51)	-0.2%	-	0.0%
Asset impairment and abandonments	2,176	9.3%	1,879	6.9%
Transaction and integration expenses	322	1.4%	2,409	8.9%
Total operating expenses	31,483	135.2%	45,763	168.9%
Operating loss	(14,430)	-62.0%	(27,885)	-102.9%
Other income (expense):
Interest income	4	0.0%	50	0.2%
Foreign exchange loss	(545)	-2.3%	(244)	-0.9%
Total other expense - net	(541)	-2.3%	(194)	-0.7%
Loss before income tax benefit	(14,971)	-64.3%	(28,079)	-103.6%
Income tax (expense) benefit	(219)	-0.9%	3,539	13.1%
Net loss from continuing operations	(15,190)	-65.2%	(24,540)	-90.5%
Discontinued operations (Note 3)
Income from operations of discontinued operations	-	0.0%	6,677	24.6%
Income tax expense	-	0.0%	-	0.0%
Net income from discontinued operations	-	0.0%	6,677	24.6%
Net loss applicable to common shares	(15,190)	-65.2%	(17,863)	-65.9%
Other comprehensive gain (loss):		0.0%		0.0%
Unrealized foreign currency translation gain (loss)	71	0.3%	(370)	-1.4%
Comprehensive loss	$(15,119)	-64.9%	$(18,233)	-67.3%

Three Months Ended March 31, 2021, Compared With Three Months Ended March 31, 2020

Revenues – Our revenues decreased $3.8 million, or 14.1%, to $23.3 million for the three months ended March 31, 2021, compared to $27.1 million for the three months ended March 31, 2020, primarily due to decreased demand during the quarter as a result of reduction in elective surgical procedures primarily related to COVID-19 impacting our business.

Cost of Goods Sold – Costs of goods sold decreased $3.0 million, or 32.4%, to $6.2 million for the three months ended March 31, 2021, compared to $9.2 million for the three months ended March 31, 2020. Adjusted for the impact of purchase accounting step-up, cost of goods sold decreased $2.6 million or 31.6%, to $5.7 million, or 24.3% of revenue, for the three months ended March 31, 2021, compared to $8.3 million, or 30.8% of revenue, for the three months ended March 31, 2020. The decrease in costs of goods sold was primarily due to reduction in revenue and related impact on product mix.

Marketing, General and Administrative Expenses – Marketing, general and administrative expenses decreased $11.3 million, or 30.2%, to $25.9 million for the three months ended March 31, 2021, compared to $37.2 million for the three months ended March 31, 2020. The decrease in marketing, general and administrative costs is driven by a $13.0 million reduction in spending through the simplification of the distribution and marketing infrastructure and reduction in spending due to the sale of the OEM Businesses offset by incremental bad debt reserves of approximately $1.7 million for the three months ended March 31, 2021.

Research and Development Expenses – Research and development expenses decreased $1.4 million or 32.9%, to $2.9 million for the three months ended March 31, 2021, compared to $4.3 million for the three months ended March 31, 2020. The decrease in research and development expenses is a result of a reduction in spending on new product development, specifically external consultant and advisor expense, as the Company has begun to rebuild our R&D organization after the sale of the OEM business.

Asset Impairment and Abandonments– Asset impairment and abandonments expenses were $2.2 million for the three months ended March 31, 2021, which was primarily the result of property and equipment being impaired.

Transaction and Integration Expenses – Transaction and integration expenses related to the acquisition of the Holo Surgical business were $0.3 million for the three months ended March 31, 2021, compared to $2.4 million of Paradigm acquisition costs for the three months ended March 31, 2020.

Total Net Other Expense – Total net other expense, which includes interest income, and foreign exchange loss, increased $0.3 million to $0.5 million as a result of foreign exchange loss associated with our foreign operations for the three months ended March 31, 2021, from $0.2 million loss for the three months ended March 31, 2020.

Income Tax (Expense) Benefit – Income tax expense for the three months ended March 31, 2021, increased $3.8 million to a $0.2 million income tax expense from the $3.5 million benefit for the three months ended March 31, 2020. As the comparative periods both have full valuation allowances, the increase is the result of non-recurring discrete tax activity including a federal interest liability and the CARES Act tax benefit for March 31, 2021 and 2020, respectively.

Discontinued Operations – Net income from discontinued operations for the three months ended March 31, 2020 was $6.7 million.

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

To supplement our unaudited condensed consolidated financial statements presented on a GAAP basis, we disclose non-GAAP net income applicable to common shares and non-GAAP gross profit adjusted for certain amounts.  The calculation of the tax effect on the adjustments between GAAP net loss applicable to common shares and non-GAAP net income applicable to common shares is based upon our estimated annual GAAP tax rate, adjusted to account for items excluded from GAAP net loss applicable to common shares in calculating non-GAAP net income applicable to common shares.  Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP measures are included in the reconciliations below:

Non-GAAP Net Income Applicable to Common Shares, Adjusted:

	For the Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Net loss from continuing operations, as reported	$(15,190)	$(24,540)
Severance and restructuring costs	218	—
Gain on acquisition contingency	(51)	—
Asset impairment and abandonments	2,176	1,879
Inventory purchase price adjustment	527	878
Transaction and integration expenses	322	2,409
Tax effect on adjustments	—	—
Non-GAAP net loss applicable to common shares, adjusted	$(11,998)	$(19,374)

Non-GAAP Gross Profit, Adjusted:

	For the Three Months Ended
	March 31,
	2021	2020
	(In thousands)
Revenues	$23,291	$27,102
Costs of goods sold	6,238	9,224
Gross profit, as reported	17,053	17,878
Inventory purchase price adjustment	527	878
Non-GAAP gross profit, adjusted	$17,580	$18,756

The following are explanations of the adjustments that management excluded as part of the non-GAAP measures for the three months ended March 31, 2021 and 2020. Management removes the amount of these costs including the tax effect on the adjustments from our operating results to supplement a comparison to our past operating performance.

2021 Severance and restructuring costs – These costs relate to the reduction of our organizational structure, primarily driven by simplification of our Marquette, MI location.

2021 and 2020 Asset impairment and abandonments – These costs relate to asset impairment and abandonments of certain long-term assets within the asset group.

2021 Gain on acquisition contingency – The gain on acquisition contingency relates to an adjustment to our estimate of obligation for future milestone payments on the Holo acquisition.

2021 and 2020 Transaction and integration expenses – These costs relate to professional fees associated with the acquisition of Holo Surgical and other matters.

2021 and 2020 Inventory purchase price adjustment – These costs relate to the purchase price effects of acquired Paradigm inventory that was sold during the three months ended March 31, 2021 and 2020.

Liquidity and Capital Resources

As the global outbreak of COVID-19 continues to rapidly evolve, it could continue to materially and adversely affect our revenues, financial condition, profitability, and cash flows for an indeterminate period of time.

As discussed in Note 18, the Securities and Exchange Commission (“SEC”) has an active investigation that remains ongoing.  The Company continues to cooperate with the SEC in relation to its investigation. Based on current information available to the Company, the impact associated with SEC investigation and shareholder litigation may have on the Company cannot be reasonably estimated.

Going Concern

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation assumes that we will continue in operation one year after the date these unaudited condensed consolidated financial statements are issued, and we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business.

As of March 31, 2021, we had cash of $63,763 and an accumulated deficit of $500,152 For the three months ended March 31, 2021, we had a loss from continuing operations of $15,190. We have incurred losses from operations in the previous two fiscal years and did not generate positive cash flows from operations in fiscal year 2020 or for the three months ended March 31,2021.

On February 1, 2021, we closed a public offering and sold a total 28,700,000 shares of our common stock at a price of $1.50 per share, less the underwriter discounts and commissions. We received net proceeds of $40,467 from the offering after deducting the underwriting discounts and commission of $3,983.

We project we will continue to generate significant negative operating cash flows over the next 12-months and beyond.  In consideration of: i) COVID-19 uncertainties, ii) negative cash flows that are projected over the next 12-month period, iii) the $14.9 million of Federal income tax liability paid in April 2021 related to the gain on sale of the OEM Businesses, iv) uncertainty regarding potential settlements related to ongoing litigation and regulatory investigations, and v) approximately $9 million of the total contingent consideration of $50.6 million are expected to become due to the former owners of Holo Surgical if regulatory approval in the US is obtained in 2021, which would paid through combination of common stock and cash; we have forecasted the need to raise additional capital in order to continue as a going concern.  The Company’s operating plan for the next 12-month period also includes continued investments in its product pipeline which will necessitate additional debt and/or equity financing in addition to the funding of future operations through 2021 and beyond.

In consideration of the inherent risks and uncertainties and the Company’s forecasted negative cash flows as described above, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date the unaudited condensed consolidated financial statements are issued. Management continually evaluates plans to raise additional debt and/or equity financing and will attempt to curtail discretionary expenditures in the future, if necessary, however, in consideration of the risks and uncertainties mentioned, such plans cannot be considered probable of occurring at this time.

The recoverability of a major portion of the recorded asset amounts shown in the Company’s accompanying condensed consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its funding requirements on a continuous basis, to maintain existing financing and to succeed in its future operations. The Company’s unaudited condensed consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Three Months Ended
	March 31	March 31
	2021	2020
Net cash (used in) provided by operating activities	$(14,526)	$6,516
Net cash used in investing activities	(2,482)	(5,370)
Net cash provided by (used in) financing activities	36,397	(173)
Effect of exchange rate changes on cash and cash equivalents	412	(24)
Net increase in cash and cash equivalents	$19,801	$949
Cash and cash equivalents, beginning of period	43,962	5,608
Cash and cash equivalents, end of period	$63,763	$6,557

At March 31, 2021, we had 115 days of revenues outstanding in trade accounts receivable, an increase of 19 days compared to the three months ended December 31, 2020. The increase is primarily driven due to timing of collections from our customers as a result of COVID-19 impacts.

At March 31, 2021, excluding the purchase accounting step-up of Paradigm inventory, we had 436 days of inventory on hand, an increase of 237 days compared to the three months ended December 31, 2020. The increase in inventory days is primarily due to the continued purchase of implants in the most recent quarter. We believe that our inventory levels will be adequate to support our on-going operations.

As of March 31, 2021, we have no material off-balance sheet arrangements.

Certain Commitments.

The following table provides a summary of our operating lease obligations and other significant obligations as of March 31, 2021.

	Contractual Obligations Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	66,965	1,418	5,169	10,975	49,403
Purchase obligations (1)	140,313	42,247	65,942	32,124	—
Acquisition contingencies	56,464	18,738	37,726	—	—
Total	$263,742	$62,403	$108,837	$43,099	$49,403

(1)	These amounts consist of contractual obligations for capital expenditures and open purchase orders.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities.

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities.  We are exposed to interest rate risk in the United States and Germany. Changes in interest rates affect interest income earned on cash and cash equivalents. We have not entered into derivative transactions related to cash and cash equivalents. As of March 31, 2021, we did not have any outstanding indebtedness.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. Our international operations currently transact business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on March 31, 2021 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations. We do not expect changes in exchange rates to have a material adverse effect on our income or our cash flows in 2021. However, we can give no assurance that exchange rates will not significantly change in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2021, due to the existence of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or unaudited interim financial statements will not be prevented or detected on a timely basis.

As previously identified and described more fully under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, we identified material weaknesses in the control environment, risk assessment, control activities, monitoring activities, information and communication components of internal control as we did not appropriately design controls in response to the risk of misstatement due to changes in our business environment. The material weaknesses resulted in misstatements that were corrected in the restatement included in our Annual Report on Form 10-K for the year ended December 31, 2019. The material weaknesses have not been remediated as of March 31, 2021.

Additionally, the material weaknesses described above could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement of the annual or unaudited interim consolidated financial statements that would not be prevented or detected.

Remediation Efforts to Address Material Weakness

Our management, with oversight from our Audit Committee, continues to take action on the remediation plan more fully described under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  This plan includes enhancing the overall internal control environment, the addition of experienced internal resources and/or third-party advisors and the implementation of additional controls and procedures to strengthen our internal controls over financial reporting.  While the remediation plan has been developed, and action has been taken on resolution of required activities within it, there are still a significant number of steps to be taken to enable management to complete the remediation.  Accordingly, we concluded that the material weaknesses had not yet been remediated as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

Material weaknesses identified in our internal control over financial reporting discovered in fiscal year 2020 existed as of December 31, 2018. Management has taken remediation activities since the time the material weaknesses were identified; however, the remediated controls were not in place for a sufficient period of time to be tested for their design and operational effectiveness. As such, there were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as of March 31, 2021.

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

The Audit Committee completed its Investigation in the second quarter of 2020.  On April 7, 2020, the Audit Committee of the Board concluded that the Company would restate its previously issued audited financial statements for fiscal years 2018, 2017 and 2016, selected financial data for fiscal years 2015 and 2014, the unaudited condensed consolidated financial statements for the quarterly periods within these years commencing with the first quarter of 2016, as well as the unaudited condensed consolidated financial statements for the quarterly periods within the 2019 fiscal year. The Company filed the restated financial statements on June 8, 2020.

Based on the results of the Investigation, the Company concluded that revenue for certain invoices should have been recognized at a later date than when originally recognized. In response to binding purchase orders from certain customers of the formerly owned OEM Businesses, goods were shipped and received by the customers before requested delivery dates and agreed-upon delivery windows. In many instances the OEM customers requested or approved the early shipments, but the Company determined that on other occasions the goods were delivered early without obtaining the customers’ affirmative approval. Some of those unapproved shipments were shipped by employees in order to generate additional revenue and resulted in shipments being pulled from a future quarter into an earlier quarter. In addition, the Company concluded that in July 2017 an adjustment was improperly made to a product return provision in the Direct Division. The revenue for those shipments was restated, as well as for other orders that shipped earlier than the purchase order due date in the system for which the Company could not locate evidence that the OEM customers had requested or approved the shipments. In addition, the Company concluded that in the periods from 2015 through the fourth quarter of 2018, certain adjustments were incorrectly or erroneously made via manual journal entries to accrual/reserve accounts, including a July 2017 adjustment to a product return provision in the Direct Division, among others. Accordingly, the Company restated its financial statements to correct these adjustments.

There is currently ongoing stockholder litigation related to the Company’s Investigation (as defined below).  A class action complaint was filed by Patricia Lowry, a purported shareholder of the Company, against the Company, and certain current and former officers of the Company, in the United States District Court for the Northern District of Illinois on March 23, 2020 asserting claims under Sections 10(b) and 20(a) the Securities Exchange Act of 1934 (the “Exchange Act”) and demanding a jury trial (“Lowry Action”).   The court appointed a different shareholder as Lead Plaintiff and she filed an amended complaint on August 31, 2020.  On October 15, 2020, the Company and the other-named defendants moved to dismiss the amended complaint. In April 2021, the court denied the defendants’ motions to dismiss. The case will now move to the discovery phase.

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

For a further description, we refer you to Part I, Item 1, Note 17 entitled “Legal Actions” to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of material legal proceedings.

Item 1A.	Risk Factors

Except as described below, there has been no material change in our risk factors as previously disclosed in Part I, Item 1.A., Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 16, 2021.

The recent resignation of our independent auditor could delay our future SEC filings and adversely affect our business.

As previously disclosed, on April 5, 2021, Deloitte & Touche LLP resigned as our auditors. This resignation is effective no later than the earlier of the filing of the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2021 or the Company’s engagement of a successor independent registered public accounting firm. Although the Company is in the process of engaging a new audit firm, no assurance can be given as to when such engagement will be complete.  The process of engaging and onboarding a new auditor can be costly and time consuming for management.  While we do not expect the change in auditors to delay our future filings with the SEC, such a delay is possible if we are unable to timely engage and onboard the new auditor. These events could adversely affect our financial condition and results of operations, or impact our ability to obtain financing.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to our repurchases of our common stock during the three months ended March 31, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 to January 31, 2021	7,294	$2.19	—	—
February 1, 2021 to February 28, 2021	39,589	$2.51	—	—
March 1, 2021 to March 31, 2021	—	$—	—	—

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards, their tax withholdings obligations.
Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Item 6.	Exhibits

3.1	Amended and Restated Bylaws of Surgalign Holdings, Inc., adopted on November 13, 2020

3.2	Second Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, effective as of May 4, 2021. #

3.3	Amended and restated Bylaws of the Company, effective as of November 13, 2020. (1)

4.1	Certificate of Retirement of Series A Convertible Preferred Stock of the Company, effective as of July 24, 2020. (2)

10.1	Lease by and between SNH Medical Office Properties Trust and Surgalign Spine Technologies, Inc., dated March 12, 2021. #

10.2	Employment Agreement between the Company and Joshua H. DeRienzis dated March 12, 2021. (3)@

31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*

Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of such omitted schedule to the Securities and Exchange Commission upon request.

#	Filed herewith.
(1)	Incorporated by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q filed by the Registrant on November 16, 2020.
(2)	Incorporated by reference to Exhibit 3.1 to Registrant’s Current Report on Form 8-K filed by the Registrant on July 24, 2020.
(3)	Incorporated by reference to Exhibit 10.23 to Registrant’s Annual Report on Form 10-K filed by the Registrant on March 16, 2021.
@	Indicates a management contract or any compensatory plan, contract, or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGALIGN HOLDINGS, INC. (Registrant)

By:	/s/ Terry M. Rich
Terry M. Rich President and Chief Executive Officer

By:	/s/ Jonathon M. Singer
Jonathon M. Singer Chief Financial and Operating Officer

Date: May 10, 2021