Form 10-Q
period 2021-06-30
SURGALIGN HOLDINGS, INC.
filed 2021-08-06
CIK 1760173

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes  ☐    No  ☒

Shares of common stock, $0.001 par value, outstanding on August 4, 2021:  139,410,776

SURGALIGN HOLDINGS, INC.

FORM 10-Q For the Quarter Ended June 30, 2021

Part I	Financial Information
Item 1.	Unaudited Condensed Consolidated Financial Statements

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Balance Sheets

(Unaudited, in thousands, except share data)

	June 30,	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$69,257	$43,962
Accounts receivable - less allowances of $10,622 at June 30, 2021 and $8,203 at December 31, 2020	30,503	27,095
Inventories - current	26,466	22,841
Prepaid and other current assets	23,422	10,284
Total current assets	149,648	104,182
Non-current inventories	8,889	7,856
Property and equipment - net	1,045	521
Other assets - net	10,228	10,145
Total assets	$169,810	$122,704

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$9,577	$13,418
Accrued expenses	42,725	21,644
Accrued income taxes	497	11,761
Total current liabilities	52,799	46,823
Acquisition contingencies	35,743	47,519
Warrant liability	24,226	—
Other long-term liabilities	4,230	4,192
Total liabilities	116,998	98,534
Commitments and contingencies (Note 18)

Stockholders' equity:
Common stock, $.001 par value: 300,000,000 shares authorized; 139,416,899 and 81,678,179 shares issued and outstanding, as of June 30, 2021 and December 31, 2020, respectively	139	81
Additional paid-in capital	577,186	517,123
Accumulated other comprehensive loss	(2,380)	(2,416)
Accumulated deficit	(516,344)	(484,962)
Less treasury stock, 1,501,257 and 1,444,578 shares, as of June 30, 2021 and December 31, 2020, respectively, at cost	(5,789)	(5,656)
Total stockholders' equity	52,812	24,170
Total liabilities and stockholders' equity	$169,810	$122,704

See notes to unaudited condensed consolidated financial statement.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Comprehensive Income / (Loss)

(Unaudited, in thousands, except share and per share data)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues	$24,834	$20,534	$48,125	$47,636
Cost of goods sold	7,229	9,469	13,467	18,693
Gross profit	17,605	11,065	34,658	28,943
Operating Expenses:
Marketing, general and administrative	25,541	32,148	51,701	69,341
Research and development	3,183	3,274	6,059	7,556
Gain on acquisition contingency	(2,236)	(130)	(2,287)	(130)
Asset impairment and abandonments	2,206	882	4,382	2,761
Transaction and integration expenses	2,188	6	2,510	2,415
Total operating expenses	30,882	36,180	62,365	81,943
Operating loss	(13,277)	(25,115)	(27,707)	(53,000)
Other (income) expense - net:
Other (income) expense - net	(101)	(21)	(105)	(71)
Foreign exchange (gain) loss	(95)	(195)	450	49
Change in fair value of warrant liability	(2,523)	—	(2,523)	—
Total other (income) expense - net	(2,719)	(216)	(2,178)	(22)
(Loss) before income tax provision (benefit)	(10,558)	(24,899)	(25,529)	(52,978)
Income tax provision (benefit)	81	47	300	(3,492)
Net loss from continuing operations	(10,639)	(24,946)	(25,829)	(49,486)
Discontinued operations (Note 3)
(Loss) from operations of discontinued operations	(6,316)	(16,963)	(6,316)	(10,286)
Income tax (benefit)	(763)	(3,345)	(763)	(3,345)
Net (loss) from discontinued operations	(5,553)	(13,618)	(5,553)	(6,941)
Net (loss) applicable to common shares	(16,192)	(38,564)	(31,382)	(56,427)

Other comprehensive loss (gain):
Unrealized foreign currency translation loss (gain)	35	(298)	(36)	72
Comprehensive loss	$(16,227)	$(38,266)	$(31,346)	$(56,499)

Net loss from continuing operations per common share - basic	$(0.09)	$(0.34)	$(0.24)	$(0.68)
Net loss from continuing operations per common share - diluted	$(0.09)	$(0.34)	$(0.24)	$(0.68)
Net loss from discontinued operations per common share - basic	$(0.05)	$(0.19)	$(0.05)	$(0.10)
Net loss from discontinued operations per common share - diluted	$(0.05)	$(0.19)	$(0.05)	$(0.10)
Weighted average shares outstanding - basic	114,271,780	72,642,215	106,279,658	72,981,134
Weighted average shares outstanding - diluted	114,271,780	72,642,215	106,279,658	72,981,134

See notes to unaudited condensed consolidated financial statements.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statement of Stockholders' Equity

(Unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2021	$81	$517,123	$(2,416)	$(484,962)	$(5,656)	$24,170
Net loss	—	—	—	(15,190)	—	(15,190)
Foreign currency translation adjustment	—	—	71	—	—	71
Exercise of common stock options	—	23	—	—	—	23
Stock-based compensation	—	936	—	—	—	936
Purchase of treasury stock	—	—	—	—	(110)	(110)
Share offering	29	36,455	—	—	—	36,484
Balance, March 31, 2021	$110	$554,537	$(2,345)	$(500,152)	$(5,766)	$46,384
Net loss	—	—	—	(16,192)	—	(16,192)
Foreign currency translation adjustment	—	—	(35)	—	—	(35)
Stock-based compensation	—	1,413	—	—	—	1,413
Share offering	29	45,813	—	—	—	45,842
Warrant issuance	—	(24,798)	—	—	—	(24,798)
Equity instruments issued in connection with Prompt Prototypes, LLC	—	221	—	—	—	221
Purchase of treasury stock	—	—	—	—	(23)	(23)
Balance, June 30, 2021	$139	$577,186	$(2,380)	$(516,344)	$(5,789)	$52,812

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

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows

(Unaudited, in thousands)

	For the Six Months Ended
	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(31,382)	$(56,427)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization expense	1,153	4,687
Provision for bad debts and product returns	2,439	1,436
Insurance proceeds related to operating activities	(1,993)	—
Change in fair value of warrant liability	(2,523)	—
Provision for inventory write-downs	4,367	1,947
Revenue recognized due to change in deferred revenue	—	(2,375)
Deferred income tax benefit	—	(3,614)
Income taxes payable	(13,326)	—
Stock-based compensation	2,349	2,344
Asset impairment and abandonments	4,382	2,761
Gain on acquisition contingency	(2,287)	(130)
Loss on sale of discontinued operations	6,316	—
Paid in kind interest expense	—	3,434
Bargain purchase gain	(90)	—
Amortization of debt issuance costs	—	283
Amortization of debt discount	—	2,479
Derivative loss	—	12,641
Other	(33)	131
Change in assets and liabilities:
Accounts receivable	(3,777)	10,950
Inventories	(9,111)	1,062
Accounts payable	(3,818)	7,459
Accrued expenses	23,605	(4,420)
Deferred revenue	—	2,955
Right-of-use asset and lease liability	(3,165)	—
Other operating assets and liabilities	(19,253)	(2,192)
Net cash used in operating activities	(46,147)	(14,589)
Cash flows from investing activities:
Payments for OEM working capital adjustment	(5,430)	—
Purchases of property and equipment	(4,952)	(7,315)
Business acquisitions, net of cash acquired	(330)	—
Patent and acquired intangible asset costs	(311)	(419)
Net cash used in investing activities	(11,023)	(7,734)
Cash flows from financing activities:
Share offering proceeds, net	82,326	—
Proceeds from exercise of common stock options	23	20
Proceeds from long-term obligations	—	72,829
Payments of debt issuance costs	—	(1,740)
Payments on long-term obligations	—	(51,962)
Payments for treasury stock	(133)	(212)
Net cash provided by financing activities	82,216	18,935
Effect of exchange rate changes on cash and cash equivalents	249	9
Net increase (decrease) in cash and cash equivalents	25,295	(3,379)
Cash and cash equivalents, beginning of period	43,962	5,608
Cash and cash equivalents, end of period	$69,257	$2,229
Supplemental cash flow disclosure:
Cash paid for interest	—	4,082
Net income tax payments (refunds)	15,481	(1,962)
Non-cash acquisition of property and equipment	629	342
Non-cash common stock issuance - Prompt	221	—
Non-cash embedded derivative associated with Ares	—	10,379

See notes to unaudited condensed consolidated financial statements.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(In thousands, except share and per share data or otherwise noted)

1.	Business

Surgalign Holdings, Inc. (the “Company”), (formerly known as RTI Surgical Holdings, Inc. (“RTI”)) is a global medical technology company focused on elevating the standard of care by driving the evolution of digital surgery. We have a broad portfolio of spinal hardware implants, including solutions for fusion procedures in the lumbar, thoracic, and cervical spine, motion preservation solutions for the lumbar spine, and a minimally invasive surgical implant system for fusion of the sacroiliac joint. The Company also has a portfolio of advanced and traditional orthobiologics, or biomaterials. In addition to its spinal hardware and biomaterials portfolios, the Company is developing an Augmented Reality and Artificial Intelligence digital surgery platform called ARAITM (referred to “ARAI”) to enable digital spine surgery, which the Company believes is one of the most advanced artificial intelligence technologies being applied to surgery. ARAI is designed to automatically segment, identify, and recognize patient anatomy to autonomously assist the surgeon throughout the surgical procedure. This proprietary artificial intelligence-based platform system is an intelligent anatomical mapping technology designed to assist surgeons by allowing them to remain in safe anatomical zones, and to enhance surgical performance. The Company plans to leverage its digital surgery platform to improve patient outcomes and drive adoption of its spinal hardware implants and biomaterials products. The Company is developing a pipeline of new innovative technologies that it plans to integrate with its digital surgery platform. The Company currently markets and sells products to hospitals, ambulatory surgery centers, and healthcare providers in the United States in more than 40 countries worldwide. The Company is headquartered in Deerfield, Illinois, with commercial, innovation, and design centers in San Diego, CA; Wurmlingen, Germany; and Warsaw, Poland.

OEM Disposition

On July 20, 2020, pursuant to the Equity Purchase Agreement, dated as of January 13, 2020 (as amended from time to time, the “OEM Purchase Agreement”), by and between the Company and Ardi Bidco Ltd. (the “Buyer”), the Company completed the sale of its former original equipment manufacturing business, and business related to processing donated human musculoskeletal and other tissue and bovine and porcine animal tissue in producing allograft and xenograft implants using BIOCLEANSE®, TUTOPLAST® and CANCELLE®SP sterilization processes (collectively, the “OEM Businesses”) to Buyer and its affiliates for a purchase price of $440.0 million of cash, subject to certain adjustments (the “Transactions”). More specifically, pursuant to the terms of the OEM Purchase Agreement, the Company sold to the Buyer and its affiliates all of the issued and outstanding shares of RTI OEM, LLC (which, prior to the Transactions, was converted to a corporation and changed its name to “RTI Surgical, Inc.”), RTI Surgical, LLC (which, prior to the Transactions, was converted to a corporation and changed its name to “Pioneer Surgical Technology, Inc.”), Tutogen Medical, Inc. and Tutogen Medical GmbH. The Transactions were previously described in the Proxy Statement filed by the Company with the SEC on June 18, 2020. Subsequent to the Transactions, the Company changed its name to Surgalign Holdings, Inc, operating through its primary subsidiary, Surgalign Spine Technologies, Inc. Where obvious and appropriate from the context, references herein to Surgalign or the Company refer to the Company excluding the disposed OEM Businesses.

Prior to the sale of the OEM Businesses, the Company operated two reportable segments: Spine and OEM. Subsequent to the sale of the OEM Businesses, the Company operates only one reportable segment. Refer to Note 3 for further discussion on Discontinued Operations.

COVID-19

The coronavirus (“COVID-19”) pandemic, as well as the corresponding governmental response and the Company’s management of the crisis has had a significant impact on the Company’s business.  The consequences of the outbreak and impact on the global economy continues to evolve, and the full extent of the impact is uncertain with the existence of variant strains of COVID-19. The variant strains could lead to a rise in infections resulting in the reinstatement of certain restrictions previously in place on a global scale.

Beginning in 2020, many hospitals and other medical facilities canceled elective surgeries, reduced and diverted staffing and diverted other resources to patients suffering from the infectious disease and limited hospital access for non-patients, including the Company’s direct and indirect sales representatives. Because of the COVID-19 pandemic, surgeons and their patients have been required, or are choosing, to defer procedures in which the Company’s products would be used, and many facilities that specialize in the procedures in which the Company’s products would be used have closed or reduced operating hours. These circumstances have negatively impacted the ability of the Company’s employees and distributors to effectively market and sell its products. In addition, even after the pandemic has subsided and/or governmental orders no longer prohibit or recommend against performing such procedures, patients may continue to defer such procedures out of concern of being exposed to COVID-19 for other reasons.

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

The Company cannot predict when its operations will fully return to pre-pandemic levels and will continue to carefully monitor the situation and the needs of the business.

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

As of June 30, 2021, we had cash of $69.3 million and an accumulated deficit of $516.3 million. For the six months ended June 30, 2021, we had a loss from continuing operations of $25.8 million. We have incurred losses from operations in the previous two fiscal years and did not generate positive cash flows from operations in fiscal year 2020 or for the six months ended June 30, 2021.

On June 14, 2021, we issued and sold in a registered direct offering an aggregate of 28,985,508 shares of our common stock and investor warrants to purchase up to an aggregate of 28,985,508 million shares at a strike price of $1.725. The Company, also in connection with the direct offering, issued placement agent warrants to purchase an aggregate of up to 1,739,130 million shares of our common stock at a strike price of $2.15625 per share. We received net proceeds of $45.8 million from the offering after deducting investor fees of $4.2 million.

On February 1, 2021, we closed a public offering and sold a total 28.7 million shares of our common stock at a price of $1.50 per share, less the underwriter discounts and commissions. We received net proceeds of $36.5 million from the offering after deducting the underwriting discounts and commission of $4.0 million.

The Company is projecting it will continue to generate significant negative operating cash flows over the next 12-months and beyond. In consideration of i) COVID-19 uncertainties, ii) negative cash flows that are projected over the next 12-month period, and iii) approximately $18.5 million of the total contingent consideration of $54.2 million is expected to become due to the former owners of Holo Surgical as we anticipate two of the milestones to be achieved within the next 12 months. These payments will be paid through a combination of common stock and cash; the Company has forecasted the need to raise additional capital in order to continue as a going concern. The Company’s operating plan for the next 12-month period also includes continued investments in its product pipeline which will necessitate additional debt and/or equity financing in addition to the funding of future operations through 2021 and beyond. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States, and worldwide, resulting from the ongoing COVID-19 pandemic. If cash resources are insufficient to satisfy the Company’s on-going cash requirements through the second fiscal quarter of 2022, the Company will be required to scale back operations, reduce research and development expenses, and postpone, as well as suspend capital expenditures, in order to preserve liquidity. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

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

The recoverability of a major portion of the recorded asset amounts shown in the Company’s accompanying condensed consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its funding requirements on a continuous basis to maintain existing financing to succeed in its future operations. The Company’s unaudited condensed consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.
2.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown.  The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a fair presentation of the unaudited condensed consolidated financial position, results of operations, comprehensive loss and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP often requires us to make estimates and judgments that affect reported amounts. These estimates and judgments are based on historical experience and assumptions that we believe to be reasonable under the circumstances. Assumptions and judgments based on historical experience may provide reported results which differ from actual results; however, these assumptions and judgments historically have not varied significantly from actual experience, and we therefore do not expect them to vary significantly in the future. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. The Company includes acquisition, disposal, integration and separation related costs, which are predominantly composed of legal, consulting, and advisor fee expenses, within the “Transaction and integration expense” line on the condensed consolidated statements of comprehensive income (loss).

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Surgalign Spine Technologies, Inc., Paradigm Spine, LLC (“Paradigm”), Pioneer Surgical Technology, Inc. (“Pioneer Surgical”), Zyga Technology, Inc. (“Zyga”), Holo Surgical Inc. (“Holo Surgical”), and Prompt Prototypes, LLC (“Prompt”). The operating results of the disposed OEM Businesses have been reported as discontinued operations in the unaudited condensed consolidated financial statements in the prior comparative periods.

For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2021.

Accounting Standards Issued But Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, "Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40)." The guidance provides simplifications of the accounting for convertible instruments and reduces the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current U.S. GAAP. The guidance is effective for public business entities for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating this guidance to determine the impact on its disclosures.

Immaterial restatement of earnings per share (“EPS”)

During the first fiscal quarter of 2021, the Company identified errors in the calculation of its historical basic and diluted EPS.  In the historical periods presented in the filing, the weighted average basic and diluted shares incorrectly included treasury stock, restricted stock awards, and restricted stock units. The weighted average shares used in the restated basic and diluted EPS from continuing operations and discontinued operations has been corrected.

Significant New Accounting Policies

Warrant Liability

The Company accounts for its warrants in accordance with ASC 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants did not meet the criteria for equity classification and thus were recorded as liabilities. Since the warrants met the definition of a derivative in accordance with ASC 815, these warrants were measured at fair value at inception and will be remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in earnings in the period of change. The Company determined the fair value of its warrants based on the Black Scholes Option Pricing Model.

3.	Discontinued Operations

In connection with the Transactions, on July 20, 2020, the Company completed the disposition of its OEM Businesses. Accordingly, the OEM Businesses are reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations (“ASC 205-20”). The results of operations from the OEM Businesses are classified as discontinued operations in the condensed consolidated statements of comprehensive income/(loss). There were no assets or liabilities of the OEM Businesses as of December 31, 2020 or June 30, 2021 due to the transaction occurring on July 20, 2020. Applicable amounts in prior years have been recast to conform to this discontinued operations presentation.

The following table presents the financial results of the discontinued operations:

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
Major classes of line items constituting net income from discontinued operations
Revenues	$33,691	$80,316
Costs of processing and distribution	21,625	45,674
Gross profit	12,066	34,642
Expenses:
Marketing, general and administrative	4,917	10,377
Severance and restructuring costs	604	604
Transaction and integration expenses	4,917	11,789
Total expenses	10,438	22,770
Operating income	1,628	11,872
Other expense - net:
Interest expense	5,972	9,537
Derivative loss	12,641	12,641
Foreign exchange gain	(22)	(20)
Total other expense - net	18,591	22,158
Loss from discontinued operations	(16,963)	(10,286)
Income tax (benefit)	(3,345)	(3,345)
Net loss from discontinued operations	$(13,618)	$(6,941)

In accordance with ASC 205-20, only expenses specifically identifiable and related to a business to be disposed may be presented in discontinued operations. As such, the marketing and general and administrative expenses in discontinued operations include corporate costs incurred directly to solely support the Company’s OEM Businesses.

Pursuant to the OEM Purchase Agreement, the Company and the Buyer have also entered into a Transition Services Agreement, through which the disposed OEM Businesses will provide to the Company transitional services related to IT support, customer and vendor management, procurement, and other services for periods ranging from 3 to 12 months after the disposal.

The Company applied the “Intraperiod Tax Allocation” rules under ASC 740, Income Taxes (“ASC 740”), which requires the allocation of an entity’s total annual income tax provision among continuing operations and, in the Company’s case, discontinued operations.

On December 1, 2020, pursuant to the OEM Purchase Agreement, the Company received a notice from the Buyer indicating that a post-closing adjustment in an amount of up to $14.0 million may be owed in respect of the working capital adjustment paid at closing. On June 3, 2021, the firm engaged to resolve the dispute issued a binding, non-appealable resolution whereby it was determined the Company was liable for $5.8 million of the disputed amount, which was finalized and paid during the second quarter. The final settlement was expensed under (Loss) from operations of discontinued operations in our condensed consolidated statements of comprehensive income/(loss).

Total operating and investing cash flows of discontinued operations for the six months ended June 30, 2020 is comprised of the following, which exclude the effect of income taxes:

Six Months Ended
June 30,
2020
Significant operating non-cash reconciliation items:
Depreciation and amortization	$1,936
Provision for bad debt and products returns	$452
Revenue recognized due to change in deferred revenue	$(2,375)
Deferred income tax provision	$(3,644)
Stock-based compensation	$240
Paid in kind interest expense	$3,434
Amortizations of debt issuance costs	$283
Amortizations of debt discount	$2,479

Significant investing items:
Purchases of property and equipment	$(1,856)
Patent and acquired intangible asset costs	$(419)

4.	Leases

The Company’s leases are classified as operating leases that include office space, automobiles, and copiers. The Company does not have any finance leases and the Company’s operating leases do not have any residual value guarantees, restrictions, or covenants. The Company’s leases have remaining lease terms of 1 to 8 years, some of which include options to extend or terminate the leases. The option to extend is only included in the lease term if the Company is reasonably certain of exercising that option. Operating lease right-of-use assets are presented within other assets-net on the condensed consolidated balance sheet. The current portion of operating lease liabilities are presented within accrued expenses, and the non-current portion of operating lease liabilities are presented within other long-term liabilities on the condensed consolidated balance sheet. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, the Company estimates its incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value.

A subset of the Company’s automobile and copier leases contain variable payments. The variable lease payments for such automobile leases are based on actual mileage incurred at the standard contractual rate. The variable lease payments for such copier leases are based on actual copies incurred at the standard contractual rate. The variable lease costs for all leases are immaterial.

The components of operating lease expense were as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Operating lease cost	$195	$362	$378	$738
Short-term operating lease cost	112	—	149	—
Total operating lease cost	$307	$362	$527	$738

Supplemental cash flow information related to operating leases was as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$332	$374	$576	$733
ROU assets obtained in exchange for lease obligations	80	—	80	—

Supplemental balance sheet information related to operating leases was as follows:

		Balance at	Balance at
	Balance Sheet Classification	June 30, 2021	December 31, 2020
Assets:
Right-of-use assets	Other assets - net	$1,178	$1,425
Liabilities:
Current	Accrued expenses	$470	$650
Noncurrent	Other long-term liabilities	1,092	1,200
Total operating lease liabilities		$1,562	$1,850

The weighted-average remaining lease terms and discount rates were as follows:

	For the Six Months Ended
	June 30,
	2021	2020
Weighted-average remaining lease term (years)	5.8	4.7
Weighted-average discount rate	5.0%	4.8%

As of June 30, 2021, maturities of operating lease liabilities were as follows:

Balance at
Maturity of Operating Lease Liabilities	June 30, 2021
2021 (remaining)	$514
2022	382
2023	219
2024	173
2025	162
2026 and beyond	557
Total future minimum lease payments	2,007
Less imputed interest	(445)
Total	$1,562

5.	Revenue from Contracts with Customers

The Company recognizes revenue upon transfer of control of promised products in an amount that reflects the consideration it expects to receive in exchange for those products. The Company typically transfers control at a point in time upon shipment or delivery of the implants for direct sales, or upon implantation for sales of consigned inventory. The customer is able to direct the use of and obtain substantially all of the benefits from the implant at the time the implant is shipped, delivered, or implanted, based on the terms of the contract.

Disaggregation of Revenue

The Company’s entire revenue for the three and six months ended June 30, 2021 and 2020 was recognized at a point in time. The following table represents total revenue by geographical region for the three and six months ended June 30, 2021 and 2020, respectively:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues:
Domestic	$20,726	$16,951	$40,574	$39,227
International	4,108	3,583	7,551	8,409
Total revenues from contracts with customers	$24,834	$20,534	$48,125	$47,636

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

6.	Business Combinations

On April 30, 2021, the Company, entered into an Asset Purchase Agreement (the “Agreement”) with Prompt Prototypes LLC (“Prompt”), a California limited liability company, and Peter Kopley, an individual residing in the State of California (the “Sellers”). The Company purchased the assets of Prompt to expand its research and development capabilities, and create the capacity to produce certain medical prototypes. Pursuant to the terms of the Agreement, the Company purchased specific assets and assumed certain liabilities of Prompt for a purchase price of $1.1 million. At the closing, the Company paid $0.3 million of cash and issued restricted shares with an aggregate fair market value of $0.2 million to the sellers. The remaining $0.6 million of the purchase price will be paid to Mr. Kopley, contingent on the continued employment with the Company, in the form of cash and restricted shares in two equal amounts on the 18th and 36th month anniversary of the closing date and is considered future compensation.

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed from the acquisition of Prompt as of June 30, 2021:

(thousands)
Inventories	$140
Right-of-use assets	78
Property and equipment	528
Operating lease liabilities	(78)
Deferred tax liability	(28)
Net assets acquired	$640
Bargain purchase gain	(90)
Total purchase price	$550

Based on the preliminary purchase price, the fair value of the assets acquired and liabilities assumed exceeded the purchase price consideration resulting in a bargain purchase gain of $0.1 million, and was recorded in Other (income) expense – net in our condensed consolidated statements of comprehensive income/(loss) during the second quarter ended June 30, 2021. The bargain purchase was primarily driven by the potential future compensation expense in lieu of an increased purchase price.

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

As consideration for the Holo Surgical Acquisition, the Company paid to the Seller $30.0 million in cash and issued to the Seller 6,250,000 shares of common stock, par value $0.001 of the Company (“Common Stock”). In addition, the Seller is entitled to receive contingent consideration from the Company valued in an aggregate amount of up to $83.0 million, to be paid through the issuance of Common Stock or the payment of cash, contingent upon and following the achievement of certain regulatory, commercial and utilization milestones by specified time periods occurring up to the sixth (6th) anniversary of the closing. The Purchase Agreement provides that the Company will issue Common Stock to satisfy any contingent consideration payable to the Seller, until the total number of shares of Common Stock issued to the Seller pursuant to the Purchase Agreement (including the 6,250,000 shares of Common Stock issued at closing) is equal to 14,900,000 shares of Common Stock. Following the attainment of that limitation, the post-closing contingent payments would be payable in cash. The number of shares of Common Stock issued as contingent consideration with respect to the achievement of a post-closing milestone, if any, will be calculated based on the volume weighted average price of the Common Stock for the five (5) day trading period commencing on the opening of trading on the third trading day following the achievement of the applicable milestone. The Purchase Agreement also includes certain covenants and obligations of the Company with respect to the operation of the business of Holo Surgical that apply during the period in which the milestones may be achieved.

The Company determined that substantially all of the fair value was concentrated in the acquired in-process research and development (“IPR&D”) asset in accordance with the guidance of ASC 805, Business Combinations. As such, the acquisition was accounted for as an asset acquisition. The total consideration of the asset acquisition was determined to be $95.0 million which consisted of a cash consideration of $30.0 million, $12.3 million of the 6,250,000 shares of Common Stock issued to the Seller, direct and incremental costs of $2.1 million incurred for the Holo Surgical Acquisition, and an estimated fair value of $50.6 million related to the contingent consideration. The Company has determined that the contingent consideration was part of the consideration of the asset acquisition and was accounted for as a liability at fair value on the acquisition date of October 23, 2020 in accordance with ASC 480, Distinguishing Liabilities from Equity. Subsequently, the liability shall be marked to market at the end of each reporting period with any change recognized in current earnings. The fair value of the liability was $54.2 million as of June 30, 2021 with $18.5 million classified as current liabilities within accrued expenses, while $35.7 million is included as other long-term liabilities in the Company’s accompanying condensed consolidated balance sheets. The change in the fair value of the liability of $2.2 million since December 31, 2020 was recognized in the gain on acquisition contingency line of the condensed consolidated statements of comprehensive income/(loss).

7.	Stock-Based Compensation

The following tables summarize our stock option and stock grant awards by plan:

For the six months ended June 30, 2021:

Plan	Stock Options	Restricted Stock Awards	Restricted Stock Units	Total
2021 Incentive Inducement Plan	422,162	—	224,909	647,071
2021 Incentive Compensation Plan	114,091	—	4,449,713	4,563,804
2018 Incentive Compensation Plan	240,311	147,719	—	388,030
Total	776,564	147,719	4,674,622	5,598,905

For the Six months ended June 30, 2020:

Plan	Stock Options	Restricted Stock Awards	Restricted Stock Units	Total
2018 Incentive Compensation Plan	755,866	944,289	—	1,700,155
Total	755,866	944,289	—	1,700,155

The Company recognized stock-based compensation as follows:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock-based compensation:
Costs of goods sold	$—	$36	$21	$72
Marketing, general and administrative	1,344	868	2,233	2,002
Research and development	69	15	95	30
Total	$1,413	$919	$2,349	$2,104

For the three and six months ended June 30, 2020, the Company incurred $0.1 million, and $0.2 million, respectively, of stock-based compensation expense related to the disposed OEM Businesses. These expenses have been presented in the results from discontinued operations. No stock-based compensation expense related to the disposed OEM Business was incurred in 2021.

8.	Net Loss Per Common Share

A reconciliation of the number of shares of common stock used in the calculation of basic and diluted net income per common share is presented below:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Weighted average basic and dilutive shares	114,271,780	72,642,215	106,279,658	72,981,134

For the three and six months and ended June 30, 2021 and 2020, the Company has recorded a net loss from its continuing operations. As a result, the Company has excluded all potential dilutive shares from the computation of the diluted net loss per common share to avoid the anti-dilutive effect.

The following table includes the number of potential dilutive shares that were excluded due to the anti-dilutive effect:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Stock Option	131,756	188,397	537,244	194,276
RSU and RSA	1,147,272	1,540,464	1,302,648	1,455,510
Convertible Series A Preferred Stock	—	15,152,761	—	15,152,761
Total	1,279,028	16,881,622	1,839,892	16,802,547

For the three months ended June 30, 2021 and 2020, the company excluded 5,225,931 and 4,819,238, respectively, of issued stock options in the computation of diluted net loss per share, and for the six months ended June 30, 2021 and 2020, the company excluded 4,665,063 and 4,838,639, respectively, of issued stock options in the computation of diluted net loss per common share because their exercise price exceeded the average market price during the respective periods. The Company’s outstanding warrants were also excluded from the computation of diluted net loss per common share as they were considered “out-of-the-money” as of June 30, 2021.

On October 23, 2020, the Company completed the acquisition of Holo Surgical and became obligated for a contingent consideration in an aggregate amount of $50.6 million which must be first paid in shares of the Company’s common stock (in an amount up to 8,650,000 shares) and then paid in cash thereafter, contingent upon and following the achievement of certain regulatory, commercial and utilization milestones by specified time periods occurring up to the sixth (6th) anniversary of the closing. The number of shares of common stock issued as contingent consideration with respect to the achievement of a post-closing milestone, if any, will be calculated based on the volume weighted average price of the common stock for the five (5) day trading period commencing on the opening of trading on the third trading day following the achievement of the applicable milestone. As of June 30, 2021, none of the contingent events have occurred. See Note 6 – Business Combinations for further discussion of the Holo Surgical Acquisition.

9.	Inventories

The inventory balances as of June 30, 2021 and December 31, 2020 consist entirely of finished goods and are stated on a consistent basis using the first-in, first-out method.

For the three months ended June 30, 2021 and 2020, the Company had inventory write-downs of $1.6 million and $2.8 million, respectively, and for the six months ended June 30, 2021 and 2020, the Company had inventory write-downs of $4.4 million and $4.0 million, respectively.

10.	Prepaid and Other Current Assets

Prepaid and other current assets are as follows:

	June 30,	December 31,
	2021	2020
Insurance recovery receivable	$12,493	$-
Income tax receivable	6,890	4,836
Prepaid expenses	3,137	1,543
Other receivables	902	3,905
	$23,422	$10,284

11.	Property and Equipment

The net book value of property and equipment after accumulated depreciation and all impairment is as follows:

	June 30,	December 31,
	2021	2020
Processing equipment	$529	$35
Surgical instruments	469	440
Office equipment, furniture and fixtures	25	34
Computer equipment and software	11	12
Construction in process	11	—
	$1,045	$521

For the three months ended June 30, 2021 and 2020, the Company recorded depreciation expense in connection with property and equipment of $0.6 million and $1.1 million, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded depreciation expense in connection with property and equipment of $1.1 million and $2.0 million, respectively. The Company uses the straight-line method of depreciation.

For the three months ended June 30, 2021 and 2020, the Company recorded asset impairment and abandonment charges of $2.2 million and $0.9 million, respectively. For the six months ended June 30, 2021 and 2020, the Company recorded asset impairment and abandonment charges of $4.4 million and $2.8 million, respectively. The fair value of property and equipment was measured utilizing an orderly liquidation value of each of the underlying assets.

As of June 30, 2021 and December 31, 2020, the Company capitalized a total of $1.1 million and $0.0 million of internal software expense related to the implementation of a new ERP system. These expenses have been recorded within construction in process as the development is still on going. As part of the quarterly impairment analysis, the Company impaired $0.3 million in March 2021 and $0.8 million in June 2021. The impairment charges were triggered by continued negative operating cash flows. In addition, for the three-month periods ended June 30, 2021 and 2020, the Company expensed $0.0 million and $0.0 million, respectively, related to the ERP implementation. For the six months ended June 30, 2021 and 2020, the company expensed $0.1 million and $0.0 million, respectively, related to the ERP implementation costs which were not capitalizable. These non-capitalizable expenses are recorded in the “Marketing, general, and administrative” line on the condensed consolidated statements of comprehensive income/(loss).

12.Warrants

On June 14, 2021, the Company issued and sold in a registered direct offering priced at-the-market an aggregate of  28,985,508 shares of its common stock and warrants exercisable for an aggregate of 28,985,508 shares of Company common stock, at a combined purchase price of $1.725 per share. The warrants have an exercise price equal to $1.725 per share, are exercisable immediately upon issuance and will expire three years from the issuance date. The net proceeds from the direct offering, after deducting investor and management fees, were $45.8 million. Upon any exercise of the offering warrants issued in the offering for cash, the Company agreed to pay the placement agent a total cash fee equal to 7.0% of the aggregate gross proceeds from the exercise of the offering warrants and a management fee equal to 1.0% of the aggregate gross proceeds from the exercise of the offering warrants. The Company, also in connection with the direct offering, issued the placement agent or its designees warrants to purchase an aggregate of up to 1,739,130 shares of its common stock. The placement agent warrants have substantially the same terms as the warrants described above, except that the placement agent warrants will have an exercise price of $2.15625 per share, and holders of the placement agent warrants are not entitled to receive cash dividends issued by the Company during such time as the placement agent warrant is outstanding.

The Company accounts for its warrants in accordance with ASC 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants did not meet the criteria for equity classification and thus were recorded as liabilities. Since the warrants met the definition of a derivative in accordance with ASC 815, these warrants were measured at fair value at inception and will be remeasured at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in earnings in the period of change. The Company determined the fair value of its warrants based on the Black Scholes Option Pricing Model.

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

Acquisition Contingencies

Zyga - On January 4, 2018, the Company acquired Zyga Technology, Inc. (“Zyga”) as further explained in Note 18. As of March 31, 2020, and December 31, 2019, based on a probability weighted model, the Company estimated a contingent liability related to the clinical and revenue milestones of $1.1 million. The fair value of the contingent liability was measured using Level 3 inputs. As of December 31, 2020, the Company determined that Zyga was not expected to meet the clinical milestone to earn the contingent consideration. As such, the liability for the milestone payment was reduced to zero as of December 31, 2020 and continues to be zero at June 30, 2021.

Holo - On October 23, 2020, the Company acquired Holo Surgical as previously explained in Note 6 above. A portion of the consideration is contingent upon the achievement of certain regulatory, commercial and utilization milestones (the “milestone payment”). The contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in the loss (gain) on acquisition contingency line item in the condensed consolidated statements of income/(loss). Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liabilities.

The Company determined the fair value of each milestone payment to be the present value of the future payment amount estimated using a probability weighted model. As of June 30, 2021 and December 31, 2020, a probability of success factor ranging from 0% to 90%, and 60% to 90%, respectively, was used in the fair value calculation to reflect inherent regulatory, development and commercial risk of the contingent payments. As of June 30, 2021 and December 31, 2020, the discount rate applied ranged from 0.06% to 8.22%, and 0.11% to 16.86%, respectively. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the milestone payments is based on several factors, such as: the probability of expected achievement of the specific milestones, including risks associated with uncertainty regarding achievement and payment of milestones; obtaining regulatory approvals in the United States and Europe; development of new features used with the product; adaption of the new technology by surgeons; and placement of the devices within the field.

As of December 31, 2020, the fair value of the contingent liability was $56.5 million with $9.0 million classified as current liability included within the accrued expenses line, and $47.5 million as long-term liability included within other long-term liabilities. As of June 30, 2021, the fair value of the contingent liability was $54.2 million with $18.5 million classified as current liability included within the accrued expenses line, and $35.7 million as long-term liability included within other long-term liabilities. A reconciliation of the Company’s acquisition contingencies is as follows:

	2021	2020
Beginning balance as of January 1	$56,515	$1,130
(Gain) loss	(2,287)	—
Ending balance as of June 30	$54,228	$1,130

Property and Equipment, Intangibles and Other Assets

Fair value is measured using Level 3 inputs for property and equipment, other intangible assets, and other assets. As of June 30, 2021, the Level 3 fair value was measured based on orderly liquidation value for the property and equipment and other assets. Other intangible assets Level 3 fair value was measured based on the income approach. Because the Company’s forecasted cash flow is negative, any intangible assets acquired during the period were immediately impaired, as the underlying business could not support the asset value.

Unobservable inputs for the orderly liquidation value included replacement costs (unobservable), physical deterioration estimates (unobservable) and market sales data for comparable assets and unobservable inputs for the income approach included forecasted cash flows generated from use of the intangible assets (unobservable).

Property and equipment, other intangibles and other assets were impaired and written down to their estimated fair values during the six months ended June 30, 2021 and year ended December 31, 2020. As a result of impairments recognized, the following table summarizes the fair value of assets subject to fair value measured using Level 3 inputs for the periods presented:

	June 30,	December 31,
	2021	2020
Property and equipment - net	$1,045	$521
Other assets - net	10,228	10,145
	$11,273	$10,666

Property and equipment was impaired and written down to their estimated fair values during the six months ended June 30, 2021 and 2020. Other intangible assets and other assets were impaired and written down to their estimated fair values during the six months ended June 30, 2021. The following table summarizes the impairment of assets subject to fair value measured using Level 3 inputs for the periods presented:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Property and equipment - net	$2,012	$882	$3,791	$2,761
Other intangibles - net	150	—	311	—
Other assets - net	44	—	280	—
	$2,206	$882	$4,382	$2,761

Warrant Liability

Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities in the Company’s condensed consolidated balance sheet.

The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at June 30, 2021:

	Level	June 30, 2021	December 31, 2020
Warrant liability	3	$24,226	$—

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrant liability for the six months ended June 30, 2021:

Warrant Liability
Balance - December 31, 2020	$—
Initial fair value of warrant liability	26,749
Change in fair value	(2,523)
Balance - June 30, 2021	$24,226

The warrant liability is revalued each reporting period with the change in fair value recorded in the accompanying consolidated statements of operations until the warrants are exercised or expire. The fair value of the warrant liability is estimated using the Black-Scholes Option Pricing Model using the following valuation inputs:

	June 30,	December 31,
	2021	2020
Stock price	$1.39	—
Risk-free interest rate	0.45%	—
Dividend yield	0.0%	—
Volatility	100%	—

14.	Accrued Expenses

Accrued expenses are as follows:

	June 30,	December 31,
	2021	2020
Current portion of accrued acquisition contingency - Holo	$18,485	$8,996
Accrued securities class action settlement	10,500	—
Accrued distributor commissions	3,786	4,113
Accrued compensation	3,320	2,268
Accrued severance and restructuring costs	131	—
Other	6,503	6,267
	$42,725	$21,644

During the first half of 2021, management implemented a plan as part of its reorganization which resulted in $0.2 million of accrued severance and restructuring expense for the six months ended June 30, 2021 which was included in severance and restructuring costs within the condensed consolidated statements of comprehensive income/(loss). The severance plan is the transition of certain employees’ responsibilities from Marquette, MI to Deerfield, IL or San Diego, CA and is composed of payroll and related healthcare expenses. The total severance and restructuring costs are anticipated to be paid in full by the third quarter of 2021 and are not expected to have a material impact on cash flows of the Company in any quarterly period. Severance paid for the six months ended June 30, 2021 was $0.1 million.

15.	Other long-term liabilities

Other long-term liabilities are as follows:

	June 30,	December 31,
	2021	2020
Acquisition contingencies	$35,743	$47,519
Warrant Liability	24,226	—
Lease obligations	1,092	1,200
Other	3,138	2,992
	$64,199	$51,711

16.	Income Taxes

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

For the three months ended June 30, 2021 and 2020, the Company recorded $0.1 million of income tax provision and less than $0.1 million of income tax provision, respectively, in continuing operations. The June 30, 2021 three-month income tax provision was primarily a result of impact of uncertain tax position interest accrual. The June 30, 2020 three-month income tax provision was a result of the full valuation allowance recorded against the loss from continuing operations.

For the six months ended June 30, 2021 and 2020, the Company recorded $0.3 million of income tax provision and $3.5 million of income tax benefit, respectively. The June 30, 2021 six-month income tax provision was primarily a result of federal interest liability as a result of timing of payments and impact of uncertain tax position interest accrual. The June 30, 2020 six-month income tax benefit was primarily impacted by the CARES Act tax benefit.

17.	Preferred Stock

Preferred stock is as follows:

	Preferred Stock Liquidation	Preferred Stock Issuance	Net
	Value	Costs	Total
Balance at January 1, 2021	$—	$—	$—
Amortization of preferred stock issuance costs	—	—	—
Balance at June 30, 2021	—	—	—

	Preferred Stock Liquidation	Preferred Stock Issuance	Net
	Value	Costs	Total
Balance at January 1, 2020	$66,519	$(109)	$66,410
Amortization of preferred stock issuance costs	—	46	46
Balance at June 30, 2020	66,519	(63)	66,456

On July 17, 2020, the Company received a notification from Water Street Healthcare Partners (“WSHP”) seeking redemption on or before September 14, 2020 of all of the outstanding shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”), all of which are held by WSHP. On July 24, 2020, the Company redeemed the Series A Preferred Stock for approximately $66.5 million and a Certificate of Retirement was filed with the Delaware Secretary of State retiring the Series A Preferred Stock.

18.	Commitments and Contingencies

Acquisition of Paradigm – On March 8, 2019, pursuant to the Master Transaction Agreement, the Company acquired Paradigm in a cash and stock transaction valued at up to $300.0 million consisting of $150.0 million of cash on March 8, 2019, plus potential future milestone payments. Paradigm’s primary product is the coflex® Interlaminar Stabilization® device, a minimally invasive motion preserving stabilization implant that is FDA premarket approved for the treatment of moderate to severe lumbar spinal stenosis in conjunction with decompression.

Under the terms of the agreement, the Company paid $100.0 million in cash and issued 10,729,614 shares of the Company’s common stock. The shares of Company common stock issued on March 8, 2019, were valued based on the volume weighted average closing trading price for the five trading days prior to the date of execution of the definitive agreement, representing $50.0 million of value.  In addition, under the terms of the agreement, the Company may have been required to pay up to an additional $150.0 million in a combination of cash and Company common stock based on a revenue earnout consideration. The first potential earnout payment of $20.0 million was based on revenues achieved during any twelve-month period ending on December 31, 2020. As the revenue milestone was not achieved, there was no consideration due with respect to the first earnout period and the Company has no further liability with respect thereto. Based on a probability weighted model, the Company estimates a contingent liability related to the revenue based earnout of zero utilizing a Monte-Carlo simulation model. A Monte-Carlo simulation is an analytical method used to estimate fair value by performing a large number of simulations or trial runs and thereby determining a value based on the possible outcomes. Accounted for as a liability to be revalued at each reporting period, the fair value of the contingent liability was measured using Level 3 inputs, which includes weighted average cost of capital and projected revenues and costs.

Acquisition of Zyga – On January 4, 2018, the Company acquired Zyga, a spine-focused medical device company that develops and produces innovative minimally invasive devices to treat underserved conditions of the lumbar spine. Zyga’s primary product is the SImmetry® Sacroiliac Joint Fusion System. Under the terms of the merger agreement dated January 4, 2018, the Company acquired Zyga for $21.0 million in consideration paid at closing (consisting of borrowings of $18.0 million on its revolving credit facility and $3.0 million cash on hand), $1.0 million contingent upon the successful achievement of a clinical milestone, and a revenue based earnout consideration of up to an additional $35.0 million. As of June 30, 2021, the Company determined that Zyga was not expected to meet the clinical milestone to earn the contingent consideration.

Aziyo – On August 1, 2018, the Company and Aziyo Biologics, Inc. entered into a Distribution Agreement which was subsequently amended on December 3, 2018, and November 15, 2020 (the “Distribution Agreement”). Pursuant to the Distribution Agreement, the Company has exclusive distribution rights to certain biologic implants manufactured by Aziyo and marketed under the ViBone trade name (“ViBone”). The Distribution Agreement provides for minimum purchases of ViBone implants on an annual basis through calendar 2025. If the minimum purchase obligations for a particular year are not fulfilled, the Distribution Agreement provides various options for the Company to satisfy such obligations (“Shortfall Obligations”) in subsequent years, including a combination of payments and/or providing purchase orders for the amount the shortfall in a given year. For calendar years 2022 and beyond, if the Company does not satisfy the Shortfall Obligations using one of the methods specified in the Distribution Agreement, the Company can continue to market the ViBone implants on a non-exclusive basis. In January 2021, the Company issued a purchase order to Aziyo for $12.4 million relating to the 2020 Shortfall Obligation.

Acquisition of Holo Surgical – As part of the Holo Surgical acquisition, the Company estimated a total contingent liability of $50.6 million with $9.0 million classified as current liabilities and $41.6 million classified as long-term liabilities in the accompanying condensed consolidated balance sheets on the acquisition date of October 23, 2020. The fair value of the liability was subsequently changed to $56.5 million on December 31, 2020 with $9.0 million classified as current liabilities within accrued expenses while $47.5 million classified as other long-term liabilities. The fair value of the liability was $54.2 million as of June 30, 2021 with $18.5 million classified as current liabilities within accrued expenses in the accompanying condensed consolidated balance sheets, while $35.7 million is included as other long-term liabilities. The change in the fair value of the liability of $2.3 million since December 31, 2020 was recognized in the gain (loss) on acquisition contingency line of the condensed consolidated statements of comprehensive income/(loss). See Note 6 for further information of the Holo Surgical acquisition.

Manufacturing Agreements with Former OEM Affiliates – In connection with the closing of the OEM Transaction, on July 20, 2020 the Company entered into three manufacturing and distribution agreements with affiliates of Montague Private Equity: (i) a Manufacture and Distribution Agreement (the “Hardware MDA”) with Pioneer Surgical Technology, Inc. (“Pioneer”) pursuant to which Pioneer will manufacture certain hardware implants for the Company; (ii) a Processing and Distribution Agreement with RTI Surgical, Inc. (“RTI”), an affiliate of Pioneer, pursuant to which RTI would process certain biologic implants for the Company (the “PDA”); and (ii) a Manufacture and Distribution Agreement (NanOss) pursuant to which Pioneer would manufacture certain synthetic implants for the Company (the “NanOss MDA”), and together with the Hardware MDA and the PDA, the “OEM Distribution Agreements”. The OEM Distribution Agreements contain aggregate minimum purchase obligations for each of the first three years of the agreements as follows:

•	Year 1: $24.2 million
•	Year 2: $25.8 million
•	Year 3: $27.2 million

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

OPM Agreement – On January 20, 2021, the Company and Oxford Performance Materials, Inc. (“Oxford”) entered into an Amended and Restated License and Supply Agreement (the “Oxford Supply Agreement”) pursuant to which Oxford licenses certain intellectual property to the Company and supplies the Company on an exclusive basis in the United States with Polyetherketoneketone (“PEKK”) material for use in spinal implants. In addition to certain royalties under the Oxford Supply Agreement, the Company is obligated to issue binding purchase orders in each quarter of 2021 of at least $0.2 million, or $0.6 million in the aggregate. Although the contract extends through 2025, there are no minimum purchase obligations beyond 2021.

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

Aggregate payments towards base rent for the Premises over the term of the lease will be approximately $64.6 million, including 13-months of rent abatement. The Company will recognize the lease assets and liabilities when the Landlord makes the underlying asset available to the Company. Concurrent with the Company’s execution of the Lease, as a security deposit, the Company delivered to the Landlord a payment in the amount of $2.5 million which is recorded within other assets – net in our condensed consolidated balance sheet.
19.	Legal Actions

The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. Based on the information currently available to the Company, including the availability of coverage under its insurance policies, the Company does not believe that any of these claims that were outstanding as of June 30, 2021 will have a material adverse impact on its financial position or results of operations. The Company’s accounting policy is to accrue for legal costs as they are incurred.

OEM Purchase Agreement Working Capital Dispute — On December 1, 2020, pursuant to the OEM Purchase Agreement, we received a notice from the Buyer indicating that a post-closing adjustment in an amount of up to $14.0 million may be owed in respect of the working capital adjustment paid at closing. We disagreed with the Buyer’s proposed post-closing adjustment and disputed the adjustment in accordance with the terms of the OEM Purchase Agreement. On June 3, 2021, the firm engaged to resolve the dispute issued a binding, non-appealable resolution whereby it was determined the Company is liable for $5.8 million of the amount remaining in dispute, which was finalized and paid during the second quarter. The final settlement was expensed under (Loss) from operations of discontinued operations in our condensed consolidated statements of comprehensive income/(loss).

Coloplast — RTI Surgical, Inc., as a predecessor to the Company, is presently named as co-defendant along with other companies in a small percentage of the transvaginal surgical mesh (“TSM”) mass tort claims being brought in various state and federal courts. The TSM litigation has as its catalyst various Public Health Notifications issued by the FDA with respect to the placement of certain TSM implants that were the subject of 510(k) regulatory clearance prior to their distribution. The Company does not process or otherwise manufacture for distribution in the U.S. any implants that were the subject of these FDA Public Health Notifications. The Company denies any allegations against it and intends to continue to vigorously defend itself.

In addition to claims made directly against the Company, Coloplast, a distributor of TSM’s and certain allografts processed and private labeled for them under a contract with the Company, has also been named as a defendant in individual TSM cases in various federal and state courts. Coloplast requested that the Company indemnify or defend Coloplast in those claims which allege injuries caused by the Company’s allograft implants, and on April 24, 2014, Coloplast sued RTI Surgical, Inc. in the Fourth Judicial District of Minnesota for declaratory relief and breach of contract. On December 11, 2014, Coloplast entered into a settlement agreement with RTI Surgical, Inc. and Tutogen Medical, Inc. (the “Company Parties”) resulting in dismissal of the case. Under the terms of the settlement agreement, the Company Parties are responsible for the defense and indemnification of two categories of present and future claims: (1) tissue only (where Coloplast is solely the distributor of Company processed allograft tissue and no Coloplast-manufactured or distributed synthetic mesh is identified) (“Tissue Only Claims”), and (2) tissue plus non-Coloplast synthetic mesh (“Tissue-Non-Coloplast Claims”) (the Tissue Only Claims and the Tissue-Non-Coloplast Claims being collectively referred to as “Indemnified Claims”). As of June 30, 2021, there are a cumulative total of 1,157 Indemnified Claims for which the Company Parties are providing defense and indemnification. In connection with the transactions, liabilities related to these claims remained a liability retained by the Company. The defense and indemnification of these cases are covered under the Company’s insurance policy subject to a reservation of rights by the insurer.

Based on the current information available to the Company, the impact that current or any future TSM litigation may have on the Company cannot be reasonably estimated.

LifeNet — On June 27, 2018, LifeNet Health, Inc. (“LifeNet”) filed a patent infringement lawsuit in the United States District Court for the Middle District of Florida (since moved to the Northern District of Florida) claiming infringement of five of its patents by the Company’s predecessor RTI Surgical, Inc. The suit requests damages, enhanced damages, reimbursement of costs and expenses, reasonable attorney fees, and an injunction. The asserted patents are expired. On April 7, 2019, the Court granted the Company’s request to stay the lawsuit pending the U.S. Patent Trial and Appeal Board’s (“PTAB”) decision whether to institute review of the patentability of LifeNet’s patents. On August 12, 2019 the PTAB instituted review of three LifeNet patents, and on September 3, 2019 the PTAB instituted review of the remaining two. On August 4, 2020 and August 26, 2020, the PTAB issued final written decisions finding that certain claims were shown to be unpatentable and others not. Neither party appealed the PTAB’s decisions with respect to the three LifeNet patents on which the PTAB instituted review on August 12, 2019.  With respect to the remaining two LifeNet patents, Surgalign filed Notices of Appeal with the Federal Circuit on October 27, 2020 and LifeNet filed a Notice of Cross-appeal on November 9, 2020. The briefings related to these appeals were filed in the March through July timeframe. In connection with the transactions, liabilities related to these claims remained a liability retained by the Company. The Company continues to believe the suit is without merit and will vigorously defend its position. Based on the current information available to the Company, the impact that current or any future litigation may have on the Company cannot be reasonably estimated.

Securities Class Action— There is currently ongoing stockholder litigation related to the Company’s Investigation (as defined below). A class action complaint was filed by Patricia Lowry, a purported shareholder of the Company, against the Company, and certain current and former officers of the Company, in the United States District Court for the Northern District of Illinois on March 23, 2020 asserting claims under Sections 10(b) and 20(a) the Securities Exchange Act of 1934 (the “Exchange Act”) and demanding a jury trial (the “Lowry Action”).  The court appointed a different shareholder as Lead Plaintiff and she filed an amended complaint on August 31, 2020. On October 15, 2020, the Company and the other-named defendants moved to dismiss the amended complaint. In April 2021, the court denied the defendants’ motions to dismiss. On June 30, 2021, the parties to the Lowry Action conducted a mediation session, after which negotiations among the parties continued into July. On July 27, 2021 a binding term sheet settling the Lowry Action was entered into whereby the defendants will pay $10.5 million (inclusive of attorneys’ fees and administrative costs) in exchange for the dismissal with prejudice of all claims against the defendants in connection with the Lowry Action (the “Lowry Settlement”). The Lowry Settlement is subject to court approval, among other conditions. The Company anticipates that the settlement payment will be paid by the Company’s insurance providers under its directors and officers’ insurance policy. As such the Company has recorded a $10.5 million loss contingency and a $10.5 million insurance recovery as of June 30, 2021 within the marketing, general and administrative expense line on the condensed consolidated statements of comprehensive income (loss). A corresponding receivable and liability of $10.5 million was recorded within prepaid and other current assets, and accrued expenses on the condensed consolidated balance sheet.

Derivative Lawsuits—Three derivative lawsuits have also been filed on behalf of the Company, naming it as a nominal defendant, and demanding a jury trial. On June 5, 2020, David Summers filed a shareholder derivative lawsuit (the “Summers Action”) against certain current and former directors and officers of the Company (as well as the Company as a nominal defendant), in the United States District Court for the Northern District of Illinois asserting statutory claims under Sections 10(b), 14(a) and 20(a) of the Exchange Act, as well as common law claims for breach of fiduciary duty, unjust enrichment and corporate waste. Thereafter, two similar shareholder derivative lawsuits asserting many of the same claims were filed in the same court against the same current and former directors and officers of the Company (as well as the Company as a nominal defendant). The three derivative lawsuits have been consolidated into the first-filed Summers Action. On September 6, 2020 the court entered an order staying the Summers Action pending resolution of the motions to dismiss in the Lowry Action. The court has not yet taken action regarding the derivative actions.

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

20.	Regulatory Actions

SEC Investigations— As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020, and the Form 10-K filed with the SEC on June 8, 2020, the Audit Committee of the Board of Directors, with the assistance of independent legal and forensic accounting advisors, conducted an internal investigation of matters relating to the Company’s revenue recognition practices for certain contractual arrangements, primarily with customers of the Company’s formerly-owned OEM Businesses, including the accounting treatment, financial reporting and internal controls related to such arrangements (the “Investigation”). The Investigation also examined transactions to understand the practices related to manual journal entries for accrual and reserve accounts. As a result of the Investigation, the Audit Committee concluded that the Company would restate its previously issued audited financial statements for fiscal years 2018, 2017 and 2016, selected financial data for fiscal years 2015 and 2014, the unaudited condensed consolidated financial statements for the quarterly periods within these years commencing with the first quarter of 2016, as well as the unaudited condensed consolidated financial statements for the quarterly periods within the 2019 fiscal year. The Investigation was precipitated by an investigation by the SEC initially related to the periods 2014 through 2016 (the “SEC Investigation”). The SEC Investigation is ongoing and the Company is cooperating with the SEC. The Company has contacted the SEC regarding a potential settlement of the SEC Investigation and is awaiting a response. Based on the current information available to the Company the financial or other impact of the SEC Investigation cannot be reasonably determined. In addition, On April 30, 2021, the Company and one of its executive officers each received a subpoena from the SEC requesting documents in an investigation relating to trading in the Company’s securities in late 2019 and early 2020. The Company and the executive officer are cooperating with the investigation.  The Company is, at this time, unable to predict what action, if any, might be taken in the future by the SEC as a result of the matters that are the subject of the subpoenas.

21.	Related Party Transactions

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

The Holo Surgical Acquisition

As discussed in Note 6, on September 29, 2020, the Company entered into the Holo Purchase Agreement, pursuant to which, among other things, the Company consummated the Acquisition on October 23, 2020. As consideration for the Acquisition, the Company paid to Seller $30.0 million in cash and issued to Seller 6,250,000 shares of its common stock with a fair value of $12.3 million. In addition, the Seller will be entitled to receive contingent consideration from the Company valued at $50.6 million as of October 23, 2020, which must be first paid in shares of our common stock (in an amount up to 8,650,000 shares) and then paid in cash thereafter, contingent upon and following the achievement of certain regulatory, commercial and utilization milestones by specified time periods occurring up to the sixth (6th) anniversary of the Closing Date. Dr. Pawel Lewicki, a member of the Company’s board of directors, indirectly owns approximately 57.5% of the outstanding ownership interests in the Seller. Dr. Lewicki was appointed to the Company’s board of directors on November 23, 2020.

Simpson Consulting Agreement

On July 15, 2020, the Board appointed Stuart F. Simpson to serve as the Chairman of the Board, effective immediately upon consummation of the transactions contemplated by the Holo Surgical Purchase Agreement. On July 20, 2020, Mr. Simpson entered into a consulting agreement (“the Consulting Agreement”) with the Company, pursuant to which he will provide consulting services to the Company. The Consulting Agreement has an initial term of three years, but may be extended with the mutual agreement of the parties. Mr. Simpson will be entitled to an annual consulting fee of $0.3 million per year during the term of the Consulting Agreement, payable in 12 equal monthly installments, and the Company agreed to enter into a restricted stock award agreement, pursuant to which the Company will grant to Mr. Simpson a restricted stock award equal to $0.8 million. The restricted stock grant shall vest in three equal amounts on the first, second and third anniversaries of the grant date. These amounts are in lieu of any amounts Mr. Simpson would otherwise receive as a director.

22.	Subsequent Events

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

Management Overview

We are a global medical technology company focused on elevating the standard of care by driving the evolution of digital surgery. We have a broad portfolio of spinal hardware implants, including solutions for fusion procedures in the lumbar, thoracic, and cervical spine, motion preservation solutions for the lumbar spine, and a minimally invasive surgical implant system for fusion of the sacroiliac joint. We also have a portfolio of advanced and traditional orthobiologics, or biomaterials. In addition to our spinal hardware and biomaterials portfolios, we are developing a digital surgery platform that we call ARAI, for Augmented Reality and Artificial Intelligence, which we believe is one of the most advanced artificial intelligence technologies being applied to surgery, designed to automatically segment, identify, and recognize patient anatomy to autonomously assist the surgeon throughout the surgical procedure. This proprietary artificial intelligence-based platform system is an intelligent anatomical mapping technology designed to assist surgeons by allowing them to remain in safe anatomical zones, and to enhance surgical performance. We plan to leverage our digital surgery platform to improve patient outcomes and drive adoption of our spinal hardware implants and biomaterials products. We are developing a pipeline of new innovative technologies that we plan to integrate with our digital surgery platform.

Our product portfolio of spinal hardware implants and biomaterials products address an estimated $12.7 billion global spine market. We estimate that our current portfolio addresses nearly 87% of all surgeries utilizing spinal hardware implants and approximately 70% of the biomaterials used in spine-related uses. Our portfolio of spinal hardware implants consists of a broad line of solutions for spinal fusion in minimally invasive surgery (“MIS”), deformity, and degenerative procedures; motion preservation solutions indicated for use in one or two-level disease; and an implant system designed to relieve sacroiliac joint pain. Our biomaterials products consist of a broad range of advanced and traditional bone graft substitutes that are designed to improve bone fusion rates following spinal surgery.

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

To complement our spinal hardware and biomaterials portfolios, we are developing a proprietary digital surgery platform called ARAI, which is a freestanding surgical guidance system that combines 3D visualization, data analytics, and machine learning, without interrupting the current surgical workflow. We believe it is one of the most advanced artificial intelligence technologies being applied to surgery, designed to automatically segment, identify, and recognize patient anatomy to autonomously assist the surgeon throughout the procedure. ARAI has been designed to address the limitations of current computer-assisted spine surgery and spine robotics systems that lack 3D visualization, patient anatomy recognition, and data analytics that may have long setup requirements and lengthy registration times that can add significant amounts of time to the overall procedure.

ARAI combines (i) advanced augmented reality to provide the surgeon with an “X-ray vision”-like 3D overlay rendering of the patient’s anatomy, (ii) automated image processing and modular spine level identification and segmentation so the system knows the patient’s anatomy to enhance navigation, (iii) autonomous planning software and implant selection, and (iv) artificial intelligence and predictive analytics to provide autonomous guidance for preoperative and intraoperative surgeon decision-making. ARAI’s artificial intelligence has the ability to recognize the difference between patient anatomy, such as a nerve root and a blood vessel, and help identify anatomy within complex areas of the spine, where it is easy to miscount levels. ARAI has been designed with a unique setup process of quickly establishing the synchronization between virtual images and the patient’s real anatomy, a process called registration. Many other computer-assisted spine surgery and robotics systems have long setup requirements and registration times that can result in surgery delays, leading to inefficiencies that are cited as a major reason why surgeons have not yet widely adopted navigation and robotic technology. ARAI has been designed to provide surgeons with real-time perioperative information such as alerts and suggestions to ensure the correct operative plan is being followed, decrease surgical complications, reduce surgical times, and improve patient outcomes. We filed an FDA 510(k) premarket submission for our ARAI platform in the first quarter of 2021 and plan to submit a CE mark application in Europe in 2022.

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

Sale of OEM Business, Retirement of Debt and Redemption of Preferred Stock

On July 20, 2020, pursuant to the OEM Purchase Agreement, by and between us and Ardi Bidco Ltd. (the “Buyer”), the Company sold the OEM Businesses to Buyer and its affiliates for a purchase price of $440.0 million of cash, subject to certain adjustments. In connection therewith on July 20, 2020, we (i) paid in full our $80.0 million revolving credit facility under that certain Credit Agreement dated as of June 5, 2018 (the “2018 Credit Agreement”), by and among Surgalign Spine Technologies, Inc. (formerly known as RTI Surgical, Inc. (“Legacy RTI”)), as a borrower, Pioneer Surgical Technology, Inc. (“Pioneer Surgical”), our wholly-owned subsidiary, as a borrower, the other loan parties thereto as guarantors (together, with Legacy RTI and Pioneer Surgical, the “JPM Loan Parties”), JPMorgan Chase Bank, N.A. (“JPM”), as lender (together with the various financial institutions as in the future may become parties thereto, the “JPM Lenders”) and as administrative agent for the JPM Lenders, as amended, (ii) terminated the 2018 Credit Agreement, (iii) paid in full our $100.0 million term loan and $30.0 million incremental term loan commitment under that certain Second Lien Credit Agreement, dated as of March 8, 2019 (the “2019 Credit Agreement”), by and among Surgalign Spine Technologies, Inc., as borrower, the lenders party thereto from time to time and Ares Capital Corporation (“Ares”), as administrative agent for the other lenders party thereto (the “Ares Lenders”), as amended and (iv) terminated the 2019 Credit Agreement.

On July 17, 2020, we received a notification from WSHP seeking redemption on or before September 14, 2020 of all of the outstanding shares of the Series A Preferred Stock, all of which are held by WSHP. On July 24, 2020, we redeemed the Series A Preferred Stock for approximately $67.0 million, a Certificate of Retirement was filed with the Delaware Secretary of State retiring the Series A Preferred Stock, and the WSHP representatives resigned from the Company’s Board of Directors.

On December 1, 2020, pursuant to the OEM Purchase Agreement, we received a notice from the Buyer indicating that a post-closing adjustment in an amount of up to $14.0 million may be owed in respect of the working capital adjustment paid at closing. We disagreed with the Buyer’s proposed post-closing adjustment and disputed the adjustment in accordance with the terms of the OEM Purchase Agreement. On June 3, 2021, the firm engaged to resolve the dispute issued a binding, non-appealable resolution whereby it was determined the Company is liable for $5.8 million of the amount remaining in dispute, which was finalized and paid during the second quarter. The final settlement was expensed under (Loss) from operations of discontinued operations in our condensed consolidated statements of comprehensive income/(loss).

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

Acquisitions

See Note 6 – Business Combinations.

COVID-19

As discussed in more detail above in Part I, Item 1, “Business” of this Exhibit, the coronavirus (COVID-19) pandemic, as well as the corresponding governmental response, has had significant negative effects on the majority of the U.S. economy and has adversely affected our business. The consequences of the outbreak and impact on the economy continues to evolve and the full extent of the impact is uncertain as of the date of this filing. The outbreak has already had, and continues to have, a material adverse effect on our business, operating results and financial condition, and has significantly disrupted our operations.

Recent Supplier Quality Issues

The Company has recently experienced various quality issues in its global supply chain. These include product delays, quality holds, and recalls. Given the Company’s focus on patient safety, this has resulted in the Company devoting significant time and resources to address these issues and prevent similar ones from occurring in the future. In addition, these quality issues have adversely affected the Company’s results of operations for the six-month period ended June 30, 2021, and is expected to continue to have an effect throughout the remainder of 2021. Although the Company is diligently working with its suppliers to remediate these matters, no assurance can be given as to the duration and impact of these issues.

Results of Operations

The following table set forth, in both thousands of dollars and as a percentage of revenues, the results of our operations for the three and six months ended June 30, 2021 and 2020, respectively.

	For the Three Months Ended June 30,				For the Six Months June 30,
	2021		2020		2021		2020
Revenues	$24,834	100.0%	$20,534	100.0%	$48,125	100.0%	$47,636	100.0%
Cost of goods sold	7,229	29.1%	9,469	46.1%	13,467	28.0%	18,693	39.2%
Gross profit	17,605	70.9%	11,065	53.9%	34,658	72.0%	28,943	60.8%
Operating Expenses:
Marketing, general and administrative	25,541	102.8%	32,148	156.6%	51,701	107.4%	69,341	145.6%
Research and development	3,183	12.8%	3,274	15.9%	6,059	12.6%	7,556	15.9%
Gain on acquisition contingency	(2,236)	(9.0%)	(130)	(0.6%)	(2,287)	(4.8%)	(130)	(0.3%)
Asset impairment and abandonments	2,206	8.9%	882	4.3%	4,382	9.1%	2,761	5.8%
Transaction and integration expenses	2,188	8.8%	6	0.0%	2,510	5.2%	2,415	5.1%
Total operating expenses	30,882	124.4%	36,180	176.2%	62,365	129.6%	81,943	172.0%
Operating loss	(13,277)	(53.5%)	(25,115)	(122.3%)	(27,707)	(57.6%)	(53,000)	(111.3%)
Other (income) expense - net:
Other (income) expense - net	(101)	(0.4%)	(21)	(0.1%)	(105)	(0.2%)	(71)	(0.1%)
Foreign exchange (gain) loss	(95)	(0.4%)	(195)	(0.9%)	450	0.9%	49	0.1%
Change in fair value of warrant liability	(2,523)	(10.2%)	—	0.0%	(2,523)	(5.2%)	—	0.0%
Total other (income) expense - net	(2,719)	(10.9%)	(216)	(1.1%)	(2,178)	(4.5%)	(22)	(0.0%)
(Loss) before income tax provision (benefit)	(10,558)	(42.5%)	(24,899)	(121.3%)	(25,529)	(53.0%)	(52,978)	(111.2%)
Income tax provision (benefit)	81	0.3%	47	0.2%	300	0.6%	(3,492)	(7.3%)
Net loss from continuing operations	(10,639)	(42.8%)	(24,946)	(121.5%)	(25,829)	(53.7%)	(49,486)	(103.9%)
Discontinued operations (Note 3)
(Loss) from operations of discontinued operations	(6,316)	(25.4%)	(16,963)	(82.6%)	(6,316)	(13.1%)	(10,286)	(21.6%)
Income tax (benefit)	(763)	(3.1%)	(3,345)	(16.3%)	(763)	(1.6%)	(3,345)	(7.0%)
Net (loss) from discontinued operations	(5,553)	(22.4%)	(13,618)	(66.3%)	(5,553)	(11.5%)	(6,941)	(14.6%)
Net (loss) applicable to common shares	(16,192)	(65.2%)	(38,564)	(187.8%)	(31,382)	(65.2%)	(56,427)	(118.5%)

Other comprehensive loss (gain):
Unrealized foreign currency translation loss (gain)	35	0.1%	(298)	(1.5%)	(36)	(0.1%)	72	0.2%
Comprehensive loss	$(16,227)	(65.3%)	$(38,266)	(186.4%)	$(31,346)	(65.1%)	$(56,499)	(118.6%)

Three Months Ended June 30, 2021, Compared With Three Months Ended June 30, 2020

Revenues – Our revenues increased $4.3 million, or 20.9%, to $24.8 million for the three months ended June 30, 2021, compared to $20.5 million for the three months ended June 30, 2020, primarily due to increased demand during the quarter as a result of the partial return of elective surgical procedures in the current year quarter.

Cost of Goods Sold – Costs of goods sold decreased $2.2 million, or 23.7%, to $7.2 million for the three months ended June 30, 2021, compared to $9.5 million for the three months ended June 30, 2020. Adjusted for the impact of purchase accounting step-up, cost of goods sold decreased $2.2 million or 25.1%, to $6.7 million, or 26.9% of revenue, for the three months ended June 30, 2021, compared to $8.9 million, or 43.4% of revenue, for the three months ended June 30, 2020. The decrease in costs of goods sold was primarily due to the sale of the OEM business and the reduction of certain direct manufacturing costs related to excess and obsolete inventory and unfavorable manufacturing variances.

Marketing, General and Administrative Expenses – Marketing, general and administrative expenses decreased $6.6 million, or 20.6%, to $25.5 million for the three months ended June 30, 2021, compared to $32.1 million for the three months ended June 30, 2020. The decrease in marketing, general and administrative costs is driven by the reduction in spending through the simplification of the distribution and administrative infrastructure, and reduction in spending due to the sale of the OEM Businesses, along with $2.0 million in insurance recovery for professional fees incurred during fiscal 2020 related to the SEC investigation

Research and Development Expenses – Research and development expenses decreased $0.1 million or 2.8%, to $3.2 million for the three months ended June 30, 2021, compared to $3.3 million for the three months ended June 30, 2020.

Asset Impairment and Abandonments– Asset impairment and abandonments expenses were $2.2 million for the three months ended June 30, 2021, which was primarily the result of property and equipment being impaired.

Transaction and Integration Expenses – Transaction and integration expenses were $2.2 million for the three months ended June 30, 2021 primarily related to issuance costs for the registered direct offering completed during the quarter.

Total Other (Income)Expense - Net – Total other (income) expense - net for the three months ended June 30, 2021 was $2.7 million of income compared to $0.2 million of income for the three months ended June 30, 2020. The $2.5 million increase was mainly attributable to the $2.5 million decrease in the fair value of our warrant liability during the three months ended June 30, 2021.

Income Tax (Expense) Benefit – For the three months ended June 30, 2021 and 2020, the Company recorded $0.1 million of income tax provision and less than $0.1 million of income tax provision, respectively, in continuing operations. The June 30, 2021 three-month income tax provision was primarily a result of impact of uncertain tax position interest accrual. The June 30, 2020 three-month income tax provision was a result of the full valuation allowance recorded against the loss from continuing operations.

Discontinued Operations – Net loss from discontinued operations for the three months ended June 30, 2021 was $5.6 million mainly due to the settlement of the OEM purchase agreement working capital dispute (See Note 19), compared to a $13.6 million net loss for the three months ended June 30, 2020.

Six Months Ended June 30, 2021, Compared With Six Months Ended June 30, 2020

Revenues – Our revenues increased $0.5 million, or 1.0%, to $48.1 million for the six months ended June 30, 2021, compared to $47.6 million for the six months ended June 30, 2020, primarily due to the partial return of elective procedures in the first half of the current year.

Cost of Goods Sold – Costs of goods sold decreased $5.2 million, or 28.0%, to $13.5 million for the six months ended June 30, 2021, compared to $18.7 million for the six months ended June 30, 2020. Adjusted for the impact of purchase accounting step-up, cost of goods sold decreased $4.9 million or 28.2%, to $12.4 million, or 25.7% of revenue, for the six months ended June 30, 2021, compared to $17.3 million, or 36.2% of revenue, for the six months ended June 30, 2020. The decrease in costs of goods sold was due to the sale of the OEM business and the reduction of certain direct manufacturing costs related to excess and obsolete inventory and unfavorable manufacturing variances.

Marketing, General and Administrative Expenses – Marketing, general and administrative expenses decreased $17.6 million, or 25.4%, to $51.7 million for the six months ended June 30, 2021, compared to $69.3 million for the six months ended June 30, 2020. The decrease in marketing, general and administrative costs is driven by reduction in spending through the simplification of the distribution and administrative infrastructure, and reduction in spending due to the sale of the OEM Businesses, along with $2.0 million in insurance recovery for professional fees incurred during fiscal 2020 related to the SEC investigation.

Research and Development Expenses – Research and development expenses decreased $1.5 million or 19.8%, to $6.1 million for the six months ended June 30, 2021, compared to $7.6 million for the six months ended June 30, 2020.

Asset Impairment and Abandonments– Asset impairment and abandonments expenses were $4.4 million for the six months ended June 30, 2021, which was primarily the result of property and equipment being impaired.

Transaction and Integration Expenses – Transaction and integration expenses were $2.5 million for the six months ended June 30, 2021 primarily related to $2.2 million of issuance costs for the registered direct offering completed during the second quarter, and $0.4 million related to the acquisition of the Holo Surgical and Prompt businesses, compared to $2.4 million of Paradigm of expenses for the six months ended June 30, 2020.

Total Other (Income) Expense - Net – Total other (income) expense - net for the six months ended June 30, 2021 was $2.2 million of income compared to less than $0.1 million of income for the six months ended June 30, 2020. The $2.2 million increase was mainly attributable to a $2.5 million decrease in the fair value of our warrant liability, partially offset by $0.5 million of foreign exchange loss during the six months ended June 30, 2021.

Income Tax (Expense) Benefit – For the six months ended June 30, 2021 and 2020, the Company recorded $0.3 million of income tax provision and $3.5 million income of tax benefit, respectively. The June 30, 2021 six-month income tax provision was primarily a result of federal interest liability as a result of timing of payments and impact of uncertain tax position interest accrual. The June 30, 2020 six-month income tax benefit was primarily impacted by the CARES Act tax benefit.

Discontinued Operations – Net loss from discontinued operations for the six months ended June 30, 2021 was $5.6 million  due to the settlement of the OEM purchase agreement working capital dispute (See Note 19), compared to a $6.9 million net loss for the six months ended June 30, 2020

Non-GAAP Financial Measures

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

Non-GAAP Net Income Applicable to Common Shares, Adjusted:

	For the three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
(In thousands)
Net loss from continuing operations, as reported	$(10,639)	$(24,946)	$(25,829)	$(49,486)
Change in fair value of warrant liability	(2,523)	—	(2,523)	—
Gain on acquisition contingency	(2,236)	(130)	(2,287)	(130)
Bargain purchase gain	(90)	—	(90)	—
Asset impairment and abandonments	2,206	882	4,382	2,761
Transaction and integration expenses	2,188	6	2,510	2,415
Inventory purchase price adjustment	554	563	1,081	1,441
Severance and restructuring costs	20	—	237	—
Tax effect on adjustments	(28)	—	(28)	—
Non-GAAP net loss applicable to common shares, adjusted	$(10,548)	$(23,625)	$(22,547)	$(42,999)

Non-GAAP Gross Profit, Adjusted:

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
(In thousands)

Revenues	$24,834	$20,534	$48,125	$47,636
Costs of goods sold	7,229	9,469	13,467	18,693
Gross profit, as reported	17,605	11,065	34,658	28,943
Inventory purchase price adjustment	554	878	1,081	1,752
Non-GAAP gross profit, adjusted	$18,159	$11,943	$35,739	$30,695

The following are explanations of the adjustments that management excluded as part of the non-GAAP measures for the three and six months ended June 30, 2021 and 2020. Management removes the amount of these costs including the tax effect on the adjustments from our operating results to supplement a comparison to our past operating performance.

2021 Change in fair value of warrant liability – Other income related to the revaluation of our warrant liability.

2021 Gain on acquisition contingency – The gain on acquisition contingency relates to an adjustment to our estimate of obligation for future milestone payments on the Holo acquisition.

2021 Bargain purchase gain – Gain related to our acquisition of Prompt Prototypes.

2021 and 2020 Asset impairment and abandonments – These costs relate to asset impairment and abandonments of certain long-term assets within the asset group.

2021 and 2020 Transaction and integration expenses – These costs relate to issuance costs for the registered direct offering and professional fees associated with the acquisition of Holo Surgical and Prompt Prototypes, and other matters.

2021 and 2020 Inventory purchase price adjustment – These costs relate to the purchase price effects of acquired Paradigm inventory that was sold during the three and six months ended June 30, 2021 and 2020.

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

As discussed in Note 20, the Securities and Exchange Commission (“SEC”) has an active investigation that remains ongoing.  The Company continues to cooperate with the SEC in relation to its investigation. Based on current information available to the Company, the impact associated with SEC investigation and shareholder litigation may have on the Company cannot be reasonably estimated.

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

As of June 30, 2021, we had cash of $69.3 million and an accumulated deficit of $516.3 million. For the three and six months ended June 30, 2021, we had a loss from continuing operations of $10.6 and $25.8 million, respectively. We have incurred losses from operations in the previous two fiscal years and did not generate positive cash flows from operations in fiscal year 2020 or through the six months ended June 30, 2021.

On June 14, 2021, we issued and sold in a registered direct offering an aggregate of 29.0 million shares of our common stock and investor warrants to purchase up to an aggregate of 29.0 million shares at a strike price of $1.725. The Company, also in connection with the direct offering, issued placement agent warrants to purchase an aggregate of up to 1.7 million shares of our common stock at a strike price of $2.15625 per share. We received net proceeds of $45.8 million from the offering after deducting investor fees of $4.2 million.

On February 1, 2021, we closed a public offering and sold a total 28,700,000 shares of our common stock at a price of $1.50 per share, less the underwriter discounts and commissions. We received net proceeds of $40.5 million from the offering after deducting the underwriting discounts and commission of $4.0 million.

We project we will continue to generate significant negative operating cash flows over the next 12-months and beyond.  In consideration of: i) COVID-19 uncertainties, ii) negative cash flows that are projected over the next 12-month period, iii) the $14.9 million of Federal income tax liability paid in April 2021 related to the gain on sale of the OEM Businesses, iv) uncertainty regarding potential settlements related to ongoing litigation and regulatory investigations, and v) approximately $18.5 million of the total contingent consideration of $54.2 million is expected to become due to the former owners of Holo Surgical if regulatory approval in the US is obtained in 2021, which would paid through combination of common stock and cash; we have forecasted the need to raise additional capital in order to continue as a going concern. The Company’s operating plan for the next 12-month period also includes continued investments in its product pipeline which will necessitate additional debt and/or equity financing in addition to the funding of future operations through 2021 and beyond.

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

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Six Months Ended
	June 30	June 30
(In thousands)	2021	2020
Net cash used in operating activities	$(46,147)	$(14,589)
Net cash used in investing activities	(11,023)	(7,734)
Net cash provided by financing activities	82,216	18,935
Effect of exchange rate changes on cash and cash equivalents	249	9
Net increase in cash and cash equivalents	$25,295	$(3,379)
Cash and cash equivalents, beginning of period	43,962	5,608
Cash and cash equivalents, end of period	$69,257	$2,229

At June 30, 2021, we had 131 days of revenues outstanding in trade accounts receivable, an increase of 35 days compared to December 31, 2020. The increase is primarily driven due to timing of collections from our customers as a result of continued COVID-19 impacts.

At June 30, 2021, excluding the purchase accounting step-up of Paradigm inventory, we had 416 days of inventory on hand, an increase of 217 days compared to December 31, 2020. The increase in inventory days is primarily due to the continued purchase of implants during the six months ended June 30, 2021. We believe that our inventory levels will be adequate to support our on-going operations.

As of June 30, 2021, we have no material off-balance sheet arrangements.

Certain Commitments.

The following table provides a summary of our operating lease obligations and other significant obligations as of June 30, 2021.

	Contractual Obligations Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	66,735	1,244	6,464	11,052	47,975
Purchase obligations (1)	130,141	42,725	59,710	27,706	—
Acquisition contingencies	54,228	18,485	35,743	—	—
Total	$251,104	$62,454	$101,917	$38,758	$47,975

(1)	These amounts consist of contractual obligations for capital expenditures and open purchase orders.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities.

We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities.  We are exposed to interest rate risk in the United States and Germany. Changes in interest rates affect interest income earned on cash and cash equivalents. We have not entered into derivative transactions related to cash and cash equivalents. As of June 30, 2021, we did not have any outstanding indebtedness.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. Our international operations currently transact business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on our June 30, 2021 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations. We do not expect changes in exchange rates to have a material adverse effect on our income or our cash flows in 2021. However, we can give no assurance that exchange rates will not significantly change in the future.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2021, due to the existence of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.

Material Weaknesses in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or unaudited interim financial statements will not be prevented or detected on a timely basis.

As previously identified and described more fully under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, we identified material weaknesses in the control environment, risk assessment, control activities, monitoring activities, information and communication components of internal control as we did not appropriately design controls in response to the risk of misstatement due to changes in our business environment. The material weaknesses resulted in misstatements that were corrected in the restatement included in our Annual Report on Form 10-K for the year ended December 31, 2019. The material weaknesses have not been remediated as of June 30, 2021.

Additionally, the material weaknesses described above could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement of the annual or unaudited interim consolidated financial statements that would not be prevented or detected.

Remediation Efforts to Address Material Weakness

Our management, with oversight from our Audit Committee, continues to take action on the remediation plan more fully described under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.  This plan includes enhancing the overall internal control environment, the addition of experienced internal resources and/or third-party advisors and the implementation of additional controls and procedures to strengthen our internal controls over financial reporting. While the remediation plan has been developed, and action has been taken on resolution of required activities within it, there are still a significant number of steps to be taken to enable management to complete the remediation. Accordingly, we concluded that the material weaknesses had not yet been remediated as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

Material weaknesses identified in our internal control over financial reporting discovered in fiscal year 2020 existed as of December 31, 2018. Management has taken remediation activities since the time the material weaknesses were identified; however, the remediated controls were not in place for a sufficient period of time to be tested for their design and operational effectiveness. As such, there were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as of June 30, 2021.

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

For a further description, we refer you to Part I, Item 1, Note 19 entitled “Legal Actions” to the unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of material legal proceedings.

Item 1A.	Risk Factors

Except as described below, there has been no material change in our risk factors as previously disclosed in Part I, Item 1.A., Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 16, 2021.

Our appointment of a new registered independent accounting firm could result in delays in the filing of our reports with the SEC, and our new registered independent accounting firm may interpret accounting rules differently than our former firm, which could adversely impact our business.

On April 5, 2021, Deloitte & Touche LLP resigned as our auditors, and we engaged a new firm, Grant Thornton LLP as the Company’s independent registered public accounting firm for its fiscal year ending December 31, 2021. Given the complexities of public-company accounting rules, the differences in how those rules are interpreted by various accounting firms, it is possible that our new independent auditor will require us to characterize certain transactions and/or present financial data differently than was approved by our former auditor. Similarly, it is possible that our new independent auditor will disagree with the way we have presented financial results in prior periods, in which case we may be required to restate those financial results. In either case, these changes could negatively impact our future financial results and/or previously reported financial results, could subject us to the expense and other consequences of restating our prior financial statements, and could lead to government investigation and/or shareholder litigation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information with respect to our repurchases of our common stock during the six months ended June 30, 2021.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 to January 31, 2021	7,294	$2.19	—	—
February 1, 2021 to February 28, 2021	39,589	$2.51	—	—
March 1, 2021 to March 31, 2021	—	$—	—	—
April 1, 2021 to April 30, 2021	9,796	$2.05	—	—
May 1, 2021 to May 31, 2021	—	$—	—	—
June 1, 2021 to June 30, 2021	717	$1.39	—	—
Total	57,396	$2.43	—	—

(1)	The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards, their tax withholdings obligations.
Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Item 6.	Exhibits

3.1	Second Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, effective as of May 4, 2021 (1).

3.2	Amended and restated Bylaws of the Company, effective as of November 13, 2020 (2).

4.1	Form of Common Stock Purchase Warrant, dated June 14, 2021 (3).

4.2	Form of Placement Agent Warrant, dated June 14, 2021 (4).

10.1	Form of Securities Purchase Agreement, dated June 9, 2021 (5).

10.2	Surgalign Holdings, Inc. 2021 Incentive Plan(6)

10.3	Surgalign Holdings, Inc. 2021 Inducement Plan(7)

10.4	Surgalign Holdings, Inc. Employee Stock Purchase Plan(8)

10.5 #	Form of Restricted Stock Unit (2021 Incentive Plan)

10.6 #	Form of Non Qualified Stock Option (2021 Incentive Plan)

31.1 #	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 #	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 #	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS #	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH #	Inline XBRL Taxonomy Extension Schema Document

101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*

Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of such omitted schedule to the Securities and Exchange Commission upon request.

#	Filed herewith
(1)	Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed by the Registrant on May 10, 2021.
(2)	Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed by the Registrant on November 16, 2020.
(3)	Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated June 9, 2021.
(4)	Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated June 9, 2021.
(5)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 9, 2021.
(6)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 dated May 7, 2021 (File No. 333-255882).
(7)	Incorporated by reference to Exhibit 99.2 to the Registrant’s Form S-8 dated May 7, 2021 (File No. 333-255882).
(8)	Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 dated May 7, 2021 (File No. 333-255883).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGALIGN HOLDINGS, INC. (Registrant)

By:	/s/ Terry M. Rich
Terry M. Rich President and Chief Executive Officer

By:	/s/ Jonathon M. Singer
Jonathon M. Singer Chief Financial and Operating Officer

Date: August 6, 2021