Form 10-K/A
period 2020-12-31
SURGALIGN HOLDINGS, INC.
filed 2021-09-24
CIK 1760173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1

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
The number of shares of Common Stock outstanding as of August 4, 2021 was 139,410,776.

EXPLANATORY NOTE

On March 16, 2021, Surgalign Holdings Inc. (the “Company”) filed its Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (the “Original Form 10-K”). This Amendment No. 1 (the “Amendment”) amends the Original Form 10-K solely to correct the registrant's name disclosed in Exhibit 23.1, Consent of Independent Registered Public Accounting Firm. The Exhibit 23.1 included in the Original Form 10-K identified the registrant's name as RTI Surgical Holdings, Inc., whereas the appropriate registrant's name is Surgalign Holdings, Inc. A new Exhibit 23.1 with the correction is filed as Exhibit 23.1 attached hereto.

This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Original Form 10-K. No revisions have been made to the Company’s financial statements or any other disclosure contained in the Original Form 10-K. This Amendment is an exhibit-only filing. Except for Exhibit 23.1, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. As no financial statements have been included in this Amendment, and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. The Company is not including certifications pursuant to Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) as no financial statements are being filed with this Amendment.

Item 15.	Exhibits, Financial Statement Schedules

Exhibit Number
23.1 *	Consent of Independent Registered Public Accounting Firm.
31.1 *	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 24, 2021	SURGALIGN HOLDINGS, INC.

	By:	/s/ Terry M. Rich
Terry M. Rich President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry M. Rich	President and Chief Executive Officer and Director	September 24, 2021
Terry M. Rich	(Principal Executive Officer)

/s/ Jonathon M. Singer	Chief Financial and Operating Officer	September 24, 2021
Jonathon M. Singer	(Principal Financial and Accounting Officer)

/s/ Sheryl Conley	Chairman of the Board of Directors	September 24, 2021
Sheryl Conley

/s/ Thomas A. McEachin	Director	September 24, 2021
Thomas A. McEachin

/s/ Mark D. Stolper	Director	September 24, 2021
Mark D. Stolper

/s/ Paul G. Thomas	Director	September 24, 2021
Paul G. Thomas

/s/ Nicholas J. Valeriani	Director	September 24, 2021
Nicholas J. Valeriani

/s/ Paul Lewicki	Director	September 24, 2021
Paul Lewicki