Form 10-Q/A
period 2021-03-31
SURGALIGN HOLDINGS, INC.
filed 2021-09-24
CIK 1760173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q/A
Amendment No. 1
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________ to ________
Commission file number 001-38832
_______________________________________________________
SURGALIGN HOLDINGS, INC.
(Exact name of registrant as specified in its charter)
_______________________________________________________

Delaware	83-2540607
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

520 Lake Cook Road, Suite 315, Deerfield, Illinois	60015
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (224) 303-4651
_______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
common stock, $0.001 par value	SRGA	Nasdaq Global Select Market
_______________________________________________________

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

EXPLANATORY NOTE

On May 10, 2021, Surgalign Holdings Inc. (the “Company”) filed its Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 (the “Original Form 10-Q”). This Amendment No. 1 (the “Amendment”) amends the Original Form 10-Q solely to correct the registrant's name disclosed in Exhibits 32.1 and 32.2, Certification of Principal Executive Officer and Certification of Principal Financial Officer, respectively, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. The Exhibits 32.1 and 32.2 included in the Original Form 10-Q identified the registrant's name as RTI Surgical Holdings, Inc., whereas the appropriate registrant's name is Surgalign Holdings, Inc. The Exhibits 32.1 and 32.2 with the correction are filed as Exhibit 32.1 and 32.2, respectively, attached hereto.
This Amendment speaks as of the original filing date and does not reflect events occurring after the filing of the Original Form 10-Q. No revisions have been made to the Company’s financial statements or any other disclosure contained in the Original Form 10-Q. This Amendment is an exhibit-only filing. Except for Exhibits 32.1 and 32.2, this Amendment does not otherwise update any exhibits as originally filed or previously amended.
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

Item 15.	Exhibits, Financial Statement Schedules

Exhibit Number
31.1 *	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 *	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2 *	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: September 24, 2021