Form 10-Q
period 2021-09-30
SURGALIGN HOLDINGS, INC.
filed 2021-11-09
CIK 1760173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒
Shares of common stock, $0.001 par value, outstanding on November 5, 2021: 139,200,855

SURGALIGN HOLDINGS, INC.
FORM 10-Q For the Quarter Ended September 30, 2021

Part IFinancial Information
Item 1.Unaudited Condensed Consolidated Financial Statements
SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share data)

	September 30, 2021	December 31, 2020
Assets
Current Assets:
Cash and cash equivalents	$68,360	$43,962
Accounts receivable - less allowances of $10,438 at September 30, 2021 and $8,203 at December 31, 2020	20,652	27,095
Inventories - current	27,442	22,841
Prepaid and other current assets	19,625	10,284
Total current assets	136,079	104,182
Non-current inventories	9,591	7,856
Property and equipment - net	1,028	521
Other assets - net	10,045	10,145
Total assets	$156,743	$122,704

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$9,482	$13,418
Current portion of acquisition contingency	18,406	8,996
Accrued expenses	26,844	12,648
Accrued income taxes	504	11,761
Total current liabilities	55,236	46,823
Acquisition contingencies	34,556	47,519
Warrant liability	16,487	—
Other long-term liabilities	3,353	4,192
Total liabilities	109,632	98,534
Commitments and contingencies (Note 18)

Stockholders' equity:
Common stock, $.001 par value: 300,000,000 shares authorized; 139,398,324 and 81,678,179 shares issued and outstanding, as of September 30, 2021 and December 31, 2020, respectively	139	81
Additional paid-in capital	579,054	517,123
Accumulated other comprehensive loss	(2,018)	(2,416)
Accumulated deficit	(524,250)	(484,962)
Less treasury stock, 1,519,832 and 1,444,578 shares, as of September 30, 2021 and December 31, 2020, respectively, at cost	(5,814)	(5,656)
Total stockholders' equity	47,111	24,170
Total liabilities and stockholders' equity	$156,743	$122,704
See notes to unaudited condensed consolidated financial statement.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive (Loss) / Income
(Unaudited, in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$20,545	$27,926	$68,670	$75,562
Cost of goods sold	6,811	11,892	20,278	30,585
Gross profit	13,734	16,034	48,392	44,977
Operating Expenses:
Marketing, general and administrative	27,564	27,684	79,264	96,842
Research and development	2,901	2,208	8,960	9,764
Gain on acquisition contingency	(1,266)	—	(3,553)	(130)
Asset impairment and abandonments	5,411	9,356	9,794	12,117
Transaction and integration expenses	—	3,411	2,510	5,826
Total operating expenses	34,610	42,659	96,975	124,419
Other operating income, net	(3,932)	—	(3,932)	—
Operating loss	(16,944)	(26,625)	(44,651)	(79,442)
Other (income) expense - net:
Other (income) expense - net	(117)	(21)	(221)	(92)
Foreign exchange loss (gain)	471	(21)	921	28
Change in fair value of warrant liability	(7,739)	—	(10,262)	—
Total other (income) expense - net	(7,385)	(42)	(9,562)	(64)
Loss before income tax (benefit)	(9,559)	(26,583)	(35,089)	(79,378)
Income tax (benefit)	(1,304)	—	(1,004)	(3,492)
Net loss from continuing operations	(8,255)	(26,583)	(34,085)	(75,886)
Discontinued operations (Note 3)
Income (loss) from operations of discontinued operations (including gain on disposition of $210.9 million for the three and nine months ended September 30, 2020)	—	191,801	(6,316)	181,333
Income tax provision (benefit)	(349)	42,534	(1,112)	39,189
Net income (loss) from discontinued operations	349	149,267	(5,204)	142,144
Net (loss) income applicable to common shares	(7,906)	122,684	(39,289)	66,258

Other comprehensive (loss) income:
Unrealized foreign currency translation (gain) loss	(362)	108	(398)	180
Total other comprehensive (loss) income	$(7,544)	$122,576	$(38,891)	$66,078

Net loss from continuing operations per common share - basic	$(0.06)	$(0.36)	$(0.29)	$(1.04)
Net loss from continuing operations per common share - diluted	$(0.06)	$(0.36)	$(0.29)	$(1.04)
Net income (loss) from discontinued operations per common share - basic	$—	$2.04	$(0.04)	$1.95
Net income (loss) from discontinued operations per common share - diluted	$—	$2.04	$(0.04)	$1.95
Weighted average shares outstanding - basic	138,317,858	73,212,662	117,135,533	72,933,038
Weighted average shares outstanding - diluted	138,317,858	73,212,662	117,135,533	72,933,038
See notes to unaudited condensed consolidated financial statements.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2021	$81	$517,123	$(2,416)	$(484,962)	$(5,656)	$24,170
Net loss	—	—	—	(15,190)	—	(15,190)
Foreign currency translation adjustment	—	—	71	—	—	71
Exercise of common stock options	—	23	—	—	—	23
Stock-based compensation	—	936	—	—	—	936
Purchase of treasury stock	—	—	—	—	(110)	(110)
Share offering	29	36,455	—	—	—	36,484
Balance, March 31, 2021	$110	$554,537	$(2,345)	$(500,152)	$(5,766)	$46,384
Net loss	—	—	—	(16,192)	—	(16,192)
Foreign currency translation adjustment	—	—	(35)	—	—	(35)
Stock-based compensation	—	1,413	—	—	—	1,413
Share offering	29	45,813	—	—	—	45,842
Warrant issuance	—	(24,798)	—	—	—	(24,798)
Equity instruments issued in connection with Prompt Prototypes, LLC	—	221	—	—	—	221
Purchase of treasury stock	—	—	—	—	(23)	(23)
Balance, June 30, 2021	$139	$577,186	$(2,380)	$(516,344)	$(5,789)	$52,812
Net loss	—	—	—	(7,906)	—	(7,906)
Foreign currency translation adjustment	—	—	362	—	—	362
Employee stock purchase plan ("ESPP") expense	—	113	—	—	—	113
Stock-based compensation	—	1,755	—	—	—	1,755
Purchase of treasury stock	—	—	—	—	(25)	(25)
Balance, September 30, 2021	$139	$579,054	$(2,018)	$(524,250)	$(5,814)	$47,111
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

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	For the Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net (loss) income	$(39,289)	$66,258
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization expense	1,856	6,003
Provision for bad debts and product returns	2,404	2,015
Change in fair value of warrant liability	(10,262)	—
Provision for inventory write-downs	5,754	9,597
Revenue recognized due to change in deferred revenue	—	(2,618)
Deferred income tax benefit	—	(932)
Income taxes payable	(10,294)	—
Stock-based compensation	4,218	5,550
Asset impairment and abandonments	9,794	12,117
Gain on acquisition contingency	(3,553)	(130)
Loss on extinguishment of debt	—	2,686
Bargain purchase gain	(90)	—
Amortization of debt issuance costs	—	283
Amortization of debt discount	—	2,479
Derivative loss	—	12,641
Loss (gain) on sale of OEM business (discontinued operations)	6,316	(210,866)
Other	(5)	214
Change in assets and liabilities:
Accounts receivable	6,059	9,221
Inventories	(12,461)	(7,236)
Accounts payable	(3,868)	1,695
Accrued expenses	23,040	20,694
Deferred revenue	—	2,955
Right-of-use asset and lease liability	(2,814)	—
Other operating assets and liabilities	(18,416)	(5,295)
Net cash used in operating activities	(41,611)	(72,669)
Cash flows from investing activities:
Payments for OEM working capital adjustment	(5,430)	—
Proceeds from sale of OEM business	—	437,097
Purchases of property and equipment	(10,834)	(9,738)
Business acquisitions, net of cash acquired	(328)	—
Patent and acquired intangible asset costs	(496)	(419)
Net cash (used in) provided by investing activities	(17,088)	426,940
Cash flows from financing activities:
Share offering proceeds, net	82,326	—
Proceeds from exercise of common stock options	23	20
Repayment of short-term obligations	—	(76,912)
Proceeds from long-term obligations	—	89,892
Payments of debt issuance costs	—	(1,740)
Payments on long-term obligations	—	(207,266)
Payments for treasury stock	(158)	(418)
Redemption of preferred stock	—	(66,519)
Other	—	38
Net cash provided by (used in) financing activities	82,191	(262,905)
Effect of exchange rate changes on cash and cash equivalents	906	(1,184)
Net increase (decrease) in cash and cash equivalents	24,398	90,182
Cash and cash equivalents, beginning of period	43,962	5,608
Cash and cash equivalents, end of period	$68,360	$95,790
Supplemental cash flow disclosure:
Cash paid for interest	—	4,488
Net income tax payments, net of refunds	11,710	4,986
Non-cash acquisition of property and equipment	150	—
Non-cash common stock issuance - Prompt	221	—
See notes to unaudited condensed consolidated financial statements.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data or otherwise noted)
1.Business
Surgalign Holdings, Inc. (the “Company”), (formerly known as RTI Surgical Holdings, Inc. (“RTI”)) is a global medical technology company focused on elevating the standard of care by driving the evolution of digital surgery. We have a broad portfolio of spinal hardware implants, including solutions for fusion procedures in the lumbar, thoracic, and cervical spine, motion preservation solutions for the lumbar spine, and a minimally invasive surgical implant system for fusion of the sacroiliac joint. We also have a portfolio of advanced and traditional orthobiologics, or biomaterials. In addition to our spinal hardware and biomaterials portfolios, we are developing an augmented reality and artificial intelligence digital surgery platform called HOLO™ to enable digital spine surgery, which we believe is one of the most advanced artificial intelligence technologies being applied to surgery. HOLO Portal™ surgical guidance, a component of our HOLO™ platform, is designed to automatically recognize, identify, and segment patient anatomy to autonomously assist the surgeon throughout the surgical procedure. This proprietary artificial intelligence-based platform system is an intelligent anatomical mapping technology designed to assist surgeons by allowing them to remain in safe anatomical zones, and to enhance surgical performance. We plan to leverage our digital surgery platform to improve patient outcomes and drive adoption of our spinal hardware implants and biomaterials products. We are developing a pipeline of new innovative technologies that we plan to integrate with our digital surgery platform. We currently market and sell products to hospitals, ambulatory surgery centers, and healthcare providers in the United States and in more than 40 countries worldwide. We are headquartered in Deerfield, Illinois, with commercial, innovation and design centers in San Diego, CA; Wurmlingen, Germany; and Warsaw, Poland.
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
COVID-19
The continued effects of the coronavirus (“COVID-19”) pandemic, as well as the corresponding governmental response and the Company’s management of the crisis has had a significant impact on the Company’s business. The consequences of the outbreak and impact on the global economy continues to evolve, and the full extent of the impact is uncertain with the existence of variant strains of COVID-19. The variant strains have and will continue to lead to a rise in infections resulting in the reinstatement of certain restrictions previously in place on a global scale.
Beginning in 2020, many hospitals and other medical facilities canceled elective surgeries, reduced and diverted staffing and diverted other resources to patients suffering from the infectious disease and limited hospital access for non-patients, including the Company’s direct and indirect sales representatives. Because of the COVID-19 pandemic, surgeons and their patients have been required, or are choosing, to defer procedures in which the Company’s products would be used, and many facilities that specialize in the procedures in which the Company’s products would be used have closed or reduced operating hours. The Company continue to see these measures taken through September 30, 2021 thus negatively impacting the ability of the Company’s employees and distributors to effectively market and sell its products. In addition, even after the pandemic subsides and/or governmental orders no longer prohibit or recommend against performing such procedures, patients may continue to defer such procedures out of concern of being exposed to COVID-19.
The COVID-19 pandemic has also caused adverse effects on general commercial activity and the global economy, which led to an economic slowdown in 2020, and which has adversely affected the Company’s business, operating results or financial condition. The adverse effect of the pandemic on the broader economy has also negatively affected demand for procedures using the Company’s products, and could cause one or more of the Company’s distributors, customers, and suppliers to experience financial distress, cancel, postpone or delay orders, be unable to perform under a contract, file for bankruptcy protection, go out of business, or suffer disruptions in their business. This could impact the Company’s ability to provide products and otherwise operate its business, as well as increase its costs and expenses.
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
As of September 30, 2021, we had cash of $68.4 million and an accumulated deficit of $524.3 million. For the nine months ended September 30, 2021, we had a loss from continuing operations of $34.1 million. We have incurred losses from operations in the previous two fiscal years and did not generate positive cash flows from operations in fiscal year 2020 or for the nine months ended September 30, 2021.
On June 14, 2021, we issued and sold in a registered direct offering an aggregate of 28,985,508 shares of our common stock and investor warrants to purchase up to an aggregate of 28,985,508 million shares at a strike price of $1.725.The Company, also in connection with the direct offering, issued placement agent warrants to purchase an aggregate of up to 1,739,130 million shares of our common stock at a strike price of $2.15625 per share. We received net proceeds of $45.8 million from the offering after deducting investor fees of $4.2 million.
On February 1, 2021, we closed a public offering and sold a total 28,700,000 shares of our common stock at a price of $1.50 per share, less the underwriter discounts and commissions. We received net proceeds of $36.5 million from the offering after deducting the underwriting discounts and commission of $4.0 million.
The Company is projecting it will continue to generate significant negative operating cash flows over the next 12-months and beyond due, in part, to continued COVID-19 uncertainties, along with approximately $18.4 million of the total contingent consideration of $53.0 million expected to become due to the former owners of Holo Surgical contingent on two milestones expected to be achieved within the next 12 months. These payments will be paid through a combination of common stock and cash. The Company’s operating plan for the next 12-month period also includes continued investments in its product pipeline and funding of future operations through 2022, which will necessitate additional debt and/or equity financing. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States, and worldwide, resulting from the ongoing COVID-19 pandemic. If cash resources are insufficient to satisfy the Company’s on-going cash requirements through the third fiscal quarter of 2022, the Company will be required to scale back operations, reduce research and development expenses, and postpone, as well as suspend capital expenditures, in order to preserve liquidity. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.
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
2.Basis of Presentation
The accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a fair presentation of the unaudited condensed consolidated financial position, results of operations, comprehensive loss and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our unaudited condensed consolidated financial statements in accordance with GAAP often requires us to make estimates and judgments that affect reported amounts. These estimates and judgments are based on historical experience and assumptions that we believe to be reasonable under the circumstances. Assumptions and judgments based on historical experience may provide reported results, which differ from actual results; however, these assumptions and judgments historically have not varied significantly from actual experience, and we therefore do not expect them to vary significantly in the future. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. The Company includes acquisition, disposal, integration and separation related costs, which are predominantly composed of legal, consulting, and advisor fee expenses, within the “Transaction and integration expense” line on the condensed consolidated statements of comprehensive income/(loss).
The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Surgalign Spine Technologies, Inc., Paradigm Spine, LLC (“Paradigm”), Pioneer Surgical Technology, Inc. (“Pioneer Surgical”), Zyga Technology, Inc. (“Zyga”), and Holo Surgical Inc. (“Holo Surgical”). The operating results of the disposed OEM Businesses have been reported as discontinued operations in the unaudited condensed consolidated financial statements in the prior comparative periods.
For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission (“SEC”) on March 16, 2021, and as amended by our Annual Report (Amendment No. 1) on Form 10-K/A filed with the SEC on September 24, 2021.
Accounting Standards Issued But Not Yet Adopted
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The guidance provides simplifications of the accounting for convertible instruments and reduces the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current U.S. GAAP. The guidance is effective for public business entities for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating this guidance to determine the impact on its disclosures.
Immaterial Restatement of Earnings Per Share (“EPS”)
During the first fiscal quarter of 2021, the Company identified errors in the calculation of its historical basic and diluted EPS. In the historical periods presented in the filing, the weighted average basic and diluted shares incorrectly included treasury stock, restricted stock awards, and restricted stock units. The weighted average shares used in the restated basic and diluted EPS from continuing operations and discontinued operations have been corrected.
Significant New Accounting Policies
Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2020 as filed with the SEC on March 16, 2021 for discussion of the Company's significant accounting policies. During the three months ended September 30, 2021, the following accounting policy was adopted.
Other Operating Income
Included within "Other operating income, net" for the three and nine months ended September 30, 2021 is $3.9 million related to the settlement received by the Company from OEM related to inventory purchased during the year that was also paid for by the Company at the date of acquisition.

3. Discontinued Operations
In connection with the Transactions, on July 20, 2020, the Company completed the disposition of its OEM Businesses. Accordingly, the OEM Businesses are reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations (“ASC 205-20”). The results of operations from the OEM Businesses are classified as discontinued operations in the condensed consolidated statements of comprehensive income/(loss). There were no assets or liabilities of the OEM Businesses as of September 30, 2021 or December 31, 2020 due to the transaction occurring on July 20, 2020. Applicable amounts in prior years have been recast to conform to this discontinued operations presentation.

The following table presents the financial results of the discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Major classes of line items constituting net income (loss) from discontinued operations
Revenues	$—	$6,877	$—	$87,192
Costs of processing and distribution	—	4,006	—	49,679
Gross profit	—	2,871	—	37,513
Expenses:
Marketing, general and administrative	—	2,329	—	12,889
Severance and restructuring costs	—	—	—	604
Transaction and integration expenses	—	11,811	—	23,598
Total expenses	—	14,140	—	37,091
Operating (loss) income	—	(11,269)	—	422
Other expense - net:
OEM working capital adjustment	—	—	6,316	—
Interest expense	—	5,093	—	14,631
Derivative loss	—	—	—	12,641
Loss on extinguishment of debt	—	2,686	—	2,686
Foreign exchange loss (gain)	—	17	—	(3)
Total other expense - net	—	7,796	6,316	29,955
Loss from discontinued operations	—	(19,065)	(6,316)	(29,533)
Gain on sale of net assets of discontinued operations	—	210,866	—	210,866
Income (loss) from discontinued operations before income tax provision (benefit)	—	191,801	(6,316)	181,333
Income tax provision (benefit)	(349)	42,534	(1,112)	39,189
Net income (loss) from discontinued operations	$349	$149,267	$(5,204)	$142,144
In accordance with ASC 205-20, only expenses specifically identifiable and related to a business to be disposed may be presented in discontinued operations. As such, the marketing and general and administrative expenses in discontinued operations include corporate costs incurred directly to solely support the Company’s OEM Businesses.
Pursuant to the OEM Purchase Agreement, the Company and the Buyer have also entered into a Transition Services Agreement, through which the disposed OEM Businesses will provide to the Company transitional services related to IT support, customer and vendor management, procurement, and other services for periods ranging 3 to 12 months after the disposal. This contract was extended to the end of 2021.
The Company applied the “Intraperiod Tax Allocation” rules under ASC 740, Income Taxes (“ASC 740”), which requires the allocation of an entity’s total annual income tax provision among continuing operations and, in the Company’s case, discontinued operations.
On December 1, 2020, pursuant to the OEM Purchase Agreement, the Company received a notice from the Buyer indicating that a post-closing adjustment in an amount of up to $14.0 million may be owed in respect of the working capital adjustment paid at closing. On June 3, 2021, the firm engaged to resolve the dispute issued a binding, non-appealable resolution whereby it was determined the Company was liable for $5.8 million of the disputed amount, which was finalized and paid during the second quarter of 2021. The final settlement was expensed under "Income (loss) from operations of discontinued operations" in our condensed consolidated statements of comprehensive income/(loss).

Total operating and investing cash flows of discontinued operations for the nine months ended September 30, 2021 and 2020 is comprised of the following, which excludes the effect of income taxes:

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
Significant operating non-cash reconciliation items:
Depreciation and amortization	$—	$2,126
Provision for bad debt and products returns	$—	$650
Revenue recognized due to change in deferred revenue	$—	$(2,618)
Deferred income tax provision	$—	$(3,644)
Stock-based compensation	$—	$792
Gain on sale of discontinued assets, net	$—	$(210,866)
Loss on extinguishment of debt	$—	$2,686
Amortizations of debt issuance costs	$—	$283
Amortizations of debt discount	$—	$2,479
Significant investing items:
Payments for OEM working capital adjustment	$(5,430)	$—
Purchases of property and equipment	$—	$(1,867)
Patent and acquired intangible asset costs	$—	$(419)
Proceeds from sale of OEM Business	$—	$437,097
4.Leases
The Company’s leases are classified as operating leases that include office space, automobiles, and copiers. The Company does not have any finance leases and the Company’s operating leases do not have any residual value guarantees, restrictions, or covenants. The Company’s leases have remaining lease terms of 1 to 8 years, some of which include options to extend or terminate the leases. The option to extend is only included in the lease term if the Company is reasonably certain of exercising that option. Operating lease right-of-use ("ROU") assets are presented within "Other assets-net" on the condensed consolidated balance sheets. The current portion of operating lease liabilities are presented within "Accrued expenses", and the non-current portion of operating lease liabilities are presented within "Other long-term liabilities" on the condensed consolidated balance sheets. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, the Company estimates its incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value.
A subset of the Company’s automobile and copier leases contain variable payments. The variable lease payments for such automobile leases are based on actual mileage incurred at the standard contractual rate. The variable lease payments for such copier leases are based on actual copies incurred at the standard contractual rate. The variable lease costs for all leases are immaterial.
The components of operating lease expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$179	$286	$557	$1,024
Short-term operating lease cost	112	—	261	—
Total operating lease cost	$291	$286	$818	$1,024

Supplemental cash flow information related to operating leases was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$311	$293	$887	$1,026
ROU assets obtained in exchange for lease obligations	—	—	68	—
Supplemental balance sheet information related to operating leases was as follows:

	Balance Sheet Classification	Balance at September 30, 2021	Balance at December 31, 2020
Assets:
Right-of-use assets	Other assets - net	$1,008	$1,425
Liabilities:
Current	Accrued expenses	$363	$650
Noncurrent	Other long-term liabilities	1,018	1,200
Total operating lease liabilities		$1,381	$1,850
The weighted-average remaining lease terms and discount rates were as follows:

	For the Nine Months Ended September 30,
	2021	2020
Weighted-average remaining lease term (years)	6.1	6.1
Weighted-average discount rate	5.0%	5.0%
As of September 30, 2021, maturities of operating lease liabilities were as follows:

Balance at September 30, 2021
2021 (remaining)	$317
2022	378
2023	218
2024	173
2025	161
2026 and beyond	557
Total future minimum lease payments	1,804
Less imputed interest	(423)
Total	$1,381
5.Revenue from Contracts with Customers
The Company recognizes revenue upon transfer of control of promised products in an amount that reflects the consideration it expects to receive in exchange for those products. The Company typically transfers control at a point in time upon shipment or delivery of the implants for direct sales, or upon implantation for sales of consigned inventory. The customer is able to direct the use of and obtain substantially all of the benefits from the implant at the time the implant is shipped, delivered, or implanted, based on the terms of the contract.

Disaggregation of Revenue
The Company’s entire revenue for the three and nine months ended September 30, 2021 and 2020 was recognized at a point in time. The following table represents total revenue by geographical region for the three and nine months ended September 30, 2021 and 2020, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Domestic	$17,306	$23,690	$57,880	$62,917
International	3,239	4,236	10,790	12,645
Total revenues from contracts with customers	$20,545	$27,926	$68,670	$75,562
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
6.Business Combinations
On April 30, 2021, the Company, entered into an Asset Purchase Agreement (the “Agreement”) with Prompt Prototypes LLC (“Prompt”), a California limited liability company, and Peter Kopley, an individual residing in the State of California (the “Sellers”). The Company purchased the assets of Prompt to expand its research and development capabilities, and create the capacity to produce certain medical prototypes. Pursuant to the terms of the Agreement, the Company purchased specific assets and assumed certain liabilities of Prompt for a purchase price of $1.1 million. At the closing, the Company paid $0.3 million of cash and issued restricted shares with an aggregate fair market value of $0.2 million to the sellers. The remaining $0.6 million of the purchase price will be paid to Mr. Kopley, contingent on the continued employment with the Company, in the form of cash and restricted shares in two equal amounts on the 18th and 36th month anniversary of the closing date. These payments are considered future compensation.
The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed from the acquisition of Prompt as of April 30, 2021 (in thousands):

Inventories	$140
Right-of-use assets	78
Property and equipment	528
Operating lease liabilities	(78)
Deferred tax liability	(28)
Net assets acquired	$640
Bargain purchase gain	(90)
Total purchase price	$550
Based on the preliminary purchase price, the fair value of the assets acquired and liabilities assumed exceeded the purchase price consideration resulting in a bargain purchase gain of $0.1 million, and was recorded in "Other (income) expense – net" in our condensed consolidated statements of comprehensive income/(loss) during the second quarter ended June 30, 2021. The bargain purchase was primarily driven by the potential future compensation expense in lieu of an increased purchase price.
Holo Surgical Acquisition
On September 29, 2020, the Company entered into a Stock Purchase Agreement (the “Holo Purchase Agreement”), with Roboticine, Inc, a Delaware corporation (the “Seller”), Holo Surgical S.A., a Polish joint-stock company (“Holo S.A.”), Pawel Lewicki, PhD (“Lewicki”), and Krzysztof Siemionow, MD, PhD (“Siemionow”), which provides for the Company to acquire all of the issued and outstanding equity interests in Holo Surgical Inc., a Delaware corporation and a wholly owned subsidiary of the Seller (“Holo Surgical”). The Seller, Holo S.A., Lewicki and Siemionow are together referred to herein as the “Seller Group Members.” The Acquisition was closed on October 23, 2020.
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
The Company determined that substantially all of the fair value was concentrated in the acquired in-process research and development (“IPR&D”) asset in accordance with the guidance of ASC 805, Business Combinations. As such, the acquisition was accounted for as an asset acquisition. The total consideration of the asset acquisition was determined to be $95.0 million which consisted of a cash consideration of $30.0 million, $12.3 million of the 6,250,000 shares of Common Stock issued to the Seller, direct and incremental costs of $2.1 million incurred for the Holo Surgical Acquisition, and an estimated fair value of $50.6 million related to the contingent consideration. The Company has determined that the contingent consideration was part of the consideration of the asset acquisition and was accounted for as a liability at fair value on the acquisition date of October 23, 2020 in accordance with ASC 480, Distinguishing Liabilities from Equity. Subsequently, the liability shall be marked to market at the end of each reporting period with any change recognized in current earnings. The fair value of the liability was $53.0 million as of September 30, 2021 with $18.4 million classified as current liabilities within "Accrued expenses", while $34.6 million is included as "Other long-term liabilities" in the Company’s accompanying condensed consolidated balance sheets. The change in the fair value of the liability of $3.6 million since December 31, 2020 was recognized in the "Gain on acquisition contingency" line of the condensed consolidated statements of comprehensive income/(loss).
7.Stock-Based Compensation
The following tables summarize our stock option and stock grant awards by plan:
For the nine months ended September 30, 2021:

Plan	Stock Options	Restricted Stock Awards	Restricted Stock Units	Total
2021 Incentive Inducement Plan	422,162	—	430,254	852,416
2021 Incentive Compensation Plan	114,091	—	4,535,032	4,649,123
2018 Incentive Compensation Plan	240,311	147,719	—	388,030
Total	776,564	147,719	4,965,286	5,889,569
For the nine months ended September 30, 2020:

Plan	Stock Options	Restricted Stock Awards	Restricted Stock Units	Total
2018 Incentive Compensation Plan	1,858,353	1,754,409	—	3,612,762
Total	1,858,353	1,754,409	—	3,612,762

The Company recognized stock-based compensation as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Stock-based compensation:
Costs of goods sold	$—	$33	$21	$105
Marketing, general and administrative	1,734	1,112	3,967	3,103
Research and development	—	5	—	35
Transaction and integration expenses	134	1,515	230	1,515
Total	$1,868	$2,665	$4,218	$4,758
The expense in the table above represents stock-based compensation for outstanding awards, and related expenses for the Company's employee stock purchase program. For the three and nine months ended September 30, 2020, the Company incurred $0.6 million, and $0.8 million, respectively, of stock-based compensation expense related to the disposed OEM Businesses. These expenses have been presented in the results from discontinued operations. No stock-based compensation expense related to the disposed OEM Business was incurred in 2021.
8.Net Loss Per Common Share
A reconciliation of the number of shares of common stock used in the calculation of basic and diluted net income per common share is presented below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average basic and dilutive shares	138,317,858	73,212,662	117,135,533	72,933,038
For the three and nine months and ended September 30, 2021 and 2020, the Company has recorded a net loss from its continuing operations. As a result, the Company has excluded all potential dilutive shares from the computation of the diluted net loss per common share to avoid the anti-dilutive effect.
The following table includes the number of potential dilutive shares that were excluded due to the anti-dilutive effect:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Stock Options	—	—	356,307	3,748
Restricted Stock Units and Restricted Stock Awards	5,747,396	1,515,137	1,191,362	1,191,573
Convertible Series A Preferred Stock ("Series A Preferred Stock")	—	3,308,854	—	11,221,121
Total	5,747,396	4,823,991	1,547,669	12,416,442
For the three months ended September 30, 2021 and 2020, the company excluded 5,470,364 and 5,305,329 respectively, of issued stock options in the computation of diluted net loss per share, and for the nine months ended September 30, 2021 and 2020, the company excluded 4,936,334 and 4,963,654 respectively, of issued stock options in the computation of diluted net loss per common share because their exercise price exceeded the average market price during the respective periods. The Company’s outstanding warrants were also excluded from the computation of diluted net loss per common share as they were considered “out-of-the-money” as of September 30, 2021.
On October 23, 2020, the Company completed the acquisition of Holo Surgical and became obligated for a contingent consideration in an aggregate amount of $50.6 million which must be first paid in shares of the Company’s common stock (in an amount up to 8,650,000 shares) and then paid in cash thereafter, contingent upon and following the achievement of certain regulatory, commercial and utilization milestones by specified time periods occurring up to the sixth (6th) anniversary of the closing. The number of shares of common stock issued as contingent consideration with respect to the achievement of a post-closing milestone, if any, will be calculated based on the volume weighted average price of the common stock for the five (5) day trading period commencing on the opening of trading on the third trading day following the achievement of the applicable milestone. As of September 30, 2021, none of the contingent events have occurred. See Note 6 – Business Combinations for further discussion of the Holo Surgical Acquisition.
9.Inventories
The inventory balances as of September 30, 2021 and December 31, 2020 consist entirely of finished goods. The Company values its inventories at the lower of net realizable value or cost using first-in, first-out (FIFO).
For the three months ended September 30, 2021 and 2020, the Company had inventory write-downs of $1.4 million and $5.6 million, respectively, and for the nine months ended September 30, 2021 and 2020, the Company had inventory write-downs of $5.8 million and $9.6 million, respectively.
10.Prepaid and Other Current Assets
Prepaid and other current assets are as follows:

	September 30, 2021	December 31, 2020
Insurance recovery receivable	$12,000	$—
Income tax receivable	3,863	4,836
Prepaid expenses	2,956	1,543
Other receivables	806	3,905
	$19,625	$10,284
11.Property and Equipment
The net book value of property and equipment after accumulated depreciation and all impairment is as follows:

	September 30, 2021	December 31, 2020
Processing equipment	$487	$35
Surgical instruments	474	440
Office equipment, furniture and fixtures	20	34
Computer equipment and software	10	12
Construction in process	37	—
	$1,028	$521
For the three months ended September 30, 2021 and 2020, the Company recorded depreciation expense in connection with property and equipment of $0.7 million and $1.0 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded depreciation expense in connection with property and equipment of $1.9 million and $3.0 million, respectively. The Company uses the straight-line method of depreciation.
For the three months ended September 30, 2021 and 2020, the Company recorded asset impairment and abandonment charges of $5.0 million and $9.2 million, respectively. For the nine months ended September 30, 2021 and 2020, the Company recorded asset impairment and abandonment charges of $9.4 million and $12.0 million, respectively. The fair value of property and equipment was measured utilizing an orderly liquidation value of each of the underlying assets.
As of September 30, 2021 and December 31, 2020, the Company capitalized a total of $3.2 million and $0.0 million of internal software expense related to the implementation of a new Enterprise Resource Planning ("ERP") system. These expenses have been recorded within "Construction in process" as the development is still on going.
As part of the quarterly impairment analysis, the Company impaired $0.3 million in March 2021, $0.8 million in June 2021, and $2.0 million in September 2021 of the capitalized ERP costs. The impairment charges were triggered by continued negative operating cash flows.

For the three-month periods ended September 30, 2021 and 2020, the Company expensed $0.0 million and $0.0 million, respectively, related to the ERP implementation. For the nine months ended September 30, 2021 and 2020, the company expensed $0.1 million and $0.0 million, respectively, related to the ERP implementation costs which were not capitalizable. These non-capitalizable expenses are recorded in the “Marketing, general, and administrative” line on the condensed consolidated statements of comprehensive income/(loss).
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
The Company accounts for its warrants in accordance with ASC 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants did not meet the criteria for equity classification and thus were recorded as liabilities. Since the warrants met the definition of a derivative in accordance with ASC 815, these warrants were measured at fair value at inception and will be remeasured at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in in our condensed consolidated statements of comprehensive income in the period of change. The Company determined the fair value of its warrants based on the Black Scholes Option Pricing Model.
13.Fair Value Information
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
Acquisition Contingencies
Zyga - On January 4, 2018, the Company acquired Zyga Technology, Inc. (“Zyga”) as further explained in Note 18. As of March 31, 2020, and December 31, 2019, based on a probability weighted model, the Company estimated a contingent liability related to the clinical and revenue milestones of $1.1 million. The fair value of the contingent liability was measured using Level 3 inputs. As of December 31, 2020, the Company determined that Zyga was not expected to meet the clinical milestone to earn the contingent consideration. As such, the liability for the milestone payment was reduced to zero as of December 31, 2020 and continues to be zero at September 30, 2021.
Holo Surgical - On October 23, 2020, the Company acquired Holo Surgical as previously explained in Note 6 above. A portion of the consideration is contingent upon the achievement of certain regulatory, commercial and utilization milestones (the “milestone payment”). The contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in the "Gain on acquisition contingency" line item in the condensed consolidated statements of comprehensive income/(loss). Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liabilities.
The Company determined the fair value of each milestone payment to be the present value of the future payment amount estimated using a probability weighted model. As of September 30, 2021 and December 31, 2020, a probability of success factor ranging from 0% to 90%, and 60% to 90%, respectively, was used in the fair value calculation to reflect inherent regulatory, development and commercial risk of the contingent payments. As of September 30, 2021 and December 31, 2020, the discount rate applied ranged from 0.05% to 11.17% and 0.11% to 16.86%, respectively. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy. The fair value of the milestone payments is based on several factors, such as: the probability of expected achievement of the specific milestones, including risks associated with uncertainty regarding achievement and payment of milestones; obtaining regulatory approvals in the United States and Europe; development of new features used with the product; adaption of the new technology by surgeons; and placement of the devices within the field.
As of December 31, 2020, the fair value of the contingent liability was $56.5 million with $9.0 million classified as current liability included within the "Accrued expenses" line, and $47.5 million as long-term liability included within "Other long-term liabilities." As of September 30, 2021, the fair value of the contingent liability was $53.0 million with $18.4 million classified as current liability included within the "Accrued expenses" line, and $34.6 million as long-term liability included within "Other long-term liabilities." A reconciliation of the Company’s acquisition contingencies is as follows:

	2021	2020
Beginning balance as of January 1	$56,515	$1,130
(Gain) loss	(3,553)	—
Other	—	(130)
Ending balance as of September 30	$52,962	$1,000
Property and Equipment, Intangibles and Other Assets
Fair value is measured using Level 3 inputs for property and equipment, other intangible assets, and other assets. As of September 30, 2021, the Level 3 fair value was measured based on orderly liquidation value for the property and equipment and other assets. Other intangible assets Level 3 fair value was measured based on the income approach. Because the Company’s forecasted cash flow is negative, any intangible assets acquired during the period were immediately impaired, as the underlying business could not support the asset value.
Unobservable inputs for the orderly liquidation value included replacement costs (unobservable), physical deterioration estimates (unobservable) and market sales data for comparable assets and unobservable inputs for the income approach included forecasted cash flows generated from use of the intangible assets (unobservable).
Property and equipment, other intangibles and other assets were impaired and written down to their estimated fair values during the nine months ended September 30, 2021 and year ended December 31, 2020. As a result of impairments recognized, the following table summarizes the fair value of assets subject to fair value measured using Level 3 inputs for the periods presented:

	September 30, 2021	December 31, 2020
Property and equipment – net	$1,028	$521
Other assets – net	10,045	10,145
	$11,073	$10,666
Property and equipment was impaired and written down to their estimated fair values during the nine months ended September 30, 2021 and 2020. Other intangible assets and other assets were impaired and written down to their estimated fair values during the nine months ended September 30, 2021. The following table summarizes the impairment of assets subject to fair value measured using Level 3 inputs for the periods presented:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
Property and equipment – net	$5,186	$9,210	$8,978	$11,971
Other intangibles – net	167	146	478	146
Other assets – net	58	—	338	—
	$5,411	$9,356	$9,794	$12,117
Warrant Liability
Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within "Warrant liability" in the Company’s condensed consolidated balance sheets.
The following table presents information about the Company’s liabilities that are measured at fair value on a recurring basis at September 30, 2021:

	Level	September 30, 2021	December 31, 2020
Warrant liability	3	$16,487	$—
The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrant liability for the nine months ended September 30, 2021:

Warrant Liability
December 31, 2020	$—
Fair value of warrants on date of issuance	26,749
Change in fair value	(10,262)
September 30, 2021	$16,487
The warrant liability is revalued each reporting period with the change in fair value recorded in the accompanying condensed consolidated statements of comprehensive income/(loss) until the warrants are exercised or expire. The fair value of the warrant liability is estimated using the Black-Scholes Option Pricing Model using the following valuation inputs:

	September 30, 2021	December 31, 2020
Stock price	$1.09	—
Risk-free interest rate	0.46%	—
Dividend yield	0.0%	—
Volatility	100%	—

14.Accrued Expenses
Accrued expenses are as follows:

	September 30, 2021	December 31, 2020
Accrued securities class action settlement	$12,000	$—
Accrued distributor commissions	3,194	4,113
Accrued compensation	5,531	2,268
Other	6,119	6,267
	$26,844	$12,648

15.Other long-term liabilities
Other long-term liabilities are as follows:

	September 30, 2021	December 31, 2020
Acquisition contingencies	$34,556	$47,519
Warrant Liability	16,487	—
Lease obligations	1,018	1,200
Other	2,335	2,992
	$54,396	$51,711
16.Income Taxes
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
For the three months ended September 30, 2021 the Company recorded $1.3 million of income tax benefit, and recorded no income tax provision for the three months ended September 30, 2020. The September 30, 2021 three-month income tax provision was primarily a result of the net change in uncertain tax positions. The September 30, 2020 three-month income tax provision was a result of the full valuation allowance.
For the nine months ended September 30, 2021 and 2020, the Company recorded $1.0 million of income tax benefit and $3.5 million of income tax benefit, respectively. The September 30, 2021 nine-month income tax provision was primarily a result of federal interest liability as a result of timing of payments and the net change in uncertain tax positions. The September 30, 2020 nine-month income tax benefit was primarily impacted by the CARES Act tax benefit.

17.Preferred Stock
Preferred stock is as follows:

	Preferred Stock Liquidation Value	Preferred Stock Issuance Costs	Net Total
Balance at January 1, 2021	$—	$—	$—
Amortization of preferred stock issuance costs	—	—	—
Balance at June 30, 2021	$—	$—	$—
Amortization of preferred stock issuance costs	—	—	—
Balance at September 30, 2021	$—	$—	$—

	Preferred Stock Liquidation Value	Preferred Stock Issuance Costs	Net Total
Balance at January 1, 2020	$66,519	$(109)	$66,410
Amortization of preferred stock issuance costs	—	46	46
Balance at March 31, 2020	66,519	(63)	66,456
Amortization of preferred stock issuance costs	—	46	46
Balance at June 30, 2020	66,519	(17)	66,502
Amortization of preferred stock issuance costs	—	17	17
Redemption of preferred stock	(66,519)	—	(66,519)
Balance at September 30, 2020	$—	$—	$—
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
18.Commitments and Contingencies
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

Zyga’s primary product is the SImmetry® Sacroiliac Joint Fusion System. Under the terms of the merger agreement dated January 4, 2018, the Company acquired Zyga for $21.0 million in consideration paid at closing (consisting of borrowings of $18.0 million on its revolving credit facility and $3.0 million cash on hand), $1.0 million contingent upon the successful achievement of a clinical milestone, and a revenue based earnout consideration of up to an additional $35.0 million. As of September 30, 2021, the Company determined that Zyga was not expected to meet the clinical milestone to earn the contingent consideration.
Aziyo – On August 1, 2018, the Company and Aziyo Biologics, Inc. entered into a Distribution Agreement which was subsequently amended on December 3, 2018, and November 15, 2020 (the “Distribution Agreement”). Pursuant to the Distribution Agreement, the Company has exclusive distribution rights to certain biologic implants manufactured by Aziyo and marketed under the ViBone trade name (“ViBone”). The Distribution Agreement provides for minimum purchases of ViBone implants on an annual basis through calendar 2025. For calendar years 2019-2021, if the minimum purchase obligations for a particular year are not fulfilled, the Distribution Agreement provides various options for the Company to satisfy such obligations (“Shortfall Obligations”) in subsequent years, including a combination of payments and/or providing purchase orders for the shortfall amount in a given year. For calendar years 2022 and beyond, if the Company does not satisfy the minimum purchase obligations specified in the Distribution Agreement, the Company can continue to market the ViBone implants on a non-exclusive basis without any Shortfall Obligations. In January 2021, the Company issued a purchase order to Aziyo for $12.4 million relating to the 2020 Shortfall Obligation.
Acquisition of Holo Surgical – As part of the Holo Surgical acquisition, the Company estimated a total contingent liability of $50.6 million with 9.0 million classified as current liabilities and $41.6 million classified as long-term liabilities in the accompanying condensed consolidated balance sheets on the acquisition date of October 23, 2020. The fair value of the liability was subsequently changed to $56.5 million on December 31, 2020 with $9.0 million classified as current liabilities within "Accrued expenses" while $47.5 million classified as "Other long-term liabilities." The fair value of the liability was $53.0 million as of September 30, 2021 with $18.4 million classified as current liabilities within "Accrued expenses" in the accompanying condensed consolidated balance sheets, while $34.6 million is included as "Other long-term liabilities." The change in the fair value of the liability of $3.6 million since December 31, 2020 was recognized in the gain on acquisition contingency line of the condensed consolidated statements of comprehensive income/(loss). See Note 6 for further information of the Holo Surgical acquisition.
Manufacturing Agreements with Former OEM Affiliates – In connection with the closing of the OEM Transaction, on July 20, 2020 the Company entered into three manufacturing and distribution agreements with affiliates of Montague Private Equity: (i) a Manufacture and Distribution Agreement (the “Hardware MDA”) with Pioneer Surgical Technology, Inc. (“Pioneer”) pursuant to which Pioneer will manufacture certain hardware implants for the Company; (ii) a Processing and Distribution Agreement with RTI Surgical, Inc. (“RTI”), an affiliate of Pioneer, pursuant to which RTI would process certain biologic implants for the Company (the “PDA”); and (iii) a Manufacture and Distribution Agreement (NanOss) pursuant to which Pioneer would manufacture certain synthetic implants for the Company (the “NanOss MDA”), and together with the Hardware MDA and the PDA, the “OEM Distribution Agreements.” The OEM Distribution Agreements contain aggregate minimum purchase obligations for each of the first three years of the agreements as follows:
•Year 1: $24.2 million
•Year 2: $25.8 million
•Year 3: $27.2 million
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
San Diego Lease – On March 12, 2021, the Company entered into a Lease (the “Lease”) with SNH Medical Office Properties Trust, a Maryland real estate investment trust (the “Landlord”), to house the Company’s offices, lab and innovation space (the “Building”) in San Diego, California. The initial term of the Lease is twelve years, with one extension option for a period of seven years.
Under the terms of the Lease, the Company will lease an aggregate of approximately 94,457 rentable square feet building located at 3030 Science Park Road, San Diego, California (the “Premises”). The Landlord will make improvements over the next 12 months, after which occupancy is expected to be delivered to the Company.
Aggregate payments towards base rent for the Premises over the term of the lease will be approximately $64.6 million, including 13 months of rent abatement. The Company will recognize the lease assets and liabilities when the Landlord makes the underlying asset available to the Company and as such no amounts were accrued as of September 30, 2021. Concurrent with the Company’s execution of the Lease, as a security deposit, the Company delivered to the Landlord a payment in the amount of $2.5 million which is recorded within "Other assets – net" in our condensed consolidated balance sheets.
19.Legal Actions
The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. Based on the information currently available to the Company, including the availability of coverage under its insurance policies, the Company does not believe that any of these claims that were outstanding as of September 30, 2021 will have a material adverse impact on its financial position or results of operations. The Company’s accounting policy is to accrue for legal costs as they are incurred.
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
In addition to claims made directly against the Company, Coloplast, a distributor of TSM’s and certain allografts processed and private labeled for them under a contract with the Company, has also been named as a defendant in individual TSM cases in various federal and state courts. Coloplast requested that the Company indemnify or defend Coloplast in those claims which allege injuries caused by the Company’s allograft implants, and on April 24, 2014, Coloplast sued RTI Surgical, Inc. in the Fourth Judicial District of Minnesota for declaratory relief and breach of contract. On December 11, 2014, Coloplast entered into a settlement agreement with RTI Surgical, Inc. and Tutogen Medical, Inc. (the “Company Parties”) resulting in dismissal of the case. Under the terms of the settlement agreement, the Company Parties are responsible for the defense and indemnification of two categories of present and future claims: (1) tissue only (where Coloplast is solely the distributor of Company processed allograft tissue and no Coloplast-manufactured or distributed synthetic mesh is identified) (“Tissue Only Claims”), and (2) tissue plus non-Coloplast synthetic mesh (“Tissue-Non-Coloplast Claims”) (the Tissue Only Claims and the Tissue-Non-Coloplast Claims being collectively referred to as “Indemnified Claims”). As of September 30, 2021, there are a cumulative total of 1,157 Indemnified Claims for which the Company Parties are providing defense and indemnification. In connection with the transactions, liabilities related to these claims remained a liability retained by the Company. The defense and indemnification of these cases are covered under the Company’s insurance policy subject to a reservation of rights by the insurer.
Based on the current information available to the Company, the impact that current or any future TSM litigation may have on the Company cannot be reasonably estimated.

LifeNet — On June 27, 2018, LifeNet Health, Inc. (“LifeNet”) filed a patent infringement lawsuit in the United States District Court for the Middle District of Florida (since moved to the Northern District of Florida) claiming infringement of five of its patents by the Company’s predecessor RTI Surgical, Inc. The suit requests damages, enhanced damages, reimbursement of costs and expenses, reasonable attorney fees, and an injunction. The asserted patents are expired. On April 7, 2019, the Court granted the Company’s request to stay the lawsuit pending the U.S. Patent Trial and

Appeal Board’s (“PTAB”) decision whether to institute review of the patentability of LifeNet’s patents. On August 12, 2019 the PTAB instituted review of three LifeNet patents, and on September 3, 2019 the PTAB instituted review of the remaining two. On August 4, 2020 and August 26, 2020, the PTAB issued final written decisions finding that certain claims were shown to be unpatentable and others not. Neither party appealed the PTAB’s decisions with respect to the three LifeNet patents on which the PTAB instituted review on August 12, 2019. With respect to the remaining two LifeNet patents, Surgalign filed Notices of Appeal with the Federal Circuit on October 27, 2020 and LifeNet filed a Notice of Cross-appeal on November 9, 2020. The briefings related to these appeals were filed in the March through July timeframe and oral argument were heard on November 5, 2021. In connection with the transactions, liabilities related to these claims remained a liability retained by the Company. The Company continues to believe the suit is without merit and will vigorously defend its position. Based on the current information available to the Company, the impact that current or any future litigation may have on the Company cannot be reasonably estimated.

Securities Class Action—There is currently ongoing stockholder litigation related to the Company’s Investigation (as defined below). A class action complaint was filed by Patricia Lowry, a purported shareholder of the Company, against the Company, and certain former officers of the Company, in the United States District Court for the Northern District of Illinois on March 23, 2020 asserting claims under Sections 10(b) and 20(a) the Securities Exchange Act of 1934 (the “Exchange Act”) and demanding a jury trial (the “Lowry Action”). The court appointed a different shareholder as Lead Plaintiff and she filed an amended complaint on August 31, 2020. On October 15, 2020, the Company and the other named defendants moved to dismiss the amended complaint. In April 2021, the court denied the defendants’ motions to dismiss. On June 30, 2021, the parties to the Lowry Action conducted a mediation session, after which negotiations among the parties continued into July. On July 27, 2021 a binding term sheet settling the Lowry Action was entered into whereby the defendants will pay $10.5 million (inclusive of attorneys’ fees and administrative costs) in exchange for the dismissal with prejudice of all claims against the defendants in connection with the Lowry Action (the “Lowry Settlement”). On September 22, 2021 the court granted preliminary approval to the Lowry Settlement, and the settlement amount was paid by the Company’s insurers under its directors and officers’ insurance policies in October 2021. The Lowry Settlement is subject to final court approval. A hearing is scheduled for January 24, 2022 for the court to determine whether to give final approval to the Lowry Settlement. The Company has recorded a $10.5 million loss contingency and a $10.5 million insurance recovery as of September 30, 2021 within the "Marketing, general and administrative" expense line on the condensed consolidated statements of comprehensive income/(loss). A corresponding receivable and liability of $10.5 million was recorded within "Prepaid and other current assets," and "Accrued expenses" on the condensed consolidated balance sheets. This amount was paid and settled by the insurance company on October 5, 2021.

Derivative Lawsuits—Three derivative lawsuits have also been filed on behalf of the Company, naming it as a nominal defendant, and demanding a jury trial. On June 5, 2020, David Summers filed a shareholder derivative lawsuit (the “Summers Action”) against certain current and former directors and officers of the Company (as well as the Company as a nominal defendant), in the United States District Court for the Northern District of Illinois asserting statutory claims under Sections 10(b), 14(a) and 20(a) of the Exchange Act, as well as common law claims for breach of fiduciary duty, unjust enrichment and corporate waste. Thereafter, two similar shareholder derivative lawsuits asserting many of the same claims were filed in the same court against the same current and former directors and officers of the Company (as well as the Company as a nominal defendant). The three derivative lawsuits have been consolidated into the first-filed Summers Action. On September 6, 2020 the court entered an order staying the Summers Action pending resolution of the motions to dismiss in the Lowry Action. On September 30, 2021, the court granted preliminary approval of a proposed settlement of the Derivative Actions (the “Derivative Actions Settlement”). Pursuant to the Derivative Actions Settlement, the Company has agreed to adopt or revise certain corporate governance policies and procedures, and the Company’s insurers will pay attorney’s fees and expenses of no more than $1.5 million to plaintiffs’ counsel. Based on this a corresponding receivable and liability of $1.5 million was recorded within "Prepaid and other current assets," and "Accrued expenses" on the condensed consolidated balance sheets. The Derivative Actions Settlement is subject to final court approval. A hearing is scheduled for January 24, 2022 for the court to determine whether to give final approval to the Derivative Actions Settlement.
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

20.Regulatory Actions
SEC Investigations— As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020, and the Form 10-K filed with the SEC on June 8, 2020, the Audit Committee of the Board of Directors, with the assistance of independent legal and forensic accounting advisors, conducted an internal investigation of matters relating to the Company’s revenue recognition practices for certain contractual arrangements, primarily with customers of the Company’s formerly-owned OEM Businesses, including the accounting treatment, financial reporting and internal controls related to such arrangements (the “Investigation”). The Investigation also examined transactions to understand the practices related to manual journal entries for accrual and reserve accounts. As a result of the Investigation, the Audit Committee concluded that the Company would restate its previously issued audited financial statements for fiscal years 2018, 2017 and 2016, selected financial data for fiscal years 2015 and 2014, the unaudited condensed consolidated financial statements for the quarterly periods within these years commencing with the first quarter of 2016, as well as the unaudited condensed consolidated financial statements for the quarterly periods within the 2019 fiscal year. The Investigation was precipitated by an investigation by the SEC initially related to the periods 2014 through 2016 (the “SEC Investigation”). The SEC Investigation is ongoing and the Company is cooperating with the SEC. The Company has contacted the SEC regarding a potential settlement of the SEC Investigation and is awaiting a response. Based on the current information available to the Company the financial or other impact of the SEC Investigation cannot be reasonably determined. In addition, on April 30, 2021, the Company and one of its executive officers each received a subpoena from the SEC requesting documents in an investigation relating to trading in the Company’s securities in late 2019 and early 2020. On October 18, 2021, the Company and the executive officer each received a termination letter from the SEC advising them that the SEC had concluded its investigation as to them and that the Staff did not intend to recommend any enforcement action by the SEC.

21.Related Party Transactions
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
Simpson Consulting Agreement
On July 15, 2020, the Board appointed Stuart F. Simpson to serve as the Chairman of the Board, effective immediately upon consummation of the transactions contemplated by the Holo Surgical Purchase Agreement. On July 20, 2020, Mr. Simpson entered into a consulting agreement (“the Consulting Agreement”) with the Company, pursuant to which he will provide consulting services to the Company. The Consulting Agreement has an initial term of three years, but may be extended with the mutual agreement of the parties. On September 10, 2021, Mr. Simpson resigned as Chairman of the Board and as a member of the Board of Directors of the Company. Due to his resignation, Mr. Simpson's Consulting agreement with the Company was terminated. Total cash compensation paid to Mr. Simpson for his services during the nine months ending September 30, 2021 was approximately $0.3 million.

22.Subsequent Events
The Company evaluated subsequent events as of the issuance date of the unaudited condensed consolidated financial statements as defined by FASB ASC 855, Subsequent Events.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Relating to Forward Looking Statements
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
Management Overview
We are a global medical technology company focused on elevating the standard of care by driving the evolution of digital surgery. We have a broad portfolio of spinal hardware implants, including solutions for fusion procedures in the lumbar, thoracic, and cervical spine, motion preservation solutions for the lumbar spine, and a minimally invasive surgical implant system for fusion of the sacroiliac joint. We also have a portfolio of advanced and traditional orthobiologics, or biomaterials. We are developing an augmented reality and artificial intelligence digital surgery platform called HOLO™ to enable digital spine surgery, which we believe is one of the most advanced artificial intelligence technologies being applied to surgery. HOLO Portal™ surgical guidance system, a component of our HOLO™ platform, is designed to automatically recognize, identify, and segment patient anatomy to autonomously assist the surgeon throughout the surgical procedure. This proprietary artificial intelligence-based platform system is an intelligent anatomical mapping technology designed to assist surgeons by allowing them to remain in safe anatomical zones, and to enhance surgical performance. We plan to leverage our digital surgery platform to improve patient outcomes and drive adoption of our spinal hardware implants and biomaterials products. We are developing a pipeline of new innovative technologies that we plan to integrate with our digital surgery platform.
Our product portfolio of spinal hardware implants and biomaterials products address an estimated $13.6 billion global spine market. We estimate that our current portfolio addresses nearly 87% of all surgeries utilizing spinal hardware implants and approximately 70% of the biomaterials used in spine-related uses. Our portfolio of spinal hardware implants consists of a broad line of solutions for spinal fusion in minimally invasive surgery (“MIS”), deformity, and degenerative procedures; motion preservation solutions indicated for use in one or two-level disease; and an implant system designed to relieve sacroiliac joint pain. Our biomaterials products consist of a broad range of advanced and traditional bone graft substitutes that are designed to improve bone fusion rates following spinal surgery.
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
The HOLO Portal system combines (i) advanced augmented reality to provide the surgeon with an “X-ray vision”-like 3D overlay rendering of the patient’s anatomy, (ii) automated image processing and modular spine level identification and segmentation so the system knows the patient’s anatomy to enhance navigation, (iii) autonomous planning software and implant selection, and (iv) artificial intelligence and predictive analytics to provide autonomous guidance for preoperative and intraoperative surgeon decision-making. HOLO™’s artificial intelligence has the ability to recognize the difference between patient anatomy, such as a nerve root and a blood vessel, and help identify anatomy within complex areas of the spine, where it is easy to miscount levels. The HOLO Portal system has been designed with a unique setup process of quickly establishing the synchronization between virtual images and the patient’s real anatomy, a process called registration. Many other computer-assisted spine surgery and robotics systems have long setup requirements and registration times that can result in surgery delays, leading to inefficiencies that are cited as a major reason why surgeons have not yet widely adopted navigation and robotic technology. HOLO Portal surgical guidance has been designed to provide surgeons with real-time perioperative information such as alerts and suggestions to ensure the correct operative plan is being followed, decrease surgical complications, reduce surgical times, and improve patient outcomes. We filed an FDA 510(k) premarket submission for our HOLO Portal platform in the first quarter of 2021.
We plan to develop and commercialize several next-generation features for the HOLO technology platform, including smart instrumentation, integration with robotic platforms, patient-specific 3D printed implants, and diagnostic and predictive analytics. These surgical devices will be designed with tracking technology intended to allow real-time 3D visualization and positioning of the instruments in the surgical field and autonomous safety features to aid in surgical precision and help avoid potential damage to surrounding tissue and neurological structures. We are designing HOLO technology to be integrated with existing robotic platforms to make them “smart” by identifying relevant anatomy. In addition, we are designing the HOLO platform with a software application to enable patient-specific implants with exact dimensions, shape, and contour based on a patient’s specific bone density and height. We are also developing a novel diagnostic and predictive analytics capability using machine learning that leverages a large volume of patient data with known outcomes to allow for autonomous identification of spinal pathology.
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
On December 1, 2020, pursuant to the OEM Purchase Agreement, we received a notice from the Buyer indicating that a post-closing adjustment in an amount of up to $14.0 million may be owed in respect of the working capital adjustment paid at closing. We disagreed with the Buyer’s proposed post-closing adjustment and disputed the adjustment in accordance with the terms of the OEM Purchase Agreement. On June 3, 2021, the firm engaged to resolve the dispute issued a binding, non-appealable resolution whereby it was determined the Company was liable for $5.8 million of the amount remaining in dispute, which was finalized and paid during the second quarter of 2021. The final settlement was expensed under (Loss) from operations of discontinued operations in our condensed consolidated statements of comprehensive income/(loss).
The OEM Businesses met the criteria within ASC 205-20 to be reported as discontinued operations because the Transactions were a strategic shift in business that had a major effect on our operations and financial results. Therefore, we are reporting the historical results of the OEM Businesses including the results of operations and cash flows as discontinued operations, and related assets and liabilities were retrospectively reclassified as assets and liabilities of discontinued operations for all periods presented herein. Unless otherwise noted, applicable amounts in the prior year have been recast to conform to this discontinued operations presentation. See Note 3 of the unaudited condensed consolidated financial Statements in Part I, Item 1, “Unaudited Condensed Consolidated Financial Statements” of this Exhibit for additional information. Unless otherwise indicated, the following information relates to continuing operations. A more complete description of our business prior to the Transactions is included in Item 1. “Business”, in Part I of the Annual Report on Form 10-K for the year ended December 31, 2020 that was previously filed with the Securities and Exchange Commission (“SEC”) on March 16, 2021, and as amended by our Annual Report (Amendment No. 1) on Form 10-K/A filed with the SEC on September 24, 2021.
Acquisitions
See Note 6 – Business Combinations.
COVID-19
As discussed in more detail above in Part I, Item 1, “Business” of this Exhibit, the coronavirus (COVID-19) pandemic has adversely affected our business. The consequences of the outbreak and impact on the economy continues to evolve and the full extent of the impact is uncertain as of the date of this filing. The outbreak has already had, and continues to have, a material adverse effect on our business, operating results and financial condition, and has significantly disrupted our operations.
Recent Supplier Quality Issues
The Company has recently experienced various quality issues in its global supply chain. These quality issues include product delays, quality holds, and recalls. Given the Company’s focus on patient safety, this has resulted in the Company devoting significant time and resources to address these issues and prevent similar ones from occurring in the future. In addition, these quality issues have adversely affected the Company’s results of operations for the nine-month period ended September 30, 2021, and is expected to continue to have an effect throughout the remainder of 2021. Although the Company is diligently working with its suppliers to remediate these matters, no assurance can be given as to the duration and impact of these issues.

Results of Operations
The following table set forth, in both thousands of dollars and as a percentage of revenues, the results of our operations for the three and nine months ended September 30, 2021 and 2020, respectively.

	For the Three Months Ended September 30,				For the Nine Months September 30,
	2021		2020		2021		2020
Revenues	$20,545	100.0%	$27,926	100.0%	$68,670	100.0%	$75,562	100.0%
Cost of goods sold	6,811	33.2%	11,892	42.6%	20,278	29.5%	30,585	40.5%
Gross profit	13,734	66.8%	16,034	57.4%	48,392	70.5%	44,977	59.5%
Operating Expenses:
Marketing, general and administrative	27,564	134.2%	27,684	99.1%	79,264	115.4%	96,842	128.2%
Research and development	2,901	14.1%	2,208	7.9%	8,960	13.0%	9,764	12.9%
Gain on acquisition contingency	(1,266)	(6.2%)	—	—%	(3,553)	(5.2%)	(130)	(0.2%)
Asset impairment and abandonments	5,411	26.3%	9,356	33.5%	9,794	14.3%	12,117	16.0%
Transaction and integration expenses	—	0.0%	3,411	12.2%	2,510	3.7%	5,826	7.7%
Total operating expenses	34,610	168.5%	42,659	152.8%	96,975	141.2%	124,419	164.7%
Other operating income, net	(3,932)	(19.1%)	—	—%	(3,932)	(5.7%)	—	—%
Operating loss	(16,944)	(82.5%)	(26,625)	(95.3%)	(44,651)	(65.0%)	(79,442)	(105.1%)
Other (income) expense - net:
Other (income) expense - net	(117)	(0.6%)	(21)	(0.1%)	(221)	(0.3%)	(92)	(0.1%)
Foreign exchange loss (gain)	471	2.3%	(21)	(0.1%)	921	1.3%	28	—%
Change in fair value of warrant liability	(7,739)	(37.7)%	—	0.0%	(10,262)	(14.9)%	—	0.0%
Total other (income) expense - net	(7,385)	(35.9%)	(42)	(0.2%)	(9,562)	(13.9%)	(64)	(0.1%)
Loss before income tax (benefit)	(9,559)	(46.5%)	(26,583)	(95.2%)	(35,089)	(51.1%)	(79,378)	(105.1%)
Income tax (benefit)	(1,304)	(6.3)%	—	—%	(1,004)	(1.5)%	(3,492)	(4.6)%
Net loss from continuing operations	(8,255)	(40.2%)	(26,583)	(95.2%)	(34,085)	(49.6%)	(75,886)	(100.4%)
Discontinued operations (Note 3)
(Loss) income from operations of discontinued operations (including gain on disposition of $210.9 million for the three and nine months ended September 30, 2020)	—	—%	191,801	686.8%	(6,316)	(9.2%)	181,333	240.0%
Income tax provision (benefit)	(349)	(1.7%)	42,534	152.3%	(1,112)	(1.6%)	39,189	51.9%
Net income (loss) from discontinued operations	349	1.7%	149,267	534.5%	(5,204)	(7.6%)	142,144	188.1%
Net (loss) income applicable to common shares	(7,906)	(38.5%)	122,684	439.3%	(39,289)	(57.2%)	66,258	87.7%

Other comprehensive (loss) income:
Unrealized foreign currency translation (gain) loss	(362)	(1.8%)	108	0.4%	(398)	(0.6%)	180	0.2%
Total other comprehensive (loss) income	$(7,544)	(36.7%)	$122,576	438.9%	$(38,891)	(56.6%)	$66,078	87.4%

Three Months Ended September 30, 2021, Compared With Three Months Ended September 30, 2020
Revenues – Our revenues decreased $7.4 million, or 26.4%, to $20.5 million for the three months ended September 30, 2021, compared to $27.9 million for the three months ended September 30, 2020, partially due to decreased demand during the quarter as a result of the continued hospital and surgery center decrease in procedures due to COVID-19 and other commercial pressures.
Cost of Goods Sold – Costs of goods sold decreased $5.1 million, or 42.7%, to $6.8 million for the three months ended September 30, 2021, compared to $11.9 million for the three months ended September 30, 2020. The decrease in costs of goods sold was primarily due to the decrease in sales period over period.
Marketing, General and Administrative Expenses – Marketing, general and administrative expenses decreased $0.1 million, or 0.4%, to $27.6 million for the three months ended September 30, 2021, compared to $27.7 million for the three months ended September 30, 2020.
Research and Development Expenses – Research and development expenses increased $0.7 million or 31.4%, to $2.9 million for the three months ended September 30, 2021, compared to $2.2 million for the three months ended September 30, 2020. The increase is driven by the continued focus on the development of the HOLOTM platform and obtaining regulatory approval.
Asset Impairment and Abandonments – Asset impairment and abandonments expenses decreased $3.9 million or 42.2% to $5.4 million for the three months ended September 30, 2021, compared to $9.4 million for the three months ended September 30, 2020. The decrease was primarily driven by the decrease in instrument purchases during the course of 2021, and due to the impairment of the Spine asset group property, plant and equipment impaired in 2020.
Transaction and Integration Expenses – Transaction and integration expenses decreased $3.4 million or 100.0% to $0.0 million for the three months ended September 30, 2021 compared to $3.4 million for the three months ended September 30, 2020. The decrease was caused by the fact that there were no transaction or integrated expenses incurred during the three month period ended September 30, 2021.
Other Operating Income - Net – Other operating income, net was $3.9 million for the three months ended September 30, 2021 related to the Company's inventory settlement with OEM.
Total Other (Income) Expense - Net – Total other (income) expense - net for the three months ended September 30, 2021 was $7.4 million of income compared to less than $0.1 million of income for the three months ended September 30, 2020. The increase was caused by a decrease in the fair value of our warrant liability of $7.7 million during the three months ended September 30, 2021.
Income Tax (Expense) Benefit – For the three months ended September 30, 2021 and 2020, the Company recorded $1.3 million of income tax benefit and $0.0 million of income tax provision, respectively. The September 30, 2021 three-month income tax provision was primarily a result of the net change in uncertain tax positions. The September 30, 2020 three-month income tax provision was a result of the full valuation allowance.
Discontinued Operations – Net income from discontinued operations for the three months ended September 30, 2021 was $0.3 million as compared to $149.3 million net income for the three months ended September 30, 2020. This change period over period is caused by the sale of the OEM business during the third quarter ended September 30, 2020 (See Note 3 for further explanation).
Nine Months Ended September 30, 2021, Compared With Nine Months Ended September 30, 2020
Revenues – Our revenues decreased $6.9 million, or 9.1%, to $68.7 million for the nine months ended September 30, 2021, compared to $75.6 million for the nine months ended September 30, 2020, partially due to the continued pressures and shutdowns due to COVID-19 and other commercial pressures.
Cost of Goods Sold – Costs of goods sold decreased $10.3 million, or 33.7%, to $20.3 million for the nine months ended September 30, 2021, compared to $30.6 million for the nine months ended September 30, 2020. The decrease in costs of goods sold was due to; The lower sales in the current period and certain direct manufacturing costs related to excess and obsolete inventory in the prior period.
Marketing, General and Administrative Expenses – Marketing, general and administrative expenses decreased $17.6 million, or 18.2%, to $79.3 million for the nine months ended September 30, 2021, compared to $96.8 million for the nine months ended September 30, 2020. The decrease in marketing, general and administrative costs is driven by reduction in spending through the simplification of the distribution and administrative infrastructure, and reduction in spending due to the sale of the OEM Businesses.
Research and Development Expenses – Research and development expenses decreased $0.8 million or 8.2%, to $9.0 million for the nine months ended September 30, 2021, compared to $9.8 million for the nine months ended September 30, 2020. The decrease is mainly driven by the decrease in product development and spending with the traditional hardware business.
Asset Impairment and Abandonments – Asset impairment and abandonments expenses decreased $2.3 million or 19.2% to $9.8 million for the nine months ended September 30, 2021, compared to $12.1 million for the nine months ended September 30, 2020. The decrease was primarily driven by the impairment of the Spine property and equipment in 2020.
Transaction and Integration Expenses – Transaction and integration expenses decreased $3.3 million or 56.92% to $2.5 million for the nine months ended September 30, 2021 compared to $5.8 million for the nine months ended September 30, 2020. The decrease was mainly caused by the acceleration of stock compensation related to OEM employees and the acquisition of HoloSurgical, both transactions that did not occur in the current year.
Other Operating Income -Net – Other operating income, net was $3.9 million for the nine months ended September 30, 2021 related to the Company's inventory settlement with OEM..
Total Other (Income) Expense - Net – Total other (income) expense - net for the nine months ended September 30, 2021 was $9.6 million of income compared to $0.1 million of income for the nine months ended September 30, 2020. The $9.5 million increase was mainly attributable to a $10.3 million decrease in the fair value of our warrant liability during the nine months ended September 30, 2021.
Income Tax (Expense) Benefit – For the nine months ended September 30, 2021 and 2020, the Company recorded $1.0 million of income tax benefit and $3.5 million income of tax benefit, respectively. The September 30, 2021 nine-month income tax provision was primarily a result of federal interest liability as a result of timing of payments and the net change in uncertain tax positions. The September 30, 2020 nine-month income tax benefit was primarily impacted by the CARES Act tax benefit.
Discontinued Operations – Net loss from discontinued operations for the nine months ended September 30, 2021 was $5.2 million due to the settlement of the OEM purchase agreement working capital dispute (See Note 3), compared to $142.1 million net income for the nine months ended September 30, 2020.
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

Non-GAAP Net Income Applicable to Common Shares, Adjusted:

	For the three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
(In thousands)
Net loss from continuing operations, as reported	$(8,255)	$(26,583)	$(34,085)	$(75,886)
Change in fair value of warrant liability	(7,739)	—	(10,262)	—
Gain on acquisition contingency	(1,266)	—	(3,553)	(130)
Bargain purchase gain	—	—	(90)	—
Other operating income	(3,932)	—	(3,932)	—
Inventory write-off	—	3,583	—	3,631
Restatement and related costs	—	1,381	—	12,637
Asset impairment and abandonments	5,411	9,356	9,794	12,117
Transaction and integration expenses	—	3,411	2,510	5,826
Inventory purchase price adjustment	458	788	1,539	2,229
Severance and restructuring costs	(10)	—	227	—
Tax effect on adjustments	—	—	(28)	(1,597)
Non-GAAP net loss applicable to common shares, adjusted	$(15,333)	$(8,064)	$(37,880)	$(41,173)
Non-GAAP Gross Profit, Adjusted:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2021	2020	2021	2020
(In thousands)

Revenues	$20,545	$27,926	$68,670	$75,562
Costs of goods sold	6,811	11,892	20,278	30,585
Gross profit, as reported	13,734	16,034	48,392	44,977
Inventory write-off	—	3,583	—	3,631
Inventory purchase price adjustment	458	788	1,539	2,229
Non-GAAP gross profit, adjusted	$14,192	$20,405	$49,931	$50,837
The following are explanations of the adjustments that management excluded as part of the non-GAAP measures for the three and nine months ended September 30, 2021 and 2020. Management removes the amount of these costs including the tax effect on the adjustments from our operating results to supplement a comparison to our past operating performance.
2021 Change in fair value of warrant liability – Other income related to the revaluation of our warrant liability.
2021 Gain on acquisition contingency – The gain on acquisition contingency relates to an adjustment to our estimate of obligation for future milestone payments on the Holo Surgical acquisition.
2021 Bargain purchase gain – Gain related to our acquisition of Prompt Prototypes, LLC.
2021 Other operating income - Gain related to the Company's inventory settlement with OEM.
2021 and 2020 Asset impairment and abandonments – These costs relate to asset impairment and abandonments of certain long-term assets within the asset group.

2021 and 2020 Transaction and integration expenses – These costs relate to issuance costs for the registered direct offering and professional fees associated with the acquisition of Holo Surgical and Prompt Prototypes, LLC, and other matters.
2021 and 2020 Inventory purchase price adjustment – These costs relate to the purchase price effects of acquired Paradigm inventory that was sold during the three and nine months ended September 30, 2021 and 2020.
2021 Severance and restructuring costs – These gain and costs relate to the reduction of our organizational structure, primarily driven by simplification of our Marquette, MI location.
2020 Inventory write-off – These costs relate to the write-off of inventory related to the transition from an integrated manufacturing company to a distributed model.
2020 Restatement and related costs – These costs relate to consulting and legal fees and settlement expenses incurred as a result of the restatement, regulatory and related activities in 2020.

Liquidity and Capital Resources
As the global outbreak of COVID-19 continues to rapidly evolve, it could continue to materially and adversely affect our revenues, financial condition, profitability, and cash flows for an indeterminate period of time.
As discussed in Note 20, the Securities and Exchange Commission (“SEC”) has an active investigation that remains ongoing. The Company continues to cooperate with the SEC in relation to its investigation. Based on current information available to the Company, the financial impact associated with SEC investigation and shareholder litigation may have on the Company cannot be reasonably estimated.
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
As of September 30, 2021, we had cash of $68.4 million and an accumulated deficit of $524.3 million. For the three and nine months ended September 30, 2021, we had a loss from continuing operations of $8.3 million and $34.1 million, respectively. We have incurred losses from operations in the previous two fiscal years and did not generate positive cash flows from operations in fiscal year 2020 or through the nine months ended September 30, 2021.
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
We project we will continue to generate significant negative operating cash flows over the next 12-months and beyond. In consideration of: i) COVID-19 uncertainties, ii) negative cash flows that are projected over the next 12-month period, iii) uncertainty regarding potential settlements related to ongoing litigation and regulatory investigations, and iv) approximately $18.4 million of the total contingent consideration of $53.0 million is expected to become due to the former owners of Holo Surgical if regulatory approval in the US is obtained in 2021, which would be paid through a combination of common stock and cash; we have forecasted the need to raise additional capital in order to continue as a going concern. The Company’s operating plan for the next 12-month period also includes continued investments in its product pipeline which will necessitate additional debt and/or equity financing in addition to the funding of future operations through 2021 and beyond.

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
The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Nine Months Ended
(In thousands)	September 30 2021	September 30 2020
Net cash used in operating activities	$(41,611)	$(72,669)
Net cash (used in) provided by investing activities	(17,088)	426,940
Net cash provided by (used in) financing activities	82,191	(262,905)
Effect of exchange rate changes on cash and cash equivalents	906	(1,184)
Net increase in cash and cash equivalents	$24,398	$90,182
Cash and cash equivalents, beginning of period	43,962	5,608
Cash and cash equivalents, end of period	$68,360	$95,790
At September 30, 2021, we had 81 days of revenues outstanding in trade accounts receivable, a decrease of 17 days compared to December 31, 2020. The decrease is primarily due to improved collection efforts in addition to reduced sales.
At September 30, 2021, excluding the purchase accounting step-up of Paradigm inventory, we had 378 days of inventory on hand, an increase of 160 days compared to December 31, 2020. The increase in inventory days is primarily due to the continued purchase of implants during the nine months ended September 30, 2021. We believe that our inventory levels will be adequate to support our on-going operations.
As of September 30, 2021, we have no material off-balance sheet arrangements.
Certain Commitments.
The following table provides a summary of our operating lease obligations and other significant obligations as of September 30, 2021.

	Contractual Obligations Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	66,434	1,038	7,720	11,128	46,548
Purchase obligations (1)	119,579	42,735	53,556	23,288	—
Acquisition contingencies	52,962	18,406	34,556	—	—
Total	$238,975	$62,179	$95,832	$34,416	$46,548
(1)These amounts consist of contractual obligations for capital expenditures and open purchase orders.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities.
We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We are exposed to interest rate risk in the United States and Germany. Changes in interest rates affect interest income earned on cash and cash equivalents. We have not entered into derivative transactions related to cash and cash equivalents. As of September 30, 2021, we did not have any outstanding indebtedness.
The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. Our international operations currently transact business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on our September 30, 2021 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations. We do not expect changes in exchange rates to have a material adverse effect on our income or our cash flows in 2021. However, we can give no assurance that exchange rates will not significantly change in the future.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer have concluded that as of September 30, 2021, due to the existence of the material weaknesses in our internal control over financial reporting described below, our disclosure controls and procedures were not effective to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosure.
Material Weaknesses in Internal Control Over Financial Reporting
A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or unaudited interim financial statements will not be prevented or detected on a timely basis.
As previously identified and described more fully under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, we identified material weaknesses in the control environment, risk assessment, control activities, monitoring activities, and information and communication components of internal control as we did not appropriately design controls in response to the risk of misstatement due to changes in our business environment. The material weaknesses resulted in misstatements that were corrected in the restatement included in our Annual Report on Form 10-K for the year ended December 31, 2019. The material weaknesses have not been remediated as of September 30, 2021.
Additionally, the material weaknesses described above could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement of the annual or unaudited interim consolidated financial statements that would not be prevented or detected.
Remediation Efforts to Address Material Weakness
Our management, with oversight from our Audit Committee, continues to take action on the remediation plan more fully described under Item 9A in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. This plan includes enhancing the overall internal control environment, the addition of experienced internal resources and/or third-party advisors and the implementation of additional controls and procedures to strengthen our internal controls over financial reporting. While the remediation plan has been developed, and action has been taken on resolution of required activities within it, there are still a significant number of steps to be taken to enable management to complete the remediation. Accordingly, we concluded that the material weaknesses had not yet been remediated as of September 30, 2021.
Changes in Internal Control Over Financial Reporting
Material weaknesses identified in our internal control over financial reporting discovered in fiscal year 2020 existed as of December 31, 2018. Management has taken remediation activities since the time the material weaknesses were identified; however, the remediated controls were not in place for a sufficient period of time to be tested for their design and operational effectiveness. As such, there were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as of September 30, 2021.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
SEC and related Audit Committee Investigation
As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020, and the Form 10-K filed with the SEC on June 8, 2020, the Audit Committee of the Board of Directors, with the assistance of independent legal and forensic accounting advisors, conducted an internal investigation of matters relating to the Company’s revenue recognition practices for certain contractual arrangements, primarily with customers of the Company’s formerly-owned OEM Businesses, including the accounting treatment, financial reporting and internal controls related to such arrangements (the “Investigation”). The Investigation also examined transactions to understand the practices related to manual journal entries for accrual and reserve accounts. As a result of the Investigation, the Audit Committee concluded that the Company would restate its previously issued audited financial statements for fiscal years 2018, 2017 and 2016, selected financial data for fiscal years 2015 and 2014, the unaudited condensed consolidated financial statements for the quarterly periods within these years commencing with the first quarter of 2016, as well as the unaudited condensed consolidated financial statements for the quarterly periods within the 2019 fiscal year. The Investigation was precipitated by an investigation by the SEC initially related to the periods 2014 through 2016 (the “SEC Investigation”). The SEC Investigation is ongoing and the Company is cooperating with the SEC. The Company has contacted the SEC regarding a potential settlement of the SEC Investigation. Based on the current information available to the Company the financial or other impact of the SEC Investigation cannot be reasonably determined. In addition, on April 30, 2021, the Company and one of its executive officers each received a subpoena from the SEC requesting documents in an investigation relating to trading in the Company’s securities in late 2019 and early 2020. On October 18, 2021, the Company and the executive officer each received a termination letter from the SEC advising them that the SEC had concluded its investigation as to them and that the Staff did not intend to recommend any enforcement action by the SEC.

There is currently ongoing stockholder litigation related to the Company’s Investigation (as defined below). A class action complaint was filed by Patricia Lowry, a purported shareholder of the Company, against the Company, and certain current and former officers of the Company, in the United States District Court for the Northern District of Illinois on March 23, 2020 asserting claims under Sections 10(b) and 20(a) the Securities Exchange Act of 1934 (the “Exchange Act”) and demanding a jury trial (“Lowry Action”). The court appointed a different shareholder as Lead Plaintiff and she filed an amended complaint on August 31, 2020. On October 15, 2020, the Company and the other-named defendants moved to dismiss the amended complaint. In April 2021, the court denied the defendants’ motions to dismiss. On June 30, 2021, the parties to the Lowry Action conducted a mediation session, after which negotiations among the parties continued into July. On July 27, 2021 a binding term sheet settling the Lowry Action was entered into whereby the defendants will pay $10.5 million (inclusive of attorneys’ fees and administrative costs) in exchange for the dismissal with prejudice of all claims against the defendants in connection with the Lowry Action (the “Lowry Settlement”). On September 22, 2021 the court granted preliminary approval to the Lowry Settlement, and the settlement amount was paid by the Company’s insurers under its directors and officers’ insurance policies in October 2021. The Lowry Settlement is subject to final court approval. A hearing is scheduled for January 24, 2022 for the court to determine whether to give final approval to the Lowry Settlement.

Three derivative lawsuits have also been filed on behalf of the Company, naming it as a nominal defendant, and demanding a jury trial. On June 5, 2020, David Summers filed a shareholder derivative lawsuit (“Summers Action”) against certain current and former directors and officers of the Company (as well as the Company as a nominal defendant), in the United States District Court for the Northern District of Illinois asserting statutory claims under Sections 10(b), 14(a) and 20(a) of the Exchange Act, as well as common law claims for breach of fiduciary duty, unjust enrichment and corporate waste. Thereafter, two similar shareholder derivative lawsuits asserting many of the same claims were filed in the same court against the same current and former directors and officers of the Company (as well as the Company as a nominal defendant). The three derivative lawsuits have been consolidated into the first-filed Summers Action. On September 6, 2020 the Court entered an order staying the Summers Action pending resolution of the motions to dismiss in the Lowry Action. On September 30, 2021, the court granted preliminary approval of a proposed settlement of the Derivative Actions (the “Derivative Actions Settlement”). Pursuant to the Derivative Actions Settlement, the Company has agreed to adopt or revise certain corporate governance policies and procedures. A hearing is scheduled for January 24, 2022 for the court to determine whether to give final approval to the Derivative Actions Settlement.
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
Item 1A.    Risk Factors
Except as described below, there has been no material change in our risk factors as previously disclosed in Part I, Item 1.A., Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission on March 16, 2021, and as amended by our Annual Report (Amendment No. 1) on Form 10-K/A filed with the SEC on September 24, 2021.
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

Our senior management team is concentrated in a small number of key members, and our future success depends to a meaningful extent on the services of our executive officers and other key team members, including members of our scientific staff. Generally, our executive officers and employees can terminate their employment relationship at any time. The loss of any key employees, including the departure of our Chief Financial Officer in October 2021, or our inability to attract or retain other qualified personnel could materially harm our business, financial condition, results of operations and prospects.

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

Supply chain disruptions could adversely impact our operations and financial condition.

Global supply chains have been disrupted as a result of the COVID-19 pandemic and other factors. Accordingly, the availability of raw materials and components used in the manufacture of our products may be adversely impacted. Additionally, even when we and our suppliers are able to source such materials and components, they may cost more and may only be available on a delayed basis. Higher materials and component costs could adversely affect our margins if we are unable to pass such costs along to customers in the form of price increases. Delays in receipt of materials and components could also interrupt our production and cause us to go into backorder on certain of our products, further exacerbating the effect of the global supply chain disruption.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to our repurchases of our common stock during the nine months ended September 30, 2021.

Period	Total Number of Shares Purchased (1)		Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 to January 31, 2021	7,294		$2.19	—	—
February 1, 2021 to February 28, 2021	39,589		$2.51	—	—
March 1, 2021 to March 31, 2021	—		$—	—	—
April 1, 2021 to April 30, 2021	9,796		$2.05	—	—
May 1, 2021 to May 31, 2021	—		$—	—	—
June 1, 2021 to June 30, 2021	717		$1.39	—	—
July 1, 2021 to July 31, 2021	6,528		$1.27	—	—
August 1, 2021 to August 31, 2021	923	—	$1.09	—	—
September 1, 2021 to September 30, 2021	11,143		$1.43	—	—
Total	75,990		$2.23	—	—
(1)The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards, their tax withholdings obligations.
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
_____________
*    Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of such omitted schedule to the Securities and Exchange Commission upon request
#    Filed herewith
(1)    Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q filed by the Registrant on May 10, 2021.
(2)    Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed by the Registrant on November 16, 2020.
(3)    Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated June 9, 2021.
(4)    Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated June 9, 2021.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGALIGN HOLDINGS, INC. (Registrant)

	By:	/s/ Terry M. Rich
Terry M. Rich President and Chief Executive Officer

	By:	/s/ Christopher S. Thunander
Christopher S. Thunander Chief Accounting Officer and Corporate Controller

Date: November 9, 2021