Form 10-K
period 2021-12-31
SURGALIGN HOLDINGS, INC.
filed 2022-03-15
CIK 1760173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from___________to
Commission file number 001-38832
____________________________
Surgalign Holdings, Inc.
(Exact Name of Registrant as Specified in its Charter)
____________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2021), was approximately $174.4 million.
The number of shares of Common Stock outstanding as of March 11, 2022 was 198,752,913.
DOCUMENTS INCORPORATED BY REFERENCE
As stated in Part III of this Annual Report on Form 10-K, portions of the registrant’s definitive proxy statement for the registrant’s 2021 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

SURGALIGN HOLDINGS, INC.
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
Item 1.    BUSINESS.
Company Overview

Surgalign Holdings, Inc. (the “Company”), (formerly known as RTI Surgical Holdings, Inc. (“RTI”)) is a global medical technology company focused on elevating the standard of care by driving the evolution of digital health. We are developing an augmented reality ("AR") and artificial intelligence ("AI") digital surgery platform called HOLO™ AI, which we believe is one of the most advanced artificial intelligence technologies being applied to surgery. The technology is designed to automatically segment and identify detailed patient spine anatomy, autonomously create a surgical plan for surgeon review, and then provide visual guidance with augmented reality to the surgeon in the surgical field. On January 14, 2022, we received U.S. Food & Drug Administration (“FDA”) 510(k) clearance for the HOLO Portal™ surgical guidance system utilizing AR and AI to intraoperatively assist spine surgery. HOLO Portal technology combines image-based guidance with AR, automated spine segmentation, and automated surgical planning utilizing proprietary AI software. Intraoperative 3D digital imaging is autonomously processed by the system to create a patient-specific plan that is presented to the surgeon using an AR display. We are developing additional applications based on HOLO AI technology for use in multiple clinical specialties across the continuum of patient care.

In addition to our digital health solutions, we have a broad portfolio of spinal hardware implants, including solutions for fusion procedures in the lumbar, thoracic, and cervical spine, motion preservation solutions for the lumbar spine, and a minimally invasive surgical implant system for fusion of the sacroiliac joint. We also have a biomaterials portfolio of advanced and traditional orthobiologics.

We currently market and sell products to hospitals, ambulatory surgery centers, and healthcare providers in the United States and in more than 50 countries worldwide. We are headquartered in Deerfield, Illinois, with commercial, innovation and design centers in San Diego, California; Wurmlingen, Germany; and Warsaw and Poznan, Poland.

Recent Acquisitions

Acquisition of Equity Interest in INN

On December 30, 2021, we completed a Stock Purchase Agreement (“Purchase Agreement”) to acquire 42% of Inteneural Networks Inc. (INN) for a non-exclusive license to use INN's proprietary AI technology for autonomously segmenting and identifying neural structures in medical images and helping identify possible pathological states to advance our digital health strategy. INN is a private technology company that is developing technology that harnesses machine learning ("ML") and AI to autonomously and accurately identify and segment neural structures in medical images and integrate specific reference information regarding possible pathological states to physicians caring for patients. As consideration for the 42% ownership we paid total consideration of $19.9 million which consisted of $5.0 million in cash, issued to the Sellers 6,820,792 shares of our common stock with a fair value of $4.9 million and issued of unsecured promissory notes to the Sellers in an aggregate principal amount of $10.6 million with a fair value of $10.0 million. As part of the transaction, subject to certain contingencies, the Company must purchase up to 100% of the equity of INN if the three additional clinical, regulatory, and revenue milestones are met. With the achievement off each milestone and the satisfaction of the related contingencies, the Company will acquire an additional 19.3% equity interest in INN for $19.3 million.

Prompt Prototypes LLC Acquisition

On April 30, 2021, The Company, entered into an Asset Purchase Agreement with Prompt Prototype LLC ("Prompt"). The Company purchased the assets of Prompt to expand its research and development capabilities, and create the capacity to produce certain medical prototypes. Pursuant to the terms of the Agreement, the Company purchased specific assets and assumed certain liabilities of Prompt for a purchase agreement price of $1.1 million. At the closing, the Company paid $0.3 million of cash and issued restricted shares with an aggregate fair market value of $0.2 million to the seller. The remaining $0.6 million of the purchase price will be paid to the seller, contingent on the continued employment with the Company, in the form of cash and restricted shares in two equal amounts on the 18th and 36th month anniversary of the closing date. These payments are considered future compensation.

Holo Surgical Acquisition

On October 23, 2020, the Company completed the acquisition of Holo Surgical Inc. (“Holo Surgical”) pursuant to the Stock Purchase Agreement dated as of September 29, 2020 (the “Holo Surgical Purchase Agreement”), by and among the Company, Roboticine, Inc. (the “Seller”) and the other parties signatory thereto. Holo Surgical was a privately-held technology company that is developing HOLO™ AI technology, to enable digital spine surgery. As consideration for the transactions, the Company paid to the Seller at closing $30.0 million in cash and issued to the Seller 6,250,000 shares of its common stock with a fair value of $12.3 million. In addition, the Seller will be entitled to receive contingent consideration from the Company valued as of December 31, 2021 in an aggregate amount of $51.9 million, which must be first paid in shares of the Company’s common stock (in an amount up to 8,650,000 shares) and then paid in cash thereafter, contingent upon and following the achievement of certain regulatory, commercial and utilization milestones by specified time periods occurring up to the sixth (6th) anniversary of the closing. The number of shares of common stock issued as contingent consideration with respect to the achievement of a post-closing milestone, if any, will be calculated based on the volume weighted average price of the common stock for the five (5) day trading period commencing on the opening of trading on the third trading day following the achievement of the applicable milestone.

OEM Disposition

On July 20, 2020, we completed the disposition of our original equipment manufacturer businesses (“OEM Businesses”), and became a business focused on spinal implants and technology. We divested the OEM Businesses pursuant to the transactions contemplated by the Equity Purchase Agreement, dated as of January 13, 2020, as amended by that certain First Amendment to the Equity Purchase Agreement dated as of March 6, 2020, that certain Second Amendment to the Equity Purchase Agreement, dated as of April 27, 2020 and that certain Third Amendment to the Equity Purchase Agreement, dated as of July 8, 2020 (as amended the “OEM Purchase Agreement”), by and between us and Ardi Bidco Ltd. (“Ardi” or the “Buyer”), an entity owned and controlled by Montagu Private Equity LLP, and the agreements ancillary to the OEM Purchase Agreement (the “Transactions”). As a result of the disposition, among other things, our OEM Businesses and business related to processing donated human musculoskeletal and other tissue and bovine and porcine animal tissue in producing allograft and xenograft implants using BIOCLEANSE®, TUTOPLAST® and CANCELLE® SP sterilization processes were sold to the Buyer and its affiliates for a purchase price of $440.0 million in cash, subject to certain adjustments. Further, pursuant to the terms of the Equity Purchase Agreement, we sold to the Buyer and its affiliates all of the issued and outstanding shares of RTI OEM, LLC (which, prior to the Transactions, was converted to a corporation and changed its name to “RTI Surgical, Inc.”), RTI Surgical, LLC (which, prior to the Transactions, was converted to a corporation and changed its name to “Pioneer Surgical Technology, Inc.”), Tutogen Medical (United States), Inc. and Tutogen Medical GmbH. The Transactions were previously described in the Definitive Proxy Statement on Schedule 14A filed by us with the SEC on June 18, 2020. Subsequent to the consummation of Transactions, our name was changed to Surgalign Holdings, Inc., operating as Surgalign Spine Technologies. Where obvious and appropriate from the context, references herein to we, or us refer to the Company including the disposed OEM Businesses.

The OEM Businesses met the criteria within Accounting Standards Codification (“ASC”) 205-20 – Discontinued Operations, to be reported as discontinued operations because the Transactions were a strategic shift in business that had a major effect on our operations and financial results. Therefore, we are reporting the historical results of the OEM Businesses including the results of operations and cash flows as discontinued operations, and related assets and liabilities were retrospectively reclassified as assets and liabilities of discontinued operations for all periods presented herein. Unless otherwise noted, applicable amounts in the prior year have been recast to conform to this discontinued operations presentation. See Note 5 of the Consolidated Financial Statements in Part IV, Item 15, “Exhibits and Financial Statement Schedules” of this Exhibit for additional information. Unless otherwise indicated, the following information relates to continuing operations. A more complete description of our business prior to the Transactions is included in Item 1. “Business,” in Part I of the Annual Report on Form 10-K for the year ended December 31, 2020 that was previously filed with the Securities and Exchange Commission (“SEC”) on March 16, 2021, and as amended by our Annual Report (Amendment No. 1) on Form 10-K/A filed with the SEC on September 24, 2021.
COVID-19

The continued effects of the coronavirus (“COVID-19”) pandemic, as well as the corresponding governmental response and the Company’s management of the crisis has had a significant impact on the Company’s business. The consequences of the outbreak and impact on the global economy continue to evolve, and the full extent of the impact is uncertain with the existence of variant strains of COVID-19. The variant strains have and will continue to lead to a rise in infections resulting in the reinstatement of certain restrictions previously in place on a global scale which includes closure of hospitals.

Beginning in 2020 and extending through 2021, many hospitals and other medical facilities canceled elective surgeries, reduced and diverted staffing, and diverted other resources to patients suffering from the infectious disease and limited hospital access for non-patients, including the Company’s direct and indirect sales representatives. Because of the COVID-19 pandemic, surgeons and their patients have been required, or are choosing, to defer procedures in which the Company’s products would be used, and many facilities that specialize in the procedures in which the Company’s products would be used have closed or reduced operating hours. The Company continue to see these measures both domestically and internationally taken through December 31, 2021, thus negatively impacting the ability of the Company’s employees and distributors to effectively market and sell its products. In addition, even after the pandemic subsides and/or governmental orders no longer prohibit or recommend against performing such procedures, patients may continue to defer such procedures out of concern of being exposed to COVID-19.

The COVID-19 pandemic has also caused adverse effects on general commercial activity and the global economy, which led to economic uncertainty throughout 2021, and which has adversely affected the Company’s business, operating results, or financial condition. The adverse effect of the pandemic on the broader economy has also negatively affected demand for procedures using the Company’s products, and could cause one or more of the Company’s distributors, customers, and suppliers to experience financial distress, cancel, postpone, or delay orders, be unable to perform under a contract, file for bankruptcy protection, go out of business, or suffer disruptions in their business. This could impact the Company’s ability to provide products and otherwise operate its business, as well as increase its costs and expenses.

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

The above and other continued disruptions to the Company’s business as a result of COVID-19 has resulted in a material adverse effect on its business, operating results and financial condition. Although vaccines have been made available, it remains uncertain when our business will return to normal operations. The full extent to which the COVID-19 pandemic will impact the Company’s business will depend on future developments that are highly uncertain and cannot be accurately predicted, including the possibility that new adverse information may emerge concerning COVID-19 and additional actions to contain it or treat its impact may be required.
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

As of December 31, 2021, the Company had cash of $51.3 million and an accumulated deficit of $569.6 million. For the year ended December 31, 2021, the Company had a loss from continuing operations of $122.9 million and a net loss applicable to Surgalign Holdings, Inc. of $84.7 million. The Company has incurred losses from operations in the previous two fiscal years and did not generate positive cash flows from operations in fiscal year 2021 nor in 2020.

On February 15, 2022, we issued and sold in an underwritten public offering 43,478,264 shares of its common stock (or pre-funded warrants to purchase common stock in lieu thereof) and warrants to purchase up to an aggregate of 32,608,698 shares of common stock at a combined effective public offering price of $0.46 per share of common stock (or pre-funded warrant). In addition, we issued and sold investor warrants to purchase up to an aggregate of 32,608,698 shares at a strike price of $0.60 and are exercisable over the next five years. The Company, also in connection with the offering, issued placement agent warrants to purchase an aggregate of up 2,608,696 shares of common stock at a strike price of $0.575 per share. We received net proceeds of $17.8 million from the offering after deducting investor and other filing fees of $2.2 million.

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
The Company is projecting it will continue to generate significant negative operating cash flows over the next 12-months and beyond. In management's evaluation of the going concern conclusion we considered the following: i) continued COVID-19 uncertainties; ii) negative cash flows that are projected over the next 12-month period; iii) uncertainty regarding potential settlements related to ongoing litigation and regulatory investigations; iv) approximately $25.6 million of the total contingent consideration of $51.9 million are expected to become due to the former owners of Holo Surgical if certain milestones are met over the next 12 months which would be paid in cash; v) total payments of $10.3 million at fair value for INN related milestones that are expected to be paid in cash when the milestones are achieved in the future; vi) seller notes in the amount of $10.0 million a fair value due to the seller of INN on December 31, 2024; and vii) various supplier minimum purchase agreements. The Company’s operating plan for the next 12-month period also includes continued investments in its product pipeline including both within digital health and hardware and biologics, which will necessitate additional financing. In addition to these efforts the Company will need continued capital and cash flows to fund the future operations through 2022 and beyond. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide. If cash resources are insufficient to satisfy the Company’s on-going cash requirements through 2022, the Company will be required to scale back operations, reduce research and development expenses, and postpone, as well as suspend capital expenditures, in order to preserve liquidity. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.

In consideration of the inherent risks and uncertainties and the Company’s forecasted negative cash flows as described above, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. Management continually evaluates plans to raise additional debt and/or equity financing and will attempt to curtail discretionary expenditures in the future, if necessary, however, in consideration of the risks and uncertainties mentioned, such plans cannot be considered probable of occurring at this time.

The recoverability of a major portion of the recorded asset amounts shown in the Company’s accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its funding requirements on a continuous basis, to maintain existing financing and to succeed in its future operations. The Company’s consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary, should the Company be unable to continue in existence.
Segments
The Company operates one reportable segment: Spine.

Strategy
Our goal is to improve patient outcomes in Spine and adjacent specialties through the deployment of intelligent digital and surgical technologies across the continuum of care. To achieve our goal, we are pursuing the following strategies:

•Leverage our digital surgery platform to improve patient outcomes
We believe HOLO Portal™ is the world’s first AI driven augmented reality guidance system for spine and is the first clinical application of our HOLO™ AI platform. HOLO Portal™ guidance includes HOLO™ AI neural networks, which assists the surgeon by autonomously segmenting and labelling anatomic structures from an intraoperative 3D image, and automatically suggesting a patient specific surgical plan. The result is viewed by the surgeon through the AR display and is designed to help them quickly place instruments, accurately achieve surgical objectives, and reduce cognitive load. In parallel, we are working to expand the indications for HOLO™ AI, our portfolio of neural networks designed to analyze, segment, and measure medical images including diagnostic, intraoperative, and postoperative modalities. Our vision is to apply AI across the continuum of care to find what drives patient satisfaction, in spine as well as adjacent specialties.
•Develop and commercialize an increased cadence of innovative spine implants and biomaterials products. We plan to leverage our current strengths and invest in our research and development platform, in order to expand our product portfolio and develop next-generation, clinically validated products. To support these efforts, we plan to hire additional dedicated engineers and scientists with expertise in product design and development. We plan to continue to deepen our relationships with thought-leading surgeons to develop clinically validated procedures and products that deliver better patient outcomes. We also plan to create seamless integration between our products, procedures, and our digital surgery platform.
•Validate our innovative products with clinical evidence. We have a history of investing in clinical efficacy and outcomes studies to validate our products with peer-reviewed clinical evidence. There are more than 100 peer-reviewed clinical publications spanning our portfolio, including the Coflex® device, HPS® 2.0 fixation and TETRAfuse® 3D technology. We are investing in building a larger research and clinical affairs team that will bolster our clinical evidence. We plan to gather real-world clinical evidence on the safety and efficacy of our new innovative products. We plan to continue collaborating with our surgeon customers and key opinion leaders to share clinical data analyses through peer-reviewed scientific publications and conference presentations to the spine surgery and medical community. We believe such clinical data will bring increased awareness of our products and technologies and attract surgeon and patient interest.
•Grow our international business. We have strong commercial and research and development infrastructure outside the United States. We plan to focus our international commercial efforts on certain key markets that we believe represent a current annual market opportunity of $5.9 billion. We have a direct sales channel in several markets including Germany, which we believe provides us with a competitive advantage. We maintain a hybrid sales channel in other key markets throughout Europe and Asia where we plan to evaluate the potential for conversion to direct sales channels, in order to enhance our market penetration. To facilitate continued growth of our international business, we plan to introduce multiple new innovative products to our surgeon customers.
•Strategically pursue acquisition, license, and distribution opportunities. We have experience identifying acquisition, license, and distribution opportunities and integrating new technologies to complement our product portfolio specifically as it relates to our digital health strategy. We plan to strategically use these business development activities to supplement our internal innovations and fill key product portfolio needs.
Corporate Information
We currently operate at five locations: our corporate headquarters in Deerfield, Illinois; San Diego, California where we are building an innovation and design center; Poznan and Warsaw, Poland facilities, where we have our Digital Surgery Innovation Center and research and development team focused on AR and AI; and our Wurmlingen, Germany facility where we manage our international commercial business and maintain a Research and Development Center of Excellence focused on motion preservation implants and instrumentation.
The original Regeneration Technologies, Inc. (“RTI”) was incorporated in 1997 in Florida as a wholly-owned subsidiary of the University of Florida Tissue Bank (“UFTB”). RTI began operations on February 12, 1998, when UFTB contributed its allograft processing operations, related equipment and technologies, distribution arrangements, research and development activities, and certain other assets to RTI. At the time of its initial public offering in August 2000, RTI was reincorporated in the State of Delaware, and in February 2008, RTI changed its name to RTI Biologics, Inc. In July 2013, RTI Biologics, Inc. completed the acquisition of Pioneer Surgical Technology, Inc. and, in connection with the acquisition, changed its name from RTI Biologics, Inc. to RTI Surgical, Inc. On January 4, 2018, RTI Surgical, Inc. entered the sacroiliac joint fusion market with the acquisition of Zyga Technology, Inc., a private commercial-stage company that had developed and begun to commercialize the SImmetry® Sacroiliac Joint Fusion System. On March 8, 2019, RTI Surgical, Inc. acquired Paradigm Spine, LLC (“Paradigm”), a private commercial-stage company focused on motion preservation and non-fusion spinal implant technology whose primary product was the Coflex® Interlaminar Stabilization Device, a minimally invasive motion preserving stabilization implant. In connection with the Paradigm transaction, we restructured and RTI Surgical, Inc. became a wholly-owned subsidiary of RTI Surgical Holdings, Inc.
On July 20, 2020, we completed the sale of our former original equipment manufacturer businesses (“OEM Businesses”) to Ardi Bidco Ltd., an entity owned and controlled by Montagu Private Equity LLP. As a result of the disposition, our former OEM Businesses and our former business related to processing donated human musculoskeletal and other tissue and bovine and porcine animal tissue in producing allograft and xenograft implants using certain sterilization processes were sold. In connection with this transaction, we changed our name from RTI Surgical Holdings, Inc. to Surgalign Holdings, Inc., operating as Surgalign Spine Technologies, we changed the ticker symbol for our Common Stock to “SRGA,” and we became a pure-play global spine company.
On October 23, 2020, we acquired Holo Surgical Inc. (“Holo Surgical”) and the technology related to HOLOTM.
On December 30, 2021, we acquired a 42% equity interest in Inteneural Networks, Inc. (INN).
Our principal offices are located at 520 Lake Cook Road, Suite 315, Deerfield, Illinois, 60015, and our phone number is (224) 303-4651. We maintain a corporate website at www.surgalign.com.
Industry Overview
The global spine surgery industry can be broken into various markets that align with the treatment procedures for patients suffering from back-related pain and other conditions. The most prevalent markets are spine implants, composed of implantable devices to aid in both fusion and motion preservation procedures and the biomaterials market consisting of human-derived and synthetic bone growth substitute products.
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
Spine Implants
The global spine implants annual market opportunity was estimated at $8.8 billion in 2020, with most revenues being generated from spinal fusion devices. Fusion devices are designed and developed to aid in the restoration of spinal alignment and to provide fixation during the fusion process. Conversely, motion preservation devices are designed predominantly to stabilize the spine and allow for motion of the segments. Spine implants can be surgically applied via traditional open surgery or via minimally invasive surgery. We provide devices in both segments of the spine implant market and via both surgical methodologies.
Biomaterials
The global biomaterials annual market opportunity was estimated at $4.8 billion in 2020. The biomaterials segment covers a large range of bone growth substitutes, including growth factors, cellular allografts, Demineralized Bone Matrices ("DBMs"), traditional allografts, and synthetic bone graft substitutes. Biomaterials are utilized during spine surgery procedures to promote fusion by substituting or augmenting the normal regenerative capacity of bone.

Our Products
On January 14, 2022 we received U.S. Food and Drug Administration ("FDA") clearance on HOLO Portal™, our AI-driven AR surgical navigation system for spine. This is the first of many FDA submission related to our digital health platform and strategy to improve patient outcomes. We have a broad portfolio of spine implants, including solutions for fusion procedures in the lumbar, thoracic, and cervical spine, motion preservation solutions for the lumbar spine, and a minimally invasive surgical implant system for fusion of the sacroiliac joint. We also have a broad portfolio of biomaterial products.
Surgical Guidance
On January 14, 2022, we received FDA 510(k) clearance for HOLO Portal™, a surgical guidance system utilizing AR and AI for use in spine surgery. HOLO Portal™ surgical guidance incorporates HOLO™ AI technology with a unique AR interface to enhance intraoperative image-based navigation with AI driven insights. The system features intraoperative surgical planning that uses AI to automate manual and time-consuming tasks, such as anatomic labelling, implant sizing, and trajectory planning. The surgical plan is then presented to the surgeon through the augmented reality display.
Patented HOLO Portal™ software includes several convolutional neural networks to segment and group patient anatomy based on intraoperative CT scans. This results in a patient-specific 3D model that is automatically labeled with anatomic structures for use during surgery, including: pedicle, vertebral body, spinal canal, articular processes, transverse process, lamina, spinous process, ribs, pelvis.
HOLO Portal™ software suggests screw trajectories and measures pedicle sizes from the patient-specific 3D model. The system then suggests the appropriate screw size based on a surgeon-defined pedicle fill ratio. The resulting surgical plan is designed to maximize accuracy and eliminate time spent manually planning trajectories and measuring screw sizes.
Once the segmentation and screw plan is generated, HOLO Portal™ software displays the surgical plan intraoperatively through the interactive AR display and provides a 3D guidance overlay on the patient’s anatomy. 3D trajectory and targeting are superimposed on surgical instruments in real time within the surgical field. This innovative design may reduce the surgeon’s cognitive load by providing intuitive guidance that allows the surgeon to keep focus on the surgical field. We believe that HOLO Portal™ may help surgeons achieve better surgical outcomes, reduce complications, and improve patient satisfaction.
We are developing additional applications utilizing HOLO™ AI technology for use in multiple clinical specialties across the patient continuum of care. We believe HOLO™ AI, our portfolio of neural network technologies, is one of the most advanced artificial intelligence technologies being applied to surgery.
Spine Implants
As of 2021, all of our revenues related to the spine implants portfolio are generated from spinal fusion devices and motion preservation devices. Fusion devices are designed and developed to aid in the restoration of spinal alignment and to provide fixation during the fusion process. Conversely, motion preservation devices are designed to stabilize the spine and allow for motion of the segments. Sacroiliac joint fusion implant systems are designed to relieve sacroiliac joint pain. We provide devices in each of these three segments of the spinal hardware implant market.
Thoracolumbar and Cervical Spine Fusion Devices
We offer a broad portfolio of cervical, thoracic and lumbar interbody (e.g., Fortilink® cages with TETRAfuse® technology) and fixation (e.g., Streamline® MIS/Degen/OCT pedicle screws) devices for conventional spine fusion procedures including anterior cervical ciscectomy and fusion (ACDF), posterior cervical fusion (PCF), posterior lumbarinterbody fusion (PLIF), transforaminal lumbar interbody fusion (TLIF), anterior lumbar interbody fusion (ALIF) and lateral lumbar interbody fusion (LLIF).

Sacroiliac Joint Fusion Devices
We are one of the market-leaders in the sacroiliac joint ("SI"), fusion segment of the spinal hardware implant market. Our SImmetry® system allows for minimally invasive SI joint fusion surgery that eliminates the movement of the joint in two ways:
1.True SI joint fusion – The surgeon decorticates the joint surfaces with special instruments, in accordance with orthopedic principles, to create the appropriate environment to fuse the joint.
2.Immediate fixation – By placing an implant across the joint, the joint is instantly immobilized, allowing fusion.
Two-year data from the EVoluSIon study showed high rates of joint fusion and statistically significant decreases in opioid use, pain, and disability scores, as well as the possibility of faster recovery times.
Motion Preservation Devices
Our motion preservation portfolio includes the Coflex® Interlaminar Stabilization device, the only U.S. Food and Drug Administration ("FDA") premarket approval application ("PMA") approved implant for the treatment of moderate to severe lumbar spinal stenosis in conjunction with direct decompression. The Coflex® device is the first and only posterior lumbar motion preservation solution with Level I evidence, the highest possible level of clinical data, from two prospective, randomized studies against two treatment options—decompression alone and decompression with fusion—across two countries, the United States and Germany. The Coflex® device has demonstrated long-term clinical outcomes for durable pain relief and stability. The device has been implanted in more than 163,000 patients worldwide.
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
Cellular Allograft
The ViBone® family of products, supplied by Aziyo Biologics, Inc. (“Aziyo”), is a next-generation viable cellular allograft bone matrix processed using a proprietary method optimized to protect and preserve the health of native bone cells to potentially enhance new bone formation.
Demineralized Bone Matrices (DBM)
DBM formulations are designed to provide naturally occurring bone proteins and other growth factors at varying stages of the bone healing process. We offer a broad DBM portfolio, which includes putty, strip, and boat configurations for various surgical applications to provide a natural scaffold for bone ingrowth and osteoinductive potential to facilitate fusion. Our flagship DBM is FibreX™ demineralized bone fibers, supplied by Origin Biologics.
Synthetic Bone Growth Substitutes
Our synthetic bone growth substitutes portfolio, includes the nanOss® family of products, which provide osteoconductive nano-structured HA and an engineered extracellular matrix bioscaffold collagen carrier to provide a natural bone growth solution.
Research and Development
Since the launch of Surgalign in July 2020, we have focused on innovation, quality, and clinical validation in the design and development of our products. Instrumental to this focus is creating an R&D organization centralized in San Diego, California. This new center of excellence will continue to be supported by our capabilities in Wurmlingen, Germany. We have new capabilities in Poland, acquired through the Holo Surgical and INN transactions, that bring us expertise in AR, machine learning, and software development which will help us expand on our digital health strategy. We have also maintained our strategic partnership with RTI Surgical, subsequent to the disposition of our OEM Businesses, to support our spine implants and biomaterials businesses.

Aligning Holo Surgical with our recent acquisition of equity in INN, we are committed to leading in digital health and expanding our scope outside the operating room and in additional clinical specialties. Our priorities include refinement and expansion of indications of our HOLO Portal™ system, and the development of a cloud platform to allow use of HOLO™ AI technology in preoperative and postoperative settings. This will enable us to leverage HOLO™ AI technology to automate certain use cases in diagnostics, preoperative planning, patient specific implants, and postoperative assessment, with an ultimate goal of predictive patient outcomes.
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

Intellectual Property
Our business depends upon the significant know-how and proprietary technology we have developed and curated. To protect this know-how and proprietary technology, we rely on a combination of trade secret laws, patents, licenses, trademarks, and confidentiality agreements. The intended effect of these intellectual property rights is to define zones of exclusive use of the covered intellectual property. The duration of patent rights generally is 20 years from the date of filing of priority application, while trademarks, once registered, generally have a term of 10 years but can be renewed so long as the trademarks continue to be used. Our trademarks and service marks provide our company and our products with a certain degree of brand recognition in our markets. However, we do not consider any single patent, trademark or service mark material to our business strategy, financial condition, or results of operations. Further, we have also entered into exclusive and non-exclusive licenses relating to a wide array of third-party technologies.
Our U.S. and foreign holdings include, without limitation, patents, patent applications and trade secrets relating to or covering certain synthetic bone graft substitutes; interbody fusion and motion implants; spinal and orthopedic plates; spinal rods, cables and screws and spinal fixation systems and related instrumentation.
As part of the Holo Surgical Acquisition, we acquired intellectual property and technologies that relate to digital surgery. As of December 31, 2021, the intellectual property of the Holo Surgical business included, among other things, two issued U.S. patents, one granted European patent, fifteen U.S. pending patent applications, and ten pending European patent applications. We do not know whether our current patent applications, or any future patent applications that we may file, will result in a patent being issued with the scope of the claims we seek, or at all, or whether any patents we may receive will be challenged or invalidated. The term of individual patents depends on the legal term for patents in the countries in which they are granted. In most countries, including the United States, the patent term is generally 20 years from the earliest claimed filing date of a nonprovisional patent application in the applicable country. The expected years of expiration for these patents and any patents that issue from such pending applications range from 2037 to 2042. The HOLO™ platform is an autonomous anatomical mapping technology designed to assist surgeons and physicians to diagnose, treat, and manage patients with neurosurgical and orthopedic conditions. The HOLO™ platform is capable of advanced, real-time analytics, autonomous presurgical planning, and autonomous intraoperative guidance, potentially enhancing surgical performance with the goal of facilitating improved patient outcomes.
Further, as part of the acquisition of the equity interest in INN, we received a non-exclusive, royalty-free license to INN intellectual property and technologies. INN’s proprietary artificial intelligence technology and intercranial capabilities complement our HOLOTM platform technology.
The medical device industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. As the number of entrants into our market increases, the risk of an infringement claim against us, as well as the risk of a third party infringing on our patents, grows. While we attempt to ensure that our implants and methods do not infringe other parties’ patents and proprietary rights, our competitors or other third parties may assert that our implants, and the methods we employ, are covered by patents held by them. In addition, our competitors and other third parties may assert that future implants and methods we may employ infringe their patents. If third parties claim that we infringe upon, misappropriate, or otherwise violate their intellectual property rights, we may incur liabilities and costs and may have to redesign or discontinue selling the affected implant. Even if we were to prevail, any litigation could be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. We are currently, have been in the past, and may be in the future, involved in litigation relating to intellectual property. For more information regarding the risks related to intellectual property, please see the section titled “Risk Factors—Risks Related to Intellectual Property.”

Sales and Distribution
We currently market and sell our products in the United States and in more than 50 countries globally. Our U.S. Commercial organization includes Professional Education, Corporate Accounts, and field-based Area Sales Directors and Regional Product Specialists supported by an extensive network of independent spine and biomaterial distributors. Our international sales organization consists of a direct sales force in several European countries and stocking distributors in the rest of the world.
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
In January 2022 we started to hire for our capital sales team which will be solely focused on sales and placement of the HOLO Portal™ system with our strategy partners.
Surgeon Education and Training
We devote significant resources to educate surgeons on the proper use of our technologies and techniques including the HOLO Portal™ system. The successful use of our products and technologies depends, in part, on the training and skills of the surgeon performing the procedure. We are developing a state-of-the-art cadaver operating theater and training facility in our San Diego Innovation Center, to help drive adoption of our products.
We believe our success is partially dependent on our ability to differentiate, with clinically validated products and procedures, the quality of our products and reputation within the spine surgeon community. We have a strong commitment to conducting collaborative research with surgeons and we intend to continue working with surgeons and other healthcare professionals in clinical research to further advance our pipeline of novel, innovative technology, and product offerings.
International Operation
Internationally, we market and distribute our implants through a direct distribution organization and a network of independent distributors. International revenues accounted for approximately 14% of our 2021 global revenues.
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
A significant addition to our international presence is the acquisition of Holo Surgical and INN personnel in Poland which will allow us to harness new capabilities in digital surgery with artificial intelligence and predictive analytics.
Competition
Competition in the medical implant industry is intense and subject to rapid technological change and evolving industry requirements and standards. Companies within the industry compete based on design of related instrumentation, efficacy of implants, service and relationships with the surgical community, depth of range of implants, scientific and clinical results, and pricing. Many of our competitors are substantially larger than we are, with much greater resources. In some cases, our customers compete with us in multiple product categories.
We consider our principal competitors in the spine implant and biomaterials, and digital health markets to include Medtronic, Zimmer, plc. DePuy Synthes NuVasive, Inc., Stryker Corporation, Global Medical, Inc., Alphatec Holdings Inc., SeaSpine Holdings Corporation, and Orthofix Medical Inc.
Government Regulation and Corporate Compliance
Government Regulation
Government regulation plays a significant role in the design and distribution of allograft tissue implants and medical devices. We procure, where applicable and market our allograft tissue implants and medical devices worldwide. Although some standardization exists, each country in which we do business has its own specific regulatory requirements.

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

Class III medical devices are required to undergo the PMA approval process in which the manufacturer must establish the safety and effectiveness of the device to the FDA’s satisfaction. A PMA application must provide extensive preclinical and clinical trial data as well as information about the device and its components regarding, among other things, device design, manufacturing, and labeling. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will typically conduct a preapproval inspection of the manufacturing facility to ensure compliance with the FDA’s Quality System Regulations (21 CFR Part 820) (“QSR”). FDA reviews of PMA applications generally can take between one and three years, or longer. We have one FDA PMA approved device: The Coflex® Interlaminar Stabilization device. The Coflex® device is currently the only FDA PMA-approved implant for the treatment of moderate to severe lumbar spinal stenosis in conjunction with decompression.
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
We and certain of our suppliers also are subject to announced and unannounced inspections by the FDA to determine our compliance with FDA’s QSR and other regulations. If the FDA were to find that we or certain of our suppliers have failed to comply with applicable regulations, the agency could institute a wide variety of enforcement actions, ranging from a public Warning Letter to more severe sanctions, such as: fines and civil penalties against us, our officers, our employees or our suppliers; unanticipated expenditures to address or defend such actions; delays in clearing or approving, or refusal to clear or approve, our products; withdrawal or suspension of approval of our products or those of our third-party suppliers by the FDA or other regulatory bodies; product recall or seizure; interruption of production; operating restrictions; injunctions; and criminal prosecution. Moreover, governmental authorities outside the United States have become increasingly stringent in their regulation of medical devices, and our products may become subject to more rigorous regulation by non-U.S. governmental authorities in the future. U.S. or non-U.S. government regulations may be imposed in the future that may have a material adverse effect on our business and operations. The EU has nationally transposed regulations based on the European Commission (“EC”) Medical Device Directives (“MDD”) for the control of medical devices with which manufacturers must comply. New Medical Device Regulations (“MDR”) were slated to replace the medical device directives effective May 26, 2020, in the EU. However, due to delays, implementation of the EU MDR began on May 26, 2021. Manufacturers must have received Conformitè Europèene (“CE”) certification from a “notified body” to be able to sell products within the member states of the EU. Certification allows manufacturers to stamp the products of certified plants with a CE mark. Products covered by the EC directives that do not bear the CE mark cannot be sold or distributed within the EU. All products that we distribute in the EU have received CE certification.
All medical devices currently distributed in the EU under MDD are likely impacted by the implementation of MDR. MDR may also include products, such as human tissue, not traditionally considered medical devices in the EU. Additionally, MDR, among other things, increases regulatory requirements for several medical device groupings applicable to our implants distributed in the EU, including strengthening notified body oversight for Class I reusable surgical instruments, and up-classifying spinal devices in contact with the spinal column. We received MDR certification in October 2020 and again in October 2021.
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
Key elements of our compliance program include:
•Organizational oversight by senior-level personnel responsible for the compliance functions within our company;
•Written standards and procedures, including a Code of Conduct;
•Methods for communicating compliance concerns, including anonymous reporting mechanisms;
•Investigation and remediation measures to ensure prompt response to reported matters and timely corrective action;
•Compliance education and training for employees and contracted business associates such as distributors;
•Auditing and monitoring controls to promote compliance with applicable laws and assess program effectiveness;
•Oversight of interactions with healthcare professionals to ensure compliance with healthcare fraud and abuse laws, including mandated reporting of transfers of value to healthcare professionals under the Affordable Care Act;
•Oversight of corporate handling of personal data to ensure compliance with data protection legislation;
•Disciplinary guidelines to enforce compliance and address violations;
•Screening of employees and relevant contracted business associates; and
•Risk assessments to identify areas of regulatory compliance risk.
Employees
As of December 31, 2021, we had a total of 231 employees of which 70 were employed outside of the United States. None of our employees are represented by a labor union, and we consider our employee relations to be good. We believe a strong employee culture and a commitment to improving patient lives by advancing the standard of spine care and our digital health initiatives will help foster a shared sense of engagement and purpose among our employees and provide us with a competitive advantage. Our culture and employees are driven by our five values: being relentless, gritty and tenacious; acting with speed; being customer-focused and patient-minded; leading with integrity; and being bold and acting courageously. We intend to attract and retain the best talent in the industry by offering competitive pay, annual incentive awards, equity opportunities, health, wellness and retirement benefits, and a work environment that enables our employees to fully utilize their potential and deliver long-term stockholder value. We also believe having a diverse workforce, including diversity of personal characteristics and experience, is important for us to succeed as we transform our legacy business into Surgalign: a leading medical technology company focused on elevating the standard of care through the evolution of digital health.
Seasonality
Our business is generally not seasonal in nature; however, the number of orthopedic implant surgeries and elective procedures generally declines during the summer months and increases in the fourth quarter.
Available Information
Our Internet address is www.surgalign.com. Information included on our website is not incorporated by reference herein or in our Annual Report on Form 10-K for the year ended December 31, 2021. We make available, free of charge, on or through the investor relations portion of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to the Securities and Exchange Commission (“SEC”). These filings are also available on the SEC’s website at www.sec.gov. Also available on our website is our Corporate Governance Guidelines, our Code of Conduct, our Code of Ethics for Senior Financial Professionals, and the charters for our Audit Committee, Compensation Committee and Nominating and Governance Committee. Within the time period required by the SEC and Nasdaq, we will post any amendment to our Code of Ethics for our senior financial professionals and any waiver of our Code of Conduct applicable to our senior financial professionals, executive officers and directors.
Item 1A. RISK FACTORS
Risks Related to the Business
An investment in our common stock involves a high degree of risk. You should consider each of the risks and uncertainties described in this section and all of the other information in this document before deciding to invest in our common stock. Any of the risk factors we describe below could severely harm our business, financial condition, and results of operations. The market price of our common stock could decline if any of these risks or uncertainties develops into actual events, and you may lose all or part of your investment.
COVID-19 has had and may continue to have a material, adverse impact on us.
A novel strain of coronavirus, COVID-19, has spread globally, including to the United States, Germany, and Poland where we have significant operations. The COVID-19 pandemic has and continues to directly and indirectly materially and adversely affected our business, financial condition, results of operations and prospects. The extent to which these adverse impacts will continue will depend on numerous evolving factors that are highly uncertain, rapidly changing and cannot be predicted with precision or certainty at this time.
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
COVID-19 has had an adverse effect on the overall productivity of our workforce, and we may be required to continue to take extraordinary measures to ensure the safety of our employees and those of our business partners. In addition, our employees may be required to take time off for extended periods of time due to illness, or as a result of government-imposed changes to daily routines. It is unknown how long these disruptions could continue.
As the global outbreak of COVID-19 continues to rapidly evolve, it could continue to both materially and adversely affect our revenues, cash flows, business, financial condition, results of operations and prospects for an indeterminate period of time. Notwithstanding recent developments with respect to vaccines for COVID-19, we are unable to accurately predict the full impact that the ongoing pandemic will have due to numerous factors that are not within our control, including its duration and severity. Stay-at-home and shelter-in-place orders, business closures, travel restrictions, supply chain disruptions, employee illness or quarantines, and other extended periods of interruption to our business have resulted and could continue to result in disruptions to our operations. These interruptions have had and could continue to have adverse impacts on the growth of our business, have caused and could continue to cause us to cease or delay operations, and could prevent our customers from receiving shipments or processing payments. Any worsening of the COVID-19 pandemic could result in additional material adverse impacts on our business, financial condition, results of operations and prospects.
We may not have sufficient cash flows from operating activities, cash on hand and available capital sources to finance capital expenditures and other working capital needs and to finance contingent consideration and forward contract arrangements when they become due.
Our business operations generally require significant upfront capital expenditures. As of December 31, 2021, we had capital resources consisting of cash and cash equivalents of $51.3 million. We will continue to expend substantial cash resources for the foreseeable future, for, among other things, the development of our digital health solutions platform, including applications based on the HOLOTM AI technology, inventory, the investments in our product pipeline, and other operating expenses. These expenditures will include costs associated with marketing and selling our products, obtaining certain regulatory approvals, and expanding our technology pipeline. In connection with prior acquisitions, we are required to make contingent consideration earnout payments to the sellers if certain metrics relating to the acquired businesses have been achieved. As of December 31, 2021, we had accrued $51.9 million in contingent consideration as liabilities that we owe in connection with our prior acquisitions. In addition we have $10.0 million related to forward contracts that we may owe if certain milestones are met based on the INN acquisition. There is no assurance that we will have sufficient cash on hand or available capital to finance our capital expenditures and other working capital needs or fund contingent consideration payments when they become due, and failure to do so may result in a material adverse effect on our business, operations, and financial condition.
We have a history of net losses, we expect to continue to incur net losses in the near future, and we may not achieve or maintain profitability.
We have a history of net losses from our continuing operations. For the years ended December 31, 2021, 2020 and 2019, we incurred net losses from continuing operations of $122.9 million, $194.2 million, and $248.8 million, respectively. As of December 31, 2021, we had an accumulated deficit of $569.6 million. We have incurred significant net losses and have relied on our ability to fund our operations through revenues from the sale of our products and through various forms of financings. A successful transition to sustained profitability is dependent upon achieving a level of revenues adequate to support our cost structure. This may not occur and, unless and until it does, we will continue to need to raise additional capital. We may seek additional funds from public and private equity or debt financings, borrowings under debt facilities or other sources to fund our projected operating requirements. However, we may not be able to obtain further financing on reasonable terms or at all. If we are unable to raise additional funds on a timely basis, or at all, our business, results of operations, financial condition and prospects will be materially adversely affected.
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
Our quarterly and annual operating results have fluctuated significantly in the past and may fluctuate significantly in the future, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:
•Acceptance of our products by spine surgeons, patients, hospitals and third-party payers;
•Demand and pricing of our products;
•The mix of our products sold, because profit margins differ among our products;

•Timing of new product offerings, acquisitions, licenses or other significant events by us or our competitors;
•Our ability to grow and maintain a productive sales and marketing organization and distributor network;
•Regulatory approvals and legislative changes affected the products we may offer or those of our competitors;
•The effect of competing technological and market developments;
•Levels of third-party reimbursement for our products;
•Interruption in the manufacturing or distribution of our products;
•Our ability to produce or obtain products of satisfactory quality or in sufficient quantities to meet demand; and
•Changes in our ability to obtain FDA, state and international approval or clearance for our products.
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
Our current and former independent auditors have indicated in their report on our financial statements for the years ended December 31, 2021, December 31, 2020 and December 31, 2019, that there is substantial doubt about our ability to continue as a going concern. See Note 1 of the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.
Further, we are projecting that we will continue to generate significant negative operating cash flows over the next 12 months and beyond. In consideration of these projected negative cash flows, as well as, (i) contingent consideration amounts payable in cash in connection with the Holo Surgical and INN acquisitions; (ii) additional payment obligations we may owe to our suppliers in respect of minimum purchase requirements under our supply contracts; (iii) uncertainties related to potential settlements from ongoing litigation and regulatory investigations; (iv) the unsecured promissory notes in an aggregate principal amount of approximately $10.6 million issued to the sellers in connection with the INN acquisition; and (v) uncertainties related to COVID-19, we have forecasted the need to raise additional capital in order to continue as a going concern. Our operating plan for the next 12-month period also includes continued investments in our product pipeline that will necessitate additional debt and/or equity financing in addition to the funding of future operations through 2022 and beyond. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. Further, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all, and no assurance can be given that future financing will be available or, if available, that it will be on terms that are satisfactory. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If cash resources are insufficient to satisfy our ongoing cash requirements through 2022, we may be required to scale back operations, reduce research and development expenses, and postpone, as well as suspend, capital expenditures, in order to preserve liquidity, or be forced to liquidate the Company, in which case it is likely that investors will lose all or a part of their investment.
We are involved in an ongoing government investigation by the SEC, the results of which may have a material adverse effect on our financial condition and business.
The Audit Committee of our Board of Directors (“Board”), with the assistance of independent legal and forensic accounting advisors, conducted an internal investigation of matters relating to our revenue recognition practices for certain contractual arrangements, primarily with OEM customers, including the accounting treatment, financial reporting and internal controls related to such arrangements (the “Investigation”). The Investigation also examined transactions to understand the practices related to manual journal entries for accrual and reserve accounts. The Investigation was precipitated by an investigation that the SEC is currently conducting of prior period matters relating to our revenue recognition practices (the “SEC Investigation”). We are currently in discussions with the SEC regarding a potential settlement of the SEC Investigation. It is uncertain at this time whether any settlement will be reached or the terms of any such settlement, which could include the payment of significant monetary amounts. If we are unable to reach a settlement with the SEC, or if the terms of such settlement involve significant monetary payments, our business, financial condition, results of operations and prospects, along with our reputation with customers and business partners, could be significantly adversely affected.
In the future, we may become subject to additional litigation or governmental proceedings or investigations that could result in additional unanticipated legal costs regardless of the outcome of the litigation. If we are not successful in any such litigation, we may be required to pay substantial damages or settlement costs. While we maintain insurance coverages that are intended to address certain aspects of such proceedings and any litigation that may arise, such insurance may be insufficient to cover all losses or all types of claims that may arise.
Consolidation in the healthcare industry could lead to demands for price concessions or to the exclusion of some suppliers from certain of our markets, which could have an adverse effect on our business, financial condition, results of operations and prospects.
Numerous initiatives and reforms initiated by legislators, regulators, and third-party payers to curb rising healthcare costs, in addition to other economic factors, have resulted in a consolidation trend in the healthcare industry to create new companies with greater market power, including hospitals. As the healthcare industry consolidates, competition to provide products and services to industry participants has become, and will likely continue to become, more intense. This in turn has resulted, and will likely continue to result in, greater pricing pressures and the exclusion of certain suppliers from various market segments as group purchasing organizations, independent delivery networks, and large single accounts continue to use their market power to consolidate purchasing decisions for some of our existing and prospective customers. We expect the market demand, government regulation, and third-party reimbursement policies, among other potential factors, will continue to change the worldwide healthcare industry, resulting in further business consolidations and alliances among our customers and prospective customers, which may reduce competition among our existing and prospective customers, exert further downward pressure on the prices of our implants and may adversely impact our business, financial condition, results of operations and prospects.
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
The secure processing, storage, maintenance, and transmission of this critical information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers, viruses, breaches, or interruptions due to employee error or malfeasance, terrorist attacks, hurricanes, fire, flood, other natural disasters, power loss, computer systems failure, data network failure, internet failure, or lapses in compliance with privacy and security mandates. Any such virus, breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost, or stolen. We have measures in place that are designed to detect and respond to such security incidents and breaches of privacy and security mandates, but these measures may not adequately protect us from any risks. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, government enforcement actions and regulatory penalties. Unauthorized access, loss or dissemination could also interrupt our operations, including our ability to receive and ship orders from customers, bill our customers, provide customer support services, conduct research and development activities, process and prepare company financial information, manage various general and administrative aspects of our business, and damage our reputation, any of which could adversely affect our business.

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
Global supply chains have been disrupted, as a result of the COVID-19 pandemic and other factors. Accordingly, the availability of raw materials and components used in the manufacture of our products may be adversely impacted. Additionally, even when we and our suppliers are able to source such materials and components, they may cost more and may only be available on a delayed basis. Higher materials and component costs could adversely affect our margins if we are unable to pass such costs along to customers in the form of price increases. Delays in receipt of materials and components could also interrupt our production and cause us to go into back order on certain of our products, further exacerbating the effect of the global supply chain disruption.
If we, our suppliers, or parties who manufacture our products fail to maintain the high quality standards that implants require, if we are unable to procure processing capacity as required, or if the parties who manufacture our products experience disruptions in their ability to procure materials to manufacture our products, our commercial opportunity will be reduced or eliminated.

Implants require careful calibration and precise, high-quality processing and manufacturing, and we rely on a small number of suppliers for the manufacturing of our implants. Achieving precision and quality control requires skill and diligence by our suppliers. If we or our suppliers fail to achieve and maintain these high standards, or fail to avoid processing and manufacturing errors, we could be forced to recall, withdraw, or suspend distribution of our implants; our implants and technologies could fail quality assurance and performance tests; production and deliveries of our implants could be delayed or cancelled, and our processing and manufacturing costs could increase. For example, our former OEM Businesses notified us that they are issuing a voluntary recall of their Cervalign® ACP System, for which we are a distributor, and is in the process of conducting an internal quality review of the system’s locking mechanism. In connection with the voluntary recall, we are asking our customers and distributors to return any inventory of the Cervalign® ACP System they have in their possession. We incurred a charge of approximately $2.2 million in the fourth quarter of 2020 as a result of our write-off of Cervalign® ACP System inventory. The design has been modified, manufacturing has produced quality replacements, and commercialization resumed in a controlled manner in September 2021.
Although we are not aware of any injuries caused by the defect in this product, there can be no assurance that we will not receive claims with respect to any such injuries in the future for which we may have liability and which could have a material adverse effect on our business, financial condition, results of operations and prospects. In general, the reporting of product defects or voluntary recalls to the FDA or analogous regulatory bodies outside the United States, including the Cervalign® ACP System recall, which was reported to the FDA on January 22, 2021, could result in manufacturing audits, inspections and broader recalls or other disruptions to our and/or our suppliers’ businesses. This and future recalls, whether voluntary or required, could result in significant costs to us and significant adverse publicity, which could harm our ability to market our products in the future.
In addition, since we rely on a small number of parties to manufacture our products, any interruption or cancellation in a limited or sole sourced component or raw material for such parties could materially harm their ability to manufacture our products until a new source of supply, if any, could be found, which would have an adverse effect on our business, financial condition, and results of operations. Additionally, a change in parties who manufacture our products will require qualification of the new party to ensure they comply with our quality standards. Delays in qualifying a new party could have an adverse effect on our business, financial condition, results of operations and prospects.
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
Many of our competitors have much greater financial, technical, research, marketing, distribution, service, and other resources than we do. Moreover, our competitors may offer a broader array of medical devices, surgical instruments and technologies and have greater name recognition in the marketplace. Our competitors also include several development-stage companies, that may develop or market technologies that are more effective or commercially attractive than our technologies, or that may render our technologies obsolete.
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
Our former OEM Businesses will continue to manufacture certain metal, synthetic and tissue-based implants and associated instrumentation and process certain sterilized allograft implants for us pursuant to distribution agreements with Ardi Bidco Ltd. and certain of its affiliates. During portions of the term of such distribution agreements, the OEM Businesses will also provide certain supply chain services (including warehousing and drop-shipment services) and design and development services to us. The distribution agreements have an initial term of five years with a possibility of renewal. Our former OEM Businesses in the past have experienced and continue to experience delays, as a result of employee turnover or otherwise, which have and may in the future cause us to experience delays in receiving supplies under the distribution agreements. Any disruption in supply or a significant change in our relationship with the OEM Businesses could have a material adverse impact on our business, financial condition, and results of operations. While we believe that there are alternate sources of supply that can satisfy our commercial requirements, we cannot be certain that identifying and establishing relationships with such sources, if necessary, would not result in significant delay or material additional costs.
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
We were recently involved in stockholder class action and derivative litigation, as well as intellectual property litigation, and may in the future become involved in other class actions, derivative actions, private actions, collective actions, investigations, and various other legal proceedings by stockholders, customers, employees, suppliers, competitors, government agencies, or others. The results of any such litigation, investigations, and other legal proceedings are inherently unpredictable and expensive. Although some of the costs and expenses of such claims may be covered by insurance, any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time, and divert significant resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition, results of operations and prospects.
We are dependent on our key management and technical personnel for continued success.
Our senior management team is concentrated in a small number of key members, and our future success depends to a meaningful extent on the services of our executive officers and other key team members, including members of our scientific staff. Generally, our executive officers and employees can terminate their employment relationship at any time. The loss of any directors or key employees or our inability to attract or retain other qualified personnel could materially harm our business, financial condition, results of operations and prospects.
Competition for qualified leadership and scientific personnel in our industry is intense, and we compete for leadership and scientific personnel with other companies that have greater financial and other resources than we do. Our future success will depend in large part on our ability to attract, retain and motivate highly qualified leadership and scientific personnel, and there can be no assurance that we are able to do so. Any difficulty in hiring or retaining needed personnel, or increased costs related thereto, could have a material adverse effect on our business, financial condition, results of operations and prospects.
We are dependent on the services of our Chief Medical Officer, Kris Siemionow, for the Company’s growth strategy in digital health to further the Company’s growth strategy in digital surgery. The Company acquired Holo Surgical and equity interests in INN from entities directly or indirectly owned by Mr. Siemionow and/or Paul Lewicki, a director of the Company, pursuant to which we made covenants to Mr. Siemionow and Mr. Lewicki. For example, (i) we may be required to pay contingent consideration to Mr. Siemionow and Mr. Lewicki as a result of achievement of certain milestones under the Holo Surgical purchase agreement; (ii) we may be required to pay consideration to entities wholly owned by Mr. Siemionow and Mr. Lewicki in satisfaction of the contingent obligation to purchase additional equity interests in INN as a result of achievement of certain milestones under the INN purchase agreement; (iii) we are required to maintain a research and development team in Poland until October 23, 2023 subject to the terms and conditions as set forth in the Holo Surgical purchase agreement; and (iv) we cannot materially decrease the number of employees and independent contractors providing services to INN and cannot otherwise materially reduce support for INN’s product development, approval, marketing and sales, as further described in the INN purchase agreement.
Any acquisitions, strategic investments, divestures, mergers, or joint ventures we make may require the issuance of a significant amount of equity or debt securities and may not be scientifically or commercially successful.
As part of our business strategy, we may make acquisitions to obtain additional businesses, product and/or process technologies, capabilities, and personnel. If we make one or more significant acquisitions in which the consideration includes securities, we may be required to issue a substantial amount of equity, debt, warrants, convertible instruments, or other similar securities. Such an issuance could dilute your investment in our Common Stock or increase our interest expense and other expenses. In addition, we may be required to amend our certificate of incorporation to increase our authorized capital stock in order to fully satisfy all such contingent consideration share payments, to the extent they become payable. Any such charter amendment would permit us to issue additional shares for future acquisitions or other purposes, which may lead to further dilution of your investment in our Common Stock.
Our long-term strategy may include identifying and acquiring, investing in, or merging with suitable candidates on acceptable terms, divesting of certain business lines or activities, or entering into joint ventures. In particular, over time we may acquire, make investments in, or merge with providers of product offerings that complement our business or may terminate such activities. Mergers, acquisitions, and divestitures include a number of risks and present financial, managerial, and operational challenges, including but not limited to:

•Failure to derive the expected benefits of the acquisitions;
•Difficulty and expense of integrating the operations, technology and personnel of an acquired business;
•Our inability to retain the management, key personnel and other employees of an acquired business;
•Our inability to maintain relationships with customers and key third parties, such as alliance partners;
•Exposure to legal claims for activities of an acquired business prior to the acquisition;
•The potential need to implement financial and other systems and add management resources;
•The potential for internal control deficiencies in the internal controls of acquired operations;
•Potential inexperience in a business area that is either new to us or more significant to us than prior to an acquisition;
•The diversion of our management’s attention from our core business;
•The potential impairment of goodwill and write-off of in-process research and development costs, adversely affecting our reported results of operations; and
•Increased costs to integrate or, in the case of a divestiture or joint venture, separate the technology, personnel, customer base and business practices of the acquired or divested business or assets.

Any one of these risks could prevent an acquisition, strategic investment, divesture, merger or joint venture from being scientifically or commercially successful, which could have a material impact on our results of operations, and financial condition.
We may fail to realize the potential benefits of our Holo Surgical Acquisition and our acquisition of equity interests in INN, which could negatively affect our business, financial condition, results of operations and prospects.
We completed our acquisition of Holo Surgical in October 2020. Holo Surgical is in the process of developing an AI-based digital surgery platform designed to enable digital spine surgery. Additionally, we recently completed an acquisition of 42% of the equity interests in INN in December 2021. INN is in the process of developing proprietary AI technology for autonomously segmenting and identifying neural structures in medical images. As a result, the Holo Surgical and INN acquisitions provide us with an entry into the digital surgical products market, a business line in which we have not previously engaged, which may be challenging to integrate with our core product lines and more difficult to develop and manage than we anticipated.
We cannot provide assurance that these acquisitions will result in long-term benefits to us or our stockholders, or that we will be able to effectively integrate and manage the Holo Surgical and INN businesses. Our ability to successfully integrate, and realize the potential benefits of, our acquisition of Holo Surgical and INN is subject to a number of uncertainties and risks, including:

•Holo Surgical and INN are pre-revenue, development stage companies with no commercial operations;
•Holo Surgical’s and INN’s potential future profitability is dependent upon the successful development and successful commercial introduction and acceptance of their offerings, which may not occur in the timeframe we expect or at all;

•Our ability to obtain the requisite regulatory approvals from the FDA, the European Commission or other foreign regulatory authorities for Holo Surgical’s and INN’s offerings for us to begin marketing or selling such offerings, or any material delays in receiving such regulatory approvals;
•Complying with regulatory requirements applicable to the Holo Surgical and INN businesses and their offerings that we were not previously subject to;
•Difficulties in educating the market on, and obtaining market acceptance of, the offerings of Holo and INN, which we believe involve new technology that has not been used previously by the market and must compete with more established treatments currently accepted as the standards of care;
•Potential future challenges to, or third-party claims in respect of, our intellectual property rights underlying Holo Surgical and INN;
•Difficulties assimilating and retaining key personnel of the Holo Surgical and INN businesses, including any personnel directly involved in the development of Holo Surgical and INN’s offerings;
•Difficulties in combining or integrating Holo Surgical’s or INN’s business into the Company’s existing business, with such integration becoming more costly or time consuming than we originally anticipated;
•Discovery of liabilities of Holo Surgical and INN that are broader in scope and magnitude or are more difficult to manage than originally anticipated or were not previously identified; and
•Inability or failure to successfully integrate financial reporting and information technology systems.
If we are not able to successfully integrate, develop and manage Holo Surgical and INN and their operations, or if we experience delays or other challenges with executing our strategy for Holo Surgical and INN’s offerings or combining the businesses, the anticipated benefits of the acquisitions may not be realized fully or at all or may take longer to realize than expected and our business, financial condition, results of operations and prospects may be negatively impacted. In addition, the integration processes could result in higher-than-expected costs, diversion of management attention and disruption of either company’s ongoing businesses, any of which may adversely affect our business, financial condition, results of operations and prospects.
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
Moreover, governmental authorities outside the United States have become increasingly stringent in their regulation of medical devices, and our products may become subject to more rigorous regulation by non-U.S. governmental authorities in the future. U.S. or non-U.S. government regulations may be imposed in the future that may have a material adverse effect on our business, financial condition, and results of operations.
If we fail to obtain, or experience significant delays in obtaining, FDA clearances or approvals for our future products or modifications to our products, our ability to commercially distribute and market our products could suffer.
Our products are subject to extensive regulation by the FDA and numerous other federal, state, and foreign governmental authorities. In particular, the FDA permits commercial distribution of most new medical devices only after the devices have received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act (“510(k)”) or are the subject of an approved premarket approval application (“PMA”). The process of obtaining FDA clearance and approvals to develop and market a medical device can be costly, time-consuming, and subject to the risk that such clearances or approvals will not be granted on a timely basis, if at all.
Most of our hardware and biologic products, as well as products under development by Holo and INN fall into an FDA classification that requires the submission of a 510(k) application. This process requires us to demonstrate that the device to be marketed is at least as safe and effective as a legally marketed device. We must submit information that supports our substantial equivalency claims, and before we can market the new device, we must receive an order from the FDA finding substantial equivalence and clearing the new device for commercial distribution in the United States.
The 510(k) process generally takes three to nine months, but can take significantly longer, especially if the FDA requires a clinical trial to support the 510(k) application. Currently, we do not know whether the FDA will require clinical data in support of any 510(k) applications that we intend to submit for other products in our pipeline. In addition, the FDA continues to re-examine its 510(k) clearance process for medical devices and published several draft guidance documents that could change that process. Any changes that make the process more restrictive could increase the time it takes for us to obtain clearances or could make the 510(k) process unavailable for certain of our products.
A PMA must be submitted to the FDA if the device cannot be cleared through the 510(k) process or is not exempt from premarket review by the FDA. A PMA must be supported by extensive data, including results of preclinical studies and clinical trials, manufacturing and control data and proposed labeling, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device for its intended use. The PMA process is more costly and uncertain than the 510(k) clearance process, and generally takes between one and three years, if not longer. The FDA can delay, limit, or deny clearance or approval of a device for many reasons, including:

•Our inability to demonstrate to the satisfaction of the FDA or the applicable regulatory entity or notified body that our products are safe or effective for their intended uses;
•The disagreement of the FDA or the applicable foreign regulatory body with the design or implementation of our clinical trials or the interpretation of data from pre-clinical studies or clinical trials;
•Serious and unexpected adverse device effects experienced by participants in our clinical trials;
•The data from our pre-clinical studies and clinical trials may be insufficient to support clearance or approval, where required;
•Our inability to demonstrate that the clinical and other benefits of the device outweigh the risks; or the manufacturing process or facilities we use may not meet applicable requirements. Delays in obtaining regulatory clearances and approvals may:
•Delay or prevent commercialization of products we develop;
•Require us to perform costly tests or studies;
•Diminish any competitive advantages that we might otherwise have obtained; and
•Reduce our ability to collect revenue.
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
The ability to obtain a 510(k) clearance is generally based on the FDA’s agreement that a new product is substantially equivalent to certain already marketed products. Because most 510(k)-cleared products were not the subject of pre-market clinical trials, spine surgeons may be slow to adopt our 510(k)-cleared products, we may not have the comparative data that our competitors have or are generating, and we may be subject to greater regulatory and product liability risks. With the passage of the American Recovery and Reinvestment Act of 2009, funds have been appropriated for the U.S. Department of Health and Human Services’ Healthcare Research and Quality to conduct comparative effectiveness research to determine the effectiveness of different drugs, medical devices, and procedures in treating certain conditions and diseases. Some of our products or procedures performed with our products could become the subject of such research. It is unknown what effect, if any, this research may have on our business. Further, future research or experience may indicate that treatment with our products does not improve patient outcomes or improves patient outcomes less than we initially expected. Such results would reduce demand for our products, and this could cause us to withdraw our products from the market. Moreover, if future research or experience indicate that our products cause unexpected or serious complications or other unforeseen negative effects, we could be subject to significant legal liability, significant negative publicity, damage to our reputation and a dramatic reduction in sales of our products, all of which would have a material adverse effect on our business, financial condition, results of operations and prospects.
Our business is subject to complex and evolving U.S. and international laws and regulation regarding privacy and data protection. Many of these laws and regulations are subject to change and uncertain interpretation and could result in claims, changes to our business practices, penalties, increased cost of operations, or otherwise harm our business.
Regulatory authorities around the world have enacted laws and regulations or are considering a number of legislative and regulatory proposals, concerning data protection. The interpretation and application of consumer and data protection laws in the United States, European Union (the “EU”) and elsewhere are often uncertain and subject to change. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our data practices. Failure to comply with any of these laws and regulations could result in enforcement action against us, including fines, public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, results of operations, and financial condition.
Recent legal developments in Europe have created compliance uncertainty regarding certain transfers of personal data from Europe to the United States. For example, the General Data Protection Regulation (EU 2016/679) (“GDPR”), which became effective in the European Union (the “EU”) on May 25, 2018, applies to our activities conducted from an establishment in the EU or related to products and services that we offer to EU customers. The GDPR created a range of new compliance obligations, which could cause us to change our business practices, and will significantly increase financial penalties for noncompliance. In addition, the European Commission in July 2016 and the Swiss Government in January 2017 approved the EU-U.S. and the Swiss-U.S. Privacy Shield frameworks, respectively, which are designed to allow U.S. companies that self-certify to the U.S. Department of Commerce and publicly commit to comply with the Privacy Shield requirements to freely import personal data from the EU and Switzerland. However, these frameworks face a number of legal challenges, and their validity remains subject to legal, regulatory and political developments in both the EU and the United States. For example, on July 16, 2020, the Court of Justice of the EU invalidated the EU-US Privacy Shield Framework. This has resulted in some uncertainty, and compliance obligations could cause us to incur costs or require us to change our business practices in a manner adverse to our business.
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
We are subject to federal, state, and foreign laws and regulations, including fraud and abuse laws, as well as anti-bribery laws, and could face substantial penalties if we fail to fully comply with such regulations and laws.
Our relationship with foreign and domestic government entities and healthcare professionals, such as physicians, hospitals, and those to whom and through whom we may market our implants and technologies, are subject to scrutiny under various federal, state, and territorial laws in the United States and other jurisdictions in which we conduct business. These include, for example, anti-kickback laws, physician self-referral laws, false claims laws, criminal health care fraud laws, and anti-bribery laws (e.g., the United States Foreign Corrupt Practices Act and the United Kingdom Bribery Act of 2010). Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the United States, exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration health programs. These laws are administered by, among others, the Department of Justice, the Office of Inspector General of the Department of Health and Human Services, state attorneys general, and their respective counterparts in the applicable foreign jurisdictions in which we conduct business. Many of these agencies have increased their enforcement activities with respect to medical device manufacturers in recent years.
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
The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Because patent applications remain secret until published (typically 18 months after first filing) and the publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that our patent application was the first application filed disclosing or potentially covering a particular invention. If another party’s rights to an invention are superior to ours, we may not be able to obtain a license to use that party’s invention on commercially reasonable terms, if at all. In addition, our competitors, many of which have greater resources than us, could obtain patents that will prevent, limit, or interfere with our ability to make use of our inventions either in the United States or in international markets. Further, the laws of some foreign countries do not always protect our intellectual property rights to the same extent as the laws of the United States. Litigation or regulatory proceedings in the United States or foreign countries also may be necessary to defend and enforce our patent or other intellectual property rights or to determine the scope and validity of the proprietary rights of our competitors. These proceedings may prove unsuccessful and result in our patents being found invalid or unenforceable, in whole or in part, and may also be costly, result in development delays, and divert the attention of our management. Any of the foregoing could have a material adverse effect on our results of operations and financial position.
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
Our success depends in part on our ability to operate without infringing on, misappropriating, or otherwise violating the intellectual property and proprietary rights of others, and if we are unable to do so we may be liable for damages.
We cannot be certain that U.S. or foreign patents or patent applications of other companies do not exist or will not be issued that would prevent us from commercializing our medical devices, surgical instruments, and other technologies. Third parties have sued us, and in the future may sue us, for infringing, misappropriating or otherwise violating their patent or other intellectual property rights, regardless of the merit of such claims. Intellectual property litigation is costly. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. If we do not prevail in litigation, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent or other intellectual property right. We could also be required to cease the infringing activity or obtain a license requiring us to make royalty and other payments. It is possible that a required license may not be available to us on commercially acceptable terms, if at all. In addition, a required license may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us, and it could require us to make substantial licensing, royalty, and other payments. If we fail to obtain a required license or are unable to design around another company’s patent, we may be unable to make use of some of the affected technologies or distribute the affected surgical implants, which would reduce our revenues.
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
Risks Related to Our Common Stock
We received a written notice from Nasdaq that we have failed to comply with certain listing requirements of the Nasdaq Stock Market, which could result in our Common Stock being delisted from the Nasdaq Stock Market.
On December 23, 2021, we received a deficiency letter from the Nasdaq Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying the Company that, for the last 30 consecutive business days, the closing bid price for our Common Stock has been below the minimum $1.00 per share required for continued listing on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been given 180 calendar days, or until June 21, 2022, to regain compliance with the Minimum Bid Price Requirement. If at any time before June 21, 2022, the bid price of our Common Stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff will provide written confirmation that the Company has achieved compliance. If the Company does not regain compliance with the Minimum Bid Price Requirement by June 21, 2022, the Company may be afforded a second 180 calendar day period to regain compliance. To qualify, the Company would be required to transfer to The Nasdaq Capital Market and meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, except for the Minimum Bid Price Requirement. In addition, the Company would be required to notify Nasdaq of its intent to cure the deficiency during the second compliance period. If the Company does not regain compliance with the Minimum Bid Price Requirement by the end of the compliance period (or the second compliance period, if applicable), our Common Stock will become subject to delisting.
We intend to monitor the closing bid price of our Common Stock and will likely be required to seek approval from our stockholders to affect a reverse stock split of the issued and outstanding shares of our Common Stock. However, there can be no assurance that the reverse stock split would be approved by our stockholders. Further, there can be no assurance that the market price per new share of our Common Stock after the reverse stock split will remain unchanged or increase in proportion to the reduction in the number of old shares of our Common Stock outstanding before the reverse stock split. Even if the reverse stock split is approved by our stockholders, there can be no assurance that the Company will be able to regain compliance with the Minimum Bid Price Requirement or will otherwise be in compliance with other Nasdaq Listing Rules.
If we are delisted from Nasdaq, our Common Stock may be eligible for trading on an over-the-counter market. If we are not able to obtain a listing on another stock exchange or quotation service for our Common Stock, it may be extremely difficult or impossible for stockholders to sell their shares of Common Stock. Moreover, if we are delisted from Nasdaq, but obtain a substitute listing for our Common Stock, it will likely be on a market with less liquidity, and therefore experience potentially more price volatility than experienced on Nasdaq. Stockholders may not be able to sell their shares of Common Stock on any such substitute market in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if our Common Stock is delisted from Nasdaq, the value and liquidity of our Common Stock, Warrants and Pre-Funded Warrants would likely be significantly adversely affected. A delisting of our Common Stock from Nasdaq could also adversely affect our ability to obtain financing for our operations and/or result in a loss of confidence by investors, employees and/or business partners.

If we implement a reverse stock split, liquidity of our Common Stock, Warrants, Pre-Funded Warrants and
Underwriter Warrants may be adversely affected.
We will likely be required to seek approval from our stockholders to affect a reverse stock split of the issued and outstanding shares of our Common Stock in order to regain compliance with the Nasdaq Minimum Bid Requirement. However, there can be no assurance that the reverse stock split would be approved by our stockholders. Further, there can be no assurance that the market price per new share of our Common Stock after the reverse stock split will remain unchanged or increase in proportion to the reduction in the number of old shares of our Common Stock outstanding before the reverse stock split. The liquidity of the shares of our Common Stock, Warrants, Pre-Funded Warrants and Underwriter Warrants may be affected adversely by any reverse stock split given the reduced number of shares of our Common Stock that will be outstanding following the reverse stock split, especially if the market price of our Common Stock does not increase as a result of the reverse stock split.
Following any reverse stock split, the resulting market price of our Common Stock may not attract new investors and may not satisfy the investing requirements of those investors. Although we believe that a higher market price of our Common Stock may help generate greater or broader investor interest, there can be no assurance that the reverse stock split will result in a share price that will attract new investors, including institutional investors. In addition, there can be no assurance that the market price of our Common Stock will satisfy the investing requirements of those investors. As a result, the trading liquidity of our Common Stock may not necessarily improve.
Our stock price has been, and could continue to be, volatile.
There has been significant volatility in the market price and trading volume of equity securities, which may be unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations could negatively affect the market price of our stock. The market price and volume of our common stock could fluctuate, and in the past has fluctuated, more than the stock market in general. During the 12 months ended January 31, 2022, the market price of our common stock has ranged from a high of $3.27 per share to a low of $0.62 per share. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock.
The future issuance or sale of shares of our common stock, or the perception that such issuances or sales could occur, may negatively impact our stock price and you may experience significant dilution, as a result of future issuances of our securities.
The sale or availability for sale of substantial amounts of our common stock, or the perception that such sales could occur, could adversely impact its price. Our amended and restated articles of incorporation authorize us to issue 300,000,000 shares of our common stock. As of December 31, 2021, there were 146,640,069 shares of our common stock outstanding. Accordingly, a substantial number of shares of our common stock are outstanding and available for sale in the market. In addition, we may be obligated to issue additional shares of our common stock upon the exercise of outstanding options, in connection with employee benefit plans (including any equity incentive plans) and in connection with contingent payments under acquisition agreements to which we are a party.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could discourage, delay, or prevent a change of control of our company or changes in management that our stockholders might deem advantageous, including transactions in which stockholders might otherwise receive a premium for their shares. As a result of these provisions, the price investors may be willing to pay for shares of our common stock may be limited. Moreover, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions include the ability of our Board to issue and set the terms of preferred stock, an absence of cumulative voting rights, advance notice procedures and the ability of our Board to amend our amended and restated bylaws without obtaining stockholder approval.
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
Item 1B. UNRESOLVED STAFF COMMENTS.
None.
Item 2.    PROPERTIES.
The Company leases property in the following domestic and international locations which we believe provide sufficient space and facilities to meet our current and foreseeable future needs.
United States
The Company is headquartered in Deerfield, Illinois, in a leased space of 7,058 square feet for general and administrative functions.

In San Diego, California we lease two locations totaling 18,256 square feet for our innovation and design functions and other corporate functions.
International
Germany
In Wurmlingen, Germany we lease 13,000 square feet for marketing, distribution, product development and general and administrative functions.

Poland
In Warsaw, Poland we lease 2,000 square feet for research and development, product development and general and administrative functions. In Poznan, Poland we lease 300 square feet for product development, test, research, and development functions.

Item 3.    LEGAL PROCEEDINGS.
The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. The Company believes that none of the claims that were outstanding as of December 31, 2021, will have a material adverse impact on its financial position or results of operations. Please see Note 24, Legal Actions and Note 25, Regulatory Actions, to the consolidated financial statements contained in Part II, Item 8 of this Form 10-K for additional information regarding certain legal proceedings.
SEC and Related Audit Committee Investigation
As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020, the Audit Committee of the Board, with the assistance of independent legal and forensic accounting advisors, conducted an internal investigation of matters relating to the Company’s revenue recognition practices for certain contractual arrangements, primarily with OEM customers, including the accounting treatment, financial reporting and internal controls related to such arrangements (the “Investigation”). The Investigation also examined transactions to understand the practices related to manual journal entries for accrual and reserve accounts. The Investigation was precipitated by an investigation by the SEC initially related to the periods 2014 through 2016 (the “SEC Investigation”). The SEC Investigation is ongoing, and the Company is cooperating with the SEC. We are in discussions with the Staff regarding a potential settlement of the SEC Investigation.
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
The Company’s Investigation resulted in stockholder litigation. A class action complaint was filed by Patricia Lowry, a purported shareholder of the Company, against the Company, and certain current and former officers of the Company, in the United States District Court for the Northern District of Illinois on March 23, 2020, asserting claims under Sections 10(b) and 20(a) the Securities Exchange Act of 1934 (the “Exchange Act”) and demanding a jury trial (“Lowry Action”). The court appointed a different shareholder as Lead Plaintiff, and she filed an amended complaint on August 31, 2020. On October 15, 2020, the Company and the other-named defendants moved to dismiss the amended complaint and those motions are now ripe for review.
Three derivative lawsuits were also filed on behalf of the Company, naming it as a nominal defendant, and demanding a jury trial. On June 5, 2020, David Summers filed a shareholder derivative lawsuit (“Summers Action”) against certain current and former directors and officers of the Company (as well as the Company as a nominal defendant), in the United States District Court for the Northern District of Illinois (the "Court") asserting statutory claims under Sections 10(b), 14(a) and 20(a) of the Exchange Act, as well as common law claims for breach of fiduciary duty, unjust enrichment and corporate waste. Thereafter, two similar shareholder derivative lawsuits asserting many of the same claims were filed in the same court against the same current and former directors and officers of the Company (as well as the Company as a nominal defendant). The three derivative lawsuits were consolidated into the first-filed Summers Action, and on September 6, 2020, the Court entered an order staying the Summers Action pending resolution of the motions to dismiss in the Lowry Action.
In June 2021, the parties to the Lowry Action conducted a mediation session, after which negotiations among the parties continued into July. On July 27, 2021, a binding term sheet settling the Lowry Action was entered into whereby the defendants agreed to pay $10.5 million (inclusive of attorneys’ fees and administrative costs) in exchange for the dismissal with prejudice of all claims against the defendants in connection with the Lowry Action. In September 2021, the Court separately granted preliminary approval of the proposed settlements (the “Settlements”) of the Lowry Action and the Summers Action. On January 24, 2022, the Court granted final approval of the settlement of the Summers Action. On January 26, 2022, the Court granted final approval of the settlement of the Lowry Action. As part of the Settlements, the Court awarded attorney’s fees and expenses to plaintiffs’ counsel in the Summers Action, which was paid by the Company’s insurers. These matters are now fully resolved.

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
As of March 11, 2022, we had 306 stockholders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.” The closing sale price of our common stock on March 11, 2022, was $0.32 per share.
The following table presents information with respect to our repurchases of our common stock during the year ended December 31, 2021.

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2021 to January 31, 2021	7,294	$2.19	—	—
February 1, 2021 to February 28, 2021	39,589	$2.51	—	—
March 1, 2021 to March 31, 2021	—	$—	—	—
April 1, 2021 to April 30, 2021	9,796	$2.05	—	—
May 1, 2021 to May 31, 2021	—	$—	—	—
June 1, 2021 to June 30, 2021	717	$1.39	—	—
July 1, 2021 to July 31, 2021	6,528	$1.27	—	—
August 1, 2021 to August 31, 2021	923	$1.09	—	—
September 1, 2021 to September 30, 2021	11,143	$1.43	—	—
October 1, 2021 to October 31, 2021	23,763	$1.03	—	—
November 1, 2021 to November 30, 2021	788	$1.11	—	—
December 1, 2021 to December 31, 2021	8,477	$0.72	—	—
Total	109,018	$1.91	—	—
(1) The purchases reflect amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards, their tax with holdings obligations.
Stock Performance Graph
The SEC requires us to present a chart comparing the cumulative total stockholder return on our common stock with the cumulative total stockholder return of: (1) a broad equity market index; and (2) a published industry or line-of-business index. We selected the Standard & Poor’s 500 Health Care Equipment Index based on our good faith determination that this index fairly represents the companies which compete in the same industry or line-of-business as we do. The chart below compares our common stock with the Nasdaq Composite Index and the Standard & Poor’s 500 Health Care Equipment Index and assumes an investment of $100.00 on December 31, 2016, in each of the common stock, the stocks comprising the Nasdaq Composite Index and the stocks comprising the Standard & Poor’s 500 Health Care Equipment Index.

5-YEAR CUMULATIVE TOTAL RETURNS
Surgalign Holdings, Inc.
NASDAQ Composite
S&P 500 Health Care Equipment Index
$340
$320
$300
$280
$260
$240
$220
$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
2016
2017
2018
2019
2020
2021

Total Return Analysis	2017	2018	2019	2020	2021
Surgalign Holdings, Inc.	$126.15	$113.85	$84.31	$67.38	$22.04
NASDAQ Composite	$129.64	$125.96	$172.18	$249.51	$304.85
S&P 500 Health Care Equipment Index	$130.90	$152.15	$196.77	$231.46	$276.26
Item 6.    SELECTED FINANCIAL DATA.
Not applicable.

Item 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
You should read the following discussion of our financial condition and results of operations together with those financial statements and the notes to those statements included elsewhere in this filing. This discussion contains forward-looking statements based on our current expectations, assumptions, estimates and projections about us and our industry. Our actual results could differ materially from those anticipated in these forward-looking statements. We undertake no obligation to update publicly any forward-looking statements for any reason, even if new information becomes available or other events occur in the future.
Management Overview:
We are a global medical technology company focused on elevating the standard of care by driving the evolution of digital surgery. We have a broad portfolio of spinal hardware implants, including solutions for fusion procedures in the lumbar, thoracic, and cervical spine, motion preservation solutions for the lumbar spine, and a minimally invasive surgical implant system for fusion of the sacroiliac joint. We also have a biomaterials portfolio of advanced and traditional orthobiologics. In addition to our spinal hardware and biomaterials portfolios, on January 14, 2022, we received FDA 510(k) clearance for HOLO Portal™, a surgical guidance system utilizing AR and AI to intraoperatively assist spine surgery. HOLO Portal™ technology combines image-based guidance with AR, automated spine segmentation, and automated surgical planning utilizing proprietary AI software. Intraoperative 3D digital imaging is autonomously processed by the system to create a patient-specific plan that is presented to the surgeon using an AR display. We are developing additional applications utilizing HOLO™ AI technology for use in multiple clinical specialties across the continuum of patient care. We believe HOLO™ AI, our portfolio of neural network technologies, is one of the most advanced artificial intelligence technologies being applied to surgery.
Patented HOLO Portal™ software includes several convolutional neural networks to segment and group patient anatomy based on intraoperative CT scans. This results in a patient-specific 3D model that is automatically labeled with anatomic structures for use during surgery.
HOLO Portal™ software suggests screw trajectories and measures pedicle sizes from the patient-specific 3D model. The system then suggests the appropriate screw size based on a surgeon-defined pedicle fill ratio. The resulting surgical plan is designed to maximize construct stability and eliminate time spent manually planning trajectories and measuring screw sizes.
Once the segmentation and screw plan is generated, HOLO Portal™ software displays the surgical plan intraoperatively through the interactive AR display and provides a 3D guidance overlay on the patient’s anatomy. 3D trajectory and targeting are superimposed on surgical instruments in real time within the surgical field. This innovative design may reduce the surgeon’s cognitive load by providing intuitive guidance that allows the surgeon to keep focus on the surgical field. We believe that HOLO Portal™ technology may help surgeons achieve better surgical outcomes, reduce complications, and improve patient satisfaction.
Our hardware product portfolio of spinal implants and biomaterials products address an estimated $13.6 billion global spine market. We estimate that our current portfolio addresses nearly 87% of all surgeries utilizing spinal hardware implants and approximately 70% of the biomaterials used in spine-related uses. Our portfolio of spinal hardware implants consists of a broad line of solutions for spinal fusion in minimally invasive surgery (“MIS”), deformity, and degenerative procedures; motion preservation solutions indicated for use in one or two-level disease; and an implant system designed to relieve sacroiliac joint pain. Our biomaterials products consist of a broad range of advanced and traditional bone graft substitutes that are designed to improve bone fusion rates following spinal surgery.
We offer a portfolio of products for thoracolumbar procedures, including: the Streamline® TL Spinal Fixation system, for degenerative and complex spine procedures; and the Streamline® MIS Spinal Fixation System, a broad range of implants and instruments used via a percutaneous or mini-open approach. We offer a complementary line of interbody fusion devices, Fortilink®-TS, Fortilink®-L, and Fortilink®-A, in our TETRAfuse® 3D technology, which is 3D printed with nano-rough features that have been shown to allow more bone cells to attach to more of the implant, increasing the potential for fusion. We offer a portfolio of products for cervical procedures, including: the CervAlign® ACP System, a comprehensive anterior cervical plate system; the Fortilink®-C IBF System, a cervical interbody fusion device that utilizes TETRAfuse® 3D technology; and the Streamline® OCT System, a broad range of implants used in the occipito-cervico-thoracic posterior spine. Our motion preservation systems are designed to enable restoration of segmental stability, while preserving motion. These systems include: Coflex® Interlaminar Stabilization device, the only FDA PMA-approved implant for the treatment of moderate to severe lumbar spinal stenosis in conjunction with decompression; and HPS® 2.0 Universal Fixation System, a pedicle screw system used for posterior stabilization of the thoracolumbar spine that includes a unique dynamic coupler, shown to preserve motion and reduce the mechanical burden on adjacent segments. Our implant system for fusion of the sacroiliac joint, SImmetry® SI Joint Fusion System, is a minimally invasive surgical implant system that has been clinically demonstrated to produce high rates of sacroiliac joint fusion and statistically significant decreases in opioid use, pain, and disability.
Through a series of distribution agreements, our product portfolio of biomaterials consists of a variety of bone graft substitutes including cellular allografts, demineralized bone matrices (“DBMs”) and synthetic bone growth substitutes that have a balance of osteoinductive and osteoconductive properties to enhance bone fusion rates following spinal surgery. We market ViBone® and ViBone® Moldable, two next-generation viable cellular allograft bone matrix products intended to provide surgeons with improved results for bone repair. ViBone® and ViBone® Moldable are processed using a proprietary method optimized to protect and preserve the health of native bone cells to potentially enhance new bone formation and are designed to perform and handle in a manner similar to an autograft. ViBone® and ViBone® Moldable contain cancellous bone particles as well as demineralized cortical bone particles and fibers, delivering osteoinductive, osteoconductive, and osteogenic properties. Our DBM product offering includes BioSet®, BioReady®, and BioAdapt®, a DBM portfolio consisting of putty, putty with chips, strips, and boat configurations for various surgical applications while providing osteoinductive properties to aid in bone fusion. Our synthetic bone growth substitutes include nanOss® and nanOss® 3D Plus, a family of products that provide osteoconductive nano-structured hydroxyapatite (“HA”) and an engineered extracellular matrix bioscaffold collagen carrier that mimics a natural bone growth solution.
We have aligned our core business principles with a focused business strategy of digital health that we believe will advance and scale our business with the ultimate goal of delivering on our promise to provide better patient outcomes. To support this effort, we have assembled a digital health experienced executive leadership team to execute against our growth strategy, which includes leveraging our digital surgery platform to improve patient outcomes and drive adoption of our spinal hardware implants and biomaterials products, developing and commercializing an increased cadence of innovative spinal hardware implants and biomaterials products, validating our innovative products with clinical evidence, growing our international business, and strategically pursuing acquisition, license, and distribution opportunities.
We currently market and sell our products to hospitals, ambulatory surgery centers, and healthcare providers in the United States and in more than 50 countries worldwide. Our U.S. sales organization consists of area sales directors and regional product specialists who oversee a network of independent spine and orthobiologics distributors who receive commissions for sales that they generate. Our international sales organization is composed of a sales management team that oversees a network of direct sales representatives, independent spine and orthobiologics distributors, and stocking distributors.
Acquisitions
See Note 7 - Business Combinations and Acquisitions
COVID-19
As discussed in more detail above in Part I, Item 1, “Business” of this Form 10-K, the coronavirus ("COVID-19") pandemic has adversely affected our business. The consequences of the outbreak and impact on the economy continue to evolve and the full extent of the impact is uncertain as of the date of this filing. The outbreak has already had, and continues to have, a material adverse effect on our business, operating results and financial condition and has significantly disrupted our operations.
Supplier Quality Issues
The Company has experienced various quality issues in its global supply chain, during the course of 2021. These quality issues include product delays, quality holds, and recalls. Given the Company’s focus on patient safety, this has resulted in the Company devoting significant time and resources to address these issues and prevent similar ones from occurring in the future. While the Company believes that these quality issues have been addressed there is the potential for such issues to arise in the future. These quality issues have adversely affected the Company’s results of operations for the year(s) ended December 31, 2021.

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
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. Our estimates or judgments as of March 15, 2022 may change as new events occur and additional information is obtained. Accordingly, actual results could differ materially from our estimates or judgements made under different assumptions or conditions.
The accounting policies which we believe are “critical,” or require the most use of estimates and judgment, relate to the following items presented in our financial statements: (1) Excess and Obsolete Inventory Valuation; (2) Accounts Receivable Allowances; (3) Long-Lived Assets; (4) Revenue Recognition; (5) Warrant Valuation; (6) Income Taxes; (7) Contingent Consideration Valuation and (8) Non-controlling interest.
Excess and Obsolete Inventory Valuation. Our calculation of the amount of inventory that is excess, obsolete, or will expire prior to sale has two components: 1) a consumption based component that compares historical sales to inventory quantities on hand; and 2) for expiring inventory we assesses the risk related to inventory that is near expiration by analyzing historical expiration trends to project inventory that will expire prior to being sold. Our demand-based consumption model assumes that inventory will be sold on a first-in-first-out basis. Our metal inventory does not expire and can be re-sterilized and sold; however, we assess quantities on hand, historical sales, projected sales, projected consumption, the number of forecasted years, safety stock and those products we have determined to sunset when calculating the estimate.
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
Long-Lived Assets. We periodically review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the net undiscounted cash flows expected to be generated by the asset group. An impairment loss would be recorded for the excess of net carrying value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows or other methods such as orderly liquidation value. The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results. Changes in assumptions or market conditions could result in a change in estimated future cash flows and the likelihood of materially different reported results. Because our forecasted cash flow is negative, long-lived assets, including property and equipment and intangible assets subject to amortization were impaired and written down to their estimated fair values in 2021 and 2020.
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
Warrant Valuation. The Company accounts for its warrants in accordance with ASC 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants did not meet the criteria for equity classification and thus were recorded as liabilities. Since the warrants met the definition of a derivative in accordance with ASC 815, these warrants were measured at fair value at inception and will be remeasured at each reporting date in accordance with ASC 820, “Fair Value Measurement,” with changes in fair value recognized in earnings in the period of change. The Company determined the fair value of its warrants based on the Black Scholes Option Pricing Model.
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
Noncontrolling Interest. The Company's consolidated noncontrolling interest is comprised of INN. The Company evaluated whether noncontrolling interest is subject to redemption features outside of the Company's control. We classified noncontrolling interest that is currently redeemable for cash or probable of being redeemable for cash in the future in the mezzanine section of the consolidated balance sheet. Currently, the noncontrolling interest is not redeemable. It is only redeemable upon the occurrence of FDA approval and therefore will not be remeasured at each reporting period until approval is obtained.
Accounting Standard Update Considerations
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The guidance provides simplifications of the accounting for convertible instruments and reduces the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current U.S. GAAP. The guidance is effective for public business entities for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. The Company adopted ASU 2020-06 and it did not have an impact on the consolidated financial statements.
Off Balance-Sheet Arrangements
As of December 31, 2021, we had no off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

Results of Operations
The following tables set forth, in both dollars and as a percentage of revenues, the results of our operations for the years indicated:

	Year Ended December 31,
	2021		2020		2019
	(Dollars in thousands)
Statement of Operations Data:
Revenues	$90,500	100.0%	$101,749	100.0%	$117,423	100.0%
Costs of goods sold	29,775	32.9	44,002	43.2	32,777	27.9
Gross profit	60,725	67.1	57,747	56.8	84,646	72.1

Operating Expenses:
General and administrative	104,668	115.7	124,424	122.3	135,396	115.3
Research and development	13,888	15.3	11,947	11.7	16,836	14.3
Loss (Gain) on acquisition contingency	(4,587)	(5.1)	4,753	4.7	(76,033)	(64.8)
Asset acquisition expenses	72,087	79.7	94,999	93.4	—	—
Asset impairment and abandonments	12,195	13.5	14,773	14.5	97,341	82.9
Goodwill impairment	—	—	—	—	140,003	119.2
Transaction and integration expenses	3,689	4.1	4,872	4.8	13,999	11.9
Total operating expenses	201,940	223.1	255,768	251.4	327,542	278.8
Other operating income, net	(3,932)	(4.3)	—	—	—	—
Operating loss	(137,283)	(151.7)	(198,021)	(194.6)	(242,896)	(206.7)

Other (income) expense - net:
Other (income) expense - net	(202)	(0.2)	(61)	0.1	(161)	0.1
Foreign exchange loss (gain)	1,447	1.6	(279)	0.3	122	(0.1)
Change in fair value of warrant liability	(14,736)	(16.3)	—	—	—	—
Total other (income) expense - net	(13,491)	(14.9)	(340)	0.4	(39)	—
Loss before income tax (benefit) provision	(123,792)	(136.8)	(197,681)	(194.3)	(242,857)	(206.8)
Income tax (benefit) provision	(886)	(1.0)	(3,486)	3.4	5,921	(5.0)
Net loss from continuing operations	(122,906)	(135.8)	(194,195)	(190.9)	(248,778)	(211.9)
Discontinued operations
Income from operations of discontinued operations	(6,316)	(7.0)	179,934	176.8	48,452	41.3
Income tax provision (benefit) provision	(2,674)	(3.0)	19,522	(19.2)	11,316	(9.6)
Net income from discontinued operations	(3,642)	(4.0)	160,412	157.6	37,136	31.7
Net loss	(126,548)	(139.8)	(33,783)	(33.3)	(211,642)	(180.2)
Net income attributable to noncontrolling interests	41,897	46.3	—	—	—	—
Net (loss) income applicable to Surgalign Holdings, Inc.	$(84,651)	(93.5)	$(33,783)	(33.3)	$(211,642)	(180.2)

	For the Year Ended December 31,			Percent Change
	2021	2020	2019	2021/2020	2020/2019
Revenues:
Domestic	$77,927	$85,612	$97,703	(9.0)%	(12.4)%
International	12,573	16,137	19,720	(22.1)%	(18.2)%
Total revenues	$90,500	$101,749	$117,423	(11.1)%	(13.3)%
2021 Compared to 2020
Revenues. Our total revenues decreased $11.2 million, or 11.1%, to $90.5 million for the year ended December 31, 2021, compared to $101.7 million for the year ended December 31, 2020 due to continued decreased demand during the year as a result of the reduction in elective surgical procedures, the fact that the Cervalign® plate was not on the market for the majority of the year and continued headwind with CoFlex reimbursement.
Costs of Goods Sold. Costs of goods sold decreased $14.2 million, or 32.3%, to $29.8 million for the year ended December 31, 2021, from $44.0 million for the year ended December 31, 2020. The decline in cost of goods sold is driven by a decline in sales (as discussed above) and product mix changes within the hardware business. The decline was offset by a $3.0 million charge due to our inability to realize a supplier prepaid royalty, and continued refinement of our excess and obsolete reserve through product rationalization.
General and Administrative Expenses. General and administrative expenses decreased $19.8 million, or 15.9%, to $104.7 million for the year ended December 31, 2021, compared to $124.4 million for the year ended December 31, 2020. The decrease in general and administrative costs is driven by reduction in spending through the simplification of the distribution and administrative infrastructure, and reduction in spending.
Research and Development Expenses. Research and development expenses increased $1.9 million, or 16.2%, to $13.9 million for the year ended December 31, 2021, compared to $11.9 million for the year ended December 31, 2020. The increase is the result of continued spend on new hardware product development along with continued R&D in the development of our digital health products, including FDA submissions and approvals.
Loss (Gain) on Acquisition Contingency. Gain on acquisition contingency of $4.6 million for the year ended December 31, 2021, represented the change in our estimate of obligation for future milestone payments for the Holo Surgical Acquisition. The change from period to period is a result of the change in assumptions that drive the estimate.
Asset Acquisition Expenses. Asset acquisition expenses decreased $22.9 million, or 24.1%, to $72.1 million for the year ended December 31, 2021, compared to $95.0 million for the year ended December 31, 2020. The expense in 2021 is related to the purchase of 42% equity interest in INN, while the expense in 2020 was related to the purchase price of Holo Surgical.
Asset Impairment and Abandonments – Asset impairment and abandonments expenses decreased $2.6 million or 17.5% to $12.2 million for the year ended December 31, 2021, compared to $14.8 million for the year ended December 31, 2020. The decrease was primarily driven by the decrease in instrument purchases during the course of 2021 off set by the impairment of system implementation costs which are ultimately impaired in the quarter they were purchased.
Transaction and Integration Expenses – Transaction and integration expenses decreased $1.2 million or 24.3% to $3.7 million for the year ended December 31, 2021, compared to $4.9 million for the year ended December 31, 2020. The decrease was caused by less acquisition activity throughout 2021 and the sale of the OEM business in 2020. Additionally in 2021 there was $2.1 million of expenses incurred related to the June 2021 financing.
Other Operating Income - Net – Other operating income, net was $3.9 million for the year ended December 31, 2021, related to the Company's inventory settlement with OEM which occurred in 2021.
Total Net Other Income. Total net other income, which includes interest expense, interest income, foreign exchange loss, and change in fair value of warrant liability, increased to $13.5 million for the year ended December 31, 2021, from $0.3 million for the year ended December 31, 2020. The increase was caused by a decrease in the fair value of our warrant liability of $14.7 million during the year ended December 31, 2021, caused by the decline in our stock price over the course of 2021.

Income Tax Benefit (Provision). Income tax benefit for the year ended December 31, 2021, was $0.9 million compared to an income tax benefit of $3.5 million for the year ended December 31, 2020. Our effective tax rate for the year ended December 31, 2021 and 2020, was 0.71% and 1.76% respectively. Our effective tax rate for the year ended December 31, 2021, was primarily impacted by the non-deductible acquisition expenses and the change in fair value of the warrant liability, mainly offset by a valuation allowance, and the net change in uncertain tax positions. Our effective tax rate for the year ended December 31, 2020, was primarily impacted by the non-deductible acquisition expenses and tax attributes, mainly offset by a valuation allowance, and the tax benefit recognized as a result of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) enacted by the United States Congress on March 27, 2020.
Discontinued Operations – Net loss from discontinued operations for the year ended December 31, 2021, was $3.6 million due to the settlement of the OEM purchase agreement working capital dispute (See Note 5), compared to $160.4 million net income for the year ended December 31, 2020, which is when we sold the OEM business.
Net income attributable to noncontrolling interest – Net income from noncontrolling interest as of December 31, 2021, was $41.9 million due to the acquisition of INN and the related expensing of the IPR&D asset as it did not have technological feasibility and not yet approved by the FDA.
2020 Compared to 2019
Revenues. Our total revenues decreased $15.7 million, or 13.3%, to $101.7 million for the year ended December 31, 2020, compared to $117.4 million for the year ended December 31, 2019 due to decreased demand during the year as a result of the reduction in elective surgical procedures primarily related to COVID-19 impacting our business.
Costs of Goods Sold. Costs of goods sold increased $11.2 million, or 34.2%, to $44.0 million for the year ended December 31, 2020, from $32.8 million for the year ended December 31, 2019. The increase in costs of goods was primarily due to product mix, specifically hardware products.
General and Administrative Expenses. General and administrative expenses decreased $11.0 million, or 8.1%, to $124.4 million for the year ended December 31, 2020, compared to $135.4 million for the year ended December 31, 2019. The decrease in general and administrative expenses is primarily the result of $8.3 million of reduced spending on commission and distribution related to the decline in revenue.
Research and Development Expenses. Research and development expenses decreased $4.9 million, or 29.0%, to $11.9 million for the year ended December 31, 2020, compared to $16.8 million for the year ended December 31, 2019. The decrease in research and development expenses is the result of reduced spending on new product development, specifically external consultant and advisor expenses, due to our focus on the sale of the OEM Businesses during the third quarter of 2020, as well as the furlough of a portion of our research and development team during the second quarter of 2020.
Loss (Gain) on Acquisition Contingency. Loss on acquisition contingency of $4.8 million for the year ended December 31, 2020, represented the change in our estimate of obligation for future milestone payments to Holo Surgical for the asset acquisition closed on October 23, 2020, offset by gain on acquisition contingency of $1.1 million due to change of estimate in contingent considerations for Paradigm and Zyga. The gain on acquisition contingency of $76 million for the year ended December 31, 2019, was the result of an adjustment to our estimate of obligation for future milestone payments on the Paradigm and Zyga acquisitions.
Asset Acquisition Expenses. Asset acquisition expenses of $95.0 million were related to the Holo Surgical Acquisition. The total purchase price of Holo Surgical asset of $95 million was allocated to the net assets acquired based on their relative fair value as of the completion of the acquisition, primarily including the IPR&D related to Holo Surgical’s development of the HOLO™ platform and other intangible asset for assembled workforce. The HOLO™ platform has not yet reached technological feasibility and has no alternative future use; thus, the entire purchased IPR&D of $94.5 million was expensed immediately subsequent to the acquisition. Additionally, the intangible asset related to the assembled workforce of $0.5 million was immediately impaired together with other intangible assets in Q4 2020 due to the Company’s negative projected cash flow.
Asset Impairment and Abandonments. Asset impairment and abandonments of $14.8 million for the year ended December 31, 2020, was primarily the result of the impairment of the property and equipment. Asset impairment and abandonments was $97.3 million for the year ended December 31, 2019, related to the impairment of our long-lived and other intangible assets. During 2019, we concluded, through the ASC 350 valuation testing, that factors existed at year-end indicating that long-lived assets in the Spine segment of legacy RTI were indicating impairment. As a result, for the year ended December 31, 2019, we recorded impairment charges to other intangible assets totaling $85.1 million, to property and equipment, totaling $11.7 million, and to right-of-use assets totaling $0.2 million. In addition, for the year ended December 31, 2019, another $0.3 million in other intangible assets were disposed separately from the ASC 350 valuation testing.
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
Total Net Other Income. Total net other income, which includes interest expense, interest income, and foreign exchange loss increased to $0.3 million for the year ended December 31, 2020, from $39 thousand for the year ended December 31, 2019. The increase in total net other expense is primarily due to change in the foreign exchange gain and loss.
Income Tax Benefit (Provision). Income tax benefit for the year ended December 31, 2020, was $3.5 million compared to an income tax provision of $5.9 million for the year ended December 31, 2019. Our effective tax rate for the year ended December 31, 2020 and 2019, was 1.76% and (2.43%) respectively. Our effective tax rate for the year ended December 31, 2020, was primarily impacted by the non-deductible acquisition expenses, mainly offset by a valuation allowance, and the tax benefit recognized as a result of the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). Our effective tax rate for the year ended December 31, 2019, was primarily impacted by the gain recognized on acquisition contingency and goodwill impairment, offset by the establishment of a full valuation allowance in the U.S. and foreign jurisdictions.
Discontinued Operations. Net income from discontinued operations for the year ended December 31, 2020, was $160.4 million, including a gain on sale of the OEM Businesses of $209.8 million, transaction expenses of $23.6 million, and income taxes of $19.5 million. Net income from discontinued operations for the year ended December 31, 2019, was $37.1 million, net of $11.3 million of income tax benefit.

Non-GAAP Financial Measures
We utilize certain financial measures that are not calculated based on GAAP. Certain of these financial measures are considered “non-GAAP” financial measures within the meaning of Item 10 of Regulation S-K promulgated by the SEC. We believe that non-GAAP financial measures provide an additional way of viewing aspects of our operations that, when viewed with the GAAP results, provide a more complete understanding of our results of operations and the factors and trends affected our business. These non-GAAP financial measures are also used by our management to evaluate financial results and to plan and forecast future periods. However, non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, the corresponding measures calculated in accordance with GAAP. Non-GAAP financial measures used by us may differ from the non-GAAP measures used by other companies, including our competitors.
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

	For the Year Ended December 31,
	2021	2020	2019
	(In thousands)
Net loss from continuing operations, as reported	$(122,906)	$(194,195)	$(248,778)
Change in fair value of warrant liability	(14,736)	—	—
Bargain purchase gain	(90)	—	—
Other operating income	(3,932)	—	—
Supplier prepayment write-off	3,000	—	—
Severance and restructuring costs	208	34	—
Loss (gain) on acquisition contingency	(4,587)	4,753	(76,033)
Asset acquisition expenses	72,087	94,999	—
Asset impairment and abandonments	12,195	14,773	97,341
Goodwill impairment	—	—	140,003
Inventory purchase price adjustment	2,036	3,409	3,225
Inventory write-off	—	9,367	361
Transaction and integration expenses	3,689	4,872	13,999
Restatement and investigation related costs	—	13,152	—
Tax effect on new tax legislation	—	(3,464)	—
Tax effect on other adjustments	(28)	(11,519)	(27,017)
Non-GAAP net loss applicable to common shares, adjusted	$(53,064)	$(63,819)	$(96,899)

	For the Year Ended December 31,
	2021	2020	2019
	(In thousands)
Revenues	$90,500	$101,749	$117,423
Costs of goods sold	29,775	44,002	32,777
Gross profit, as reported	60,725	57,747	84,646
Inventory write-off	—	9,367	361
Supplier prepayment write-off	3,000	—	—
Inventory purchase price adjustment	2,036	3,409	3,225
Non-GAAP gross profit, adjusted	$65,761	$70,523	$88,232
The following are explanations of the adjustments that management excluded as part of the non-GAAP measures for the years ended December 31, 2021, 2020, and 2019. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.
2021 Change in fair value of warrant liability – Other income related to the revaluation of our warrant liability, which was issued in June 2021.
2021 Bargain purchase gain – Gain related to our acquisition of Prompt Prototypes, LLC.

2021 Other operating income - Gain related to the Company's inventory settlement with OEM.
2021 Supplier prepayment write-off – Cost related to the write-off of prepaid royalty payments that the Company assessed would not be met in future years.
2021 and 2020 Severance and restructuring costs – 2021 costs relate to the reduction of our organizational structure, primarily driven by simplification of our Marquette, MI location. 2020 costs relate to the reduction of our organizational structure, primarily driven by simplification of our international operating infrastructure, specifically our distribution model.
2021, 2020, and 2019 Loss /(Gain) on acquisition contingency – The 2021 gain on acquisition contingency relates to an adjustment to our estimate of obligation for future milestone payments on the Holo Surgical Acquisition. The loss on acquisition contingency for 2020 relates to an adjustment to our estimate of the obligation for future milestone payments on the Holo Surgical Acquisition; while the gain on acquisition contingency in 2019 relates to an adjustment to our estimate of the obligation for future milestone payments of the Paradigm and Zyga acquisition.
2021 and 2020 Asset acquisition expenses – The asset acquisition expenses related to the INN acquisition in 2021, and the Holo Surgical Acquisition in 2020 as the purchased IPR&D assets were immediately expensed as they had not yet reached technological feasibility.
2021, 2020, and 2019 Asset impairment and abandonments – These costs relate to asset impairment and abandonment of our property and equipment, lower distributions and ultimate discontinuation of our map3 implant and certain long-term assets at our U.S. facilities.
2019 Goodwill impairment – These costs relate to the goodwill impairment of our former Spine segment.
2021, 2020 and 2019 Inventory purchase price adjustment – These costs relate to the purchase price effects of acquired Paradigm and Zyga, respectively, inventory that was sold during the years ended December 31, 2020 and 2019
2020 and 2019 Inventory write-off – These costs relate to an inventory write-off due to transition from an integrated manufacturing company to a distribution model and Cervalign® product recall in 2020, the rationalization of our international distribution infrastructure and an inventory write-off related to lower distributions and ultimate discontinuation of our map3 implant in 2019.
2021, 2020, and 2019 Transaction and integration expenses – These costs relate to issuance costs for the registered direct offering and professional fees associated with the acquisition of INN, Holo Surgical, Prompt Prototypes, LLC, purchase of Paradigm as well as the disposal of OEM Businesses in 2020.
2020 Restatement and investigation related costs – These costs relate to consulting and legal fees and settlement expenses incurred as a result of the restatement, regulatory, and related activities in 2020.
2020 Tax effect on new tax legislation – This adjustment represents charges relating to the Tax Legislation which was enacted on December 22, 2017.
2021, 2020 and 2019 Tax effect on other adjustments - These adjustment represent the tax effects of the non-gaap measures for the respective years.
Liquidity and Capital Resources
As the global outbreak of COVID-19 continue to rapidly evolve, it could continue to materially and adversely affect our revenues, financial condition, profitability, and cash flow for an indeterminate period of time.
Financing Activities
On February 15, 2022, we issued and sold in an underwritten public offering 43,478,264 shares of its common stock (or pre-funded warrants to purchase common stock in lieu thereof) and warrants to purchase up to an aggregate of 32,608,698 shares of common stock at a combined effective public offering price of $0.46 per share of common stock (or pre-funded warrant) and investor warrants to purchase up to an aggregate of 32,608,698 shares at a strike price of $0.60 and exercisable over the next five years. The Company, also in connection with the offering, issued placement agent warrants to purchase an aggregate of up 2,608,696 shares of common stock at a strike price of $0.575 per share. We received net proceeds of $17.8 million from the offering after deducting investor and other filing fees of $2.2 million.
On June 14, 2021, we issued and sold in a registered direct offering an aggregate of 29,000,000 shares of our common stock and investor warrants to purchase up to an aggregate of 29.0 million shares at a strike price of $1.725. The Company, also in connection with the direct offering, issued placement agent warrants to purchase an aggregate of up to 1.7 million shares of our common stock at a strike price of $2.15625 per share. We received net proceeds of $45.8 million from the offering after deducting investor fees of $4.2 million.

On February 1, 2021, we closed a public offering and sold a total 28,700,000 shares of our common stock at a price of $1.50 per share, less the underwriter discounts and commissions. We received net proceeds of $40.5 million from the offering after deducting the underwriting discounts and commission of $4.0 million.
Commitments & Contingencies
As noted above, on July 20, 2020, pursuant to the OEM Purchase Agreement by and between the Company and the Buyer, the Company sold the OEM Businesses to Buyer and its affiliates for a purchase price of $440.0 million of cash, subject to certain adjustments. All adjustments have been made and settled as of December 31, 2021.
On March 8, 2019, pursuant to the Master Transaction Agreement, the Company acquired Paradigm in a cash and stock transaction valued at up to $300.0 million, consisting of $150.0 million on March 8, 2019, plus potential future milestone payments. Established in 2005, Paradigm’s primary product is the Coflex® Interlaminar Stabilization device, a differentiated and minimally invasive motion preserving stabilization implant that is FDA premarket approved for the treatment of moderate to severe lumbar spinal stenosis in conjunction with decompression.
Under the terms of the agreement, the Company paid $100.0 million in cash and issued 10,729,614 shares of the Company’s common stock. The shares of Company common stock issued on March 8, 2019, were valued based on the volume weighted average closing trading price for the five trading days prior to the date of execution of the definitive agreement, representing $50.0 million of value. In addition, the Company was required to pay up to an additional $150.0 million in a combination of cash and Company common stock based on a revenue earnout consideration. Subsequently to December 31, 2021, this amount has been reduced to $45 million as certain milestones were not achieved. Further, pursuant to the Master Transaction Agreement, we will be obligated to pay some or all of the milestone payments thereunder that remain unpaid – whether or not we have achieved the milestones – upon a change in control of our company prior to December 31, 2022. Based on a probability weighted model, the Company estimates a contingent liability related to the revenue based earnout of zero.
The following table provides a summary of our operating lease obligations and other significant obligations as of December 31, 2021.

	Contractual Obligations Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations (1)	66,718	1,406	8,986	11,205	45,121
Purchase obligations (2)	62,729	32,208	29,473	1,048	—
Milestone payments (3)	62,180	25,585	36,595	—	—
Total	$191,627	$59,199	$75,054	$12,253	$45,121
(1)These represent our operating lease commitments including the commitments related to the San Diego Lease.
(2)These amounts consist of contractual obligations for capital expenditures, annual minimums with suppliers, and certain open purchase orders with Aziyo.
(3)These amounts relate to the future milestone payments related to the Holo Surgical acquisition and the forward contracts related to the INN acquisition.
Working capital comparison 2021 Compared to 2020
Our working capital at December 31, 2021 decreased $5.7 million to $51.6 million from $57.4 million at December 31, 2020, primarily as a result of the decrease in sales period over period. As of December 31, 2021, we had $51.3 million of cash and cash equivalents. For the year ended December 31, 2021, the Company used approximately $51.8 million of cash in its operations, primarily related to the continued growth within the digital surgery strategy.
At December 31, 2021, we had 77 days of revenues outstanding in trade accounts receivable, a decrease of 21 days compared to December 31, 2020. The decrease is primarily due to improved collection efforts in addition to reduced sales as compared to the prior period.

At December 31, 2021, excluding the purchase accounting step-up of Paradigm inventory, we had 424 days of inventory on hand, an increase of 206 days compared to December 31, 2020. The increase in inventory days is primarily due to the continued purchase of implants during the twelve months ended December 31, 2021. We believe that our inventory levels will be adequate to support our on-going operations for the next twelve months.
We had $51.3 million of cash and cash equivalents at December 31, 2021. At December 31, 2021, our foreign subsidiaries held $2.6 million in cash. We intend to indefinitely reinvest the earnings of our foreign subsidiaries. If we were to repatriate indefinitely reinvested foreign funds, we would not be subject to additional U.S. federal income tax, however, we would be required to accrue and pay any applicable withholding tax and U.S. state income tax liabilities. We do not believe that this policy of indefinitely reinvesting the earnings of our foreign subsidiaries will have a material adverse effect on the business as a whole.
OEM Transaction
In connection with the Transactions on July 20, 2020, the Company (i) paid in full its $80 million revolving credit facility under that certain Credit Agreement dated as of June 5, 2018, by and among Surgalign Spine Technologies, Inc. (formerly known as RTI Surgical, Inc.), as a borrower, Pioneer Surgical Technology, Inc., our wholly-owned subsidiary, as a borrower, the other loan parties thereto as guarantors, JPMorgan Chase Bank, N.A., as lender and as administrative agent for the JPM Lenders, as amended (the “2018 Credit Agreement”); (ii) terminated the 2018 Credit Agreement, (iii) paid in full its $100 million term loan and $30 million incremental term loan commitment under that certain Second Lien Credit Agreement, dated as of March 8, 2019, by and among Surgalign Spine Technologies, Inc., as borrower, the lenders party thereto from time to time and Ares Capital Corporation, as administrative agent for the other lenders party thereto, as amended (the “2019 Credit Agreement”); and (iv) terminated the 2019 Credit Agreement. Additionally, the Company redeemed all of the outstanding shares of Series A Convertible Preferred Stock.
As discussed in Note 25, the Securities and Exchange Commission (“SEC”) has an active investigation that remains ongoing. The Company continue to cooperate with the SEC in relation to its investigation. Based on current information available to the Company, the impact associated with SEC investigation cannot be reasonably estimated. Refer to Note 24 for further discussion on the settlement related to the Lowry Action.
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
As of December 31, 2021, the Company had cash of $51.3 million and an accumulated deficit of $569.6 million. For the year ended December 31, 2021, the Company had a loss from continuing operations of $122.9 million and a net loss applicable to Surgalign Holdings, Inc. of $84.7 million. The Company has incurred losses from operations in the previous two fiscal years and did not generate positive cash flows from operations in fiscal year 2021 nor in 2020.
On February 15, 2022, we issued and sold in an underwritten public offering 43,478,264 shares of its common stock (or pre-funded warrants to purchase common stock in lieu thereof) and warrants to purchase up to an aggregate of 32,608,698 shares of common stock at a combined effective public offering price of $0.46 per share of common stock (or pre-funded warrant) and investor warrants to purchase up to an aggregate of 32,608,698 at a strike price of $0.60 and exercisable over the next five years. The Company, also in connection with the offering, issued placement agent warrants to purchase an aggregate of up 2,608,696 shares of common stock at a strike price of $0.575 per share. We received net proceeds of $17.8 million from the offering after deducting investor and other filing fees of $2.2 million.
On June 14, 2021, we issued and sold in a registered direct offering an aggregate of 29,000,000 shares of our common stock and investor warrants to purchase up to an aggregate of 29.0 million shares at a strike price of $1.725. The Company, also in connection with the direct offering, issued placement agent warrants to purchase an aggregate of up to 1.7 million shares of our common stock at a strike price of $2.15625 per share. We received net proceeds of $45.8 million from the offering after deducting investor fees of $4.2 million.
On February 1, 2021, we closed a public offering and sold a total 28,700,000 shares of our common stock at a price of $1.50 per share, less the underwriter discounts and commissions. We received net proceeds of $40.5 million from the offering after deducting the underwriting discounts and commission of $4.0 million.

The Company is projecting it will continue to generate significant negative operating cash flows over the next 12-months and beyond. In management's evaluation of the going concern we considered the following i) continued COVID-19 uncertainties; ii) negative cash flows that are projected over the next 12-month period; iii) uncertainty regarding potential settlements related to ongoing litigation and regulatory investigations; and iv) approximately $25.6 million of the total contingent consideration of $51.9 million are expected to become due to the former owners of Holo Surgical if certain milestones are met over the next 12 months which would be paid in cash; v) total payments of $10.3 million at fair value for INN related milestones are expected to be paid in cash when milestones are achieved in the future; and vi) seller notes in the amount of $10.0 million a fair value due to the seller of INN on December 31, 2024; and vii) various supplier minimum purchase agreements. The Company’s operating plan for the next 12-month period also includes continued investments in its product pipeline including both within digital health and hardware and biologics, which will necessitate additional financing. In addition to these efforts the Company will need continued capital and cash flows to fund the future operations through 2022 and beyond. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide. If cash resources are insufficient to satisfy the Company’s on-going cash requirements through 2022, the Company will be required to scale back operations, reduce research and development expenses, and postpone, as well as suspend capital expenditures, in order to preserve liquidity. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.
In consideration of the inherent risks and uncertainties and the Company’s forecasted negative cash flows as described above, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. Management continually evaluates plans to raise additional debt and/or equity financing and will attempt to curtail discretionary expenditures in the future, if necessary, however, in consideration of the risks and uncertainties mentioned, such plans cannot be considered probable of occurring at this time.
The recoverability of a major portion of the recorded asset amounts shown in the Company’s accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its funding requirements on a continuous basis, to maintain existing financing and to succeed in its future operations. The Company’s consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.
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
We are exposed to interest rate risk in the United States and Germany. Changes in interest rates affect interest income earned on cash and cash equivalents. We have not entered into derivative transactions related to cash and cash equivalents. As of December 31, 2021, all of our indebtedness is based on a fixed rate interest rate.
The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses, and net income. Our international operations currently transact business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on December 31, 2021, outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations. We do not expect changes in exchange rates to have a material adverse effect on our income or our cash flows in 2021. However, we can give no assurance that exchange rates will not significantly change in the future.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our consolidated financial statements and supplementary data required in this item are set forth on the pages indicated in Item 15(a)(1).
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
Item 9A. CONTROLS AND PROCEDURES.
Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”), which are required in accordance with Rule 13a-15 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.
Background
As previously described in the December 31, 2020, Form 10-K filed on March 16, 2021, and amended through a 10-K/A on September 24, 2021, management identified multiple material weaknesses that were pervasive throughout the organization. The specific details of the material weaknesses and the identified deficiencies can be reviewed within those findings. In 2021, management embarked on a Company-wide initiative to remediate the identified deficiencies. The remedial measures undertaken by our management team and our advisors, and the conclusions that our management team reached on the design and operating effectiveness of the control environment as it related to internal control over financial reporting as of December 31, 2021, are described below in detail.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our CEO and CAO, we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as amended, as of December 31, 2021. Based on this evaluation of our disclosure controls and procedures, our CEO and CAO have concluded that our disclosure controls and procedures were effective as of December 31, 2021.
Notwithstanding the conclusion by our CEO and CAO that our disclosure controls and procedures as of December 31, 2021, were effective, management believes that the consolidated financial statements and related financial information included in this Annual Report on Form 10-K as of December 31, 2021, fairly present in all material respects our financial condition, results of operations and cash flows as of the dates presented, and for the periods ended on such dates, in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”).
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act and based upon the criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“the COSO framework”). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP.
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
Under the supervision and with the participation of our management, including our CEO and CAO, we have conducted an evaluation of the design and operating effectiveness of our internal control over financial reporting based on the COSO framework. Based on evaluation under these criteria, management determined, that we maintained effective internal control over financial reporting as of December 31, 2021.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that a reasonable possibility exists that a material misstatement of our annual or interim financial statements would not be prevented or detected on a timely basis.
As described in the December 31, 2020, Form 10-K filed March 16, 2021, and amended through a 10K/A on September 24, 2021, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2020, as described within item 9A of that report. During 2021, our management team committed to remediating identified control deficiencies, fostering continuous improvement in our internal controls, and enhancing our overall internal controls environment. We believe that these actions have remediated the material weaknesses. The controls that were implemented and enhanced in 2021 have operated for a sufficient period of time, and management has concluded, through testing, that these controls are designed and operating effectively. We have highlighted the activities that were completed during 2021 that assisted in remediating the material weakness.
2021 Remediation Status
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
We have taken steps to ensure that previously identified control deficiencies have been remediated through the implementation of uniform accounting and internal control policies and procedures with the proper oversight to promote compliance with GAAP and regulatory requirements. As of December 31, the following changes related to control activities have been implemented:
•A comprehensive disciplinary plan was implemented for all employees found to have engaged in misconduct, including termination, removal of the individuals from certain accounting and finance functions, written warnings, and appropriate training depending on the severity of the misconduct.
•The Company engaged an experienced compliance professional and increased its compliance efforts to upgrade and enhance the Company’s compliance program in accordance with the Federal Sentencing Guidelines.
•The Company engaged a third party to assist with the redesign of the Sarbanes-Oxley program inclusive of Entity Level Controls.
•The Company enhanced its compliance policies and procedures, including training on the ability and means of anonymous reporting. It requires employees to periodically certify their understanding of the Code of Conduct, which the compliance officer and legal department update and review on a periodic, as needed, basis along with the Employee Handbook.
•The Company conducted Ethics training with the Executive management team and finance personnel and will continue doing so annually.
•Periodic compliance reports are made to the Nominating and Governance Committee of the Board of Directors.
•Business functions such as Financial Planning & Analysis ("FP&A"), financial reporting, accounting, and finance have been restructured and realigned. Through this realignment, the Company has hired key finance and accounting leadership positions, as well as other supporting accounting staff, seniors, and managers, and engaged external resources to provide additional capacity, functional capabilities, and cross-training.
•Entity level controls were enhanced related to the above activities, and documentation was retained and tested as part of the SOX 404 program to support their effective design and operation throughout the year. Management believes these enhancements have reduced the risk of a material misstatement and as such management has concluded that the material weakness related to control environment was remediated.

Risk Assessment
The Company implemented a process to reevaluate and revise the Sarbanes-Oxley compliance program (“SOX Program”) to make improvements to our SOX Program governance, risk assessment processes, testing methodologies, and corrective action mechanisms.
We defined a risk assessment methodology and conducted a risk assessment, which includes the risk of fraud. We enhanced our procedures to identify changes to the business that impact the risk assessment and processes to update the risk assessment timely. The results of this effort have enabled us to effectively identify, develop, and implement controls and procedures to address risks. The risk assessment conclusions were reviewed by the Audit Committee.
Internal Audit conducted the 2021 SOX program assessment in 2021. The Internal Audit function is outsourced to a third party, which reports to the Audit Committee and administratively to management.
Based on these activities, management has concluded that the material weakness related to risk assessment was remediated.
Control Activities
We redesigned existing and implemented new internal control activities. We formalized our accounting policies and procedures and communicated them to the team to enhance corporate oversight over our process-level controls and structures to ensure that there is the appropriate assignment of authority, responsibility, and accountability to enable the remediation of our material weaknesses.
We redesigned key controls to strengthen controls over the review and approval of journal entries and account reconciliations. Specifically, we updated and reinforced our policies and procedures regarding obtaining adequate supporting documentation in connection with the review and approval of journal entries and account reconciliations to ensure the validity, accuracy, and completeness of recorded amounts. We formalized an approval hierarchy to improve segregation of duties related to journal entry processing and completion and review of account reconciliations.
We improved our management of segregation of duties by implementing a system-based control to restrict individuals that enter a journal entries from approving the entries for posting to the general ledger.
We have enhanced our accounting oversight competency by hiring key leadership positions as well as accounting and finance personnel to provide additional capacity, functional capabilities, and cross-training. Where applicable, subject matter resources are engaged to assist with transactions and to provide guidance.
We have instituted cross-functional business reviews of financial results and non-routine transactions. Additionally, controls have been enhanced around non-routine events and accounting treatments requiring additional layers of review and approval.
On July 20, 2020, we sold our OEM Businesses and changed our sales model. As a result, we eliminated certain risk in our revenue recognition related to early shipments that were unique to the OEM Businesses and where control deficiencies existed. We implemented new internal controls to address the control deficiencies prior to the sale of OEM and have strengthened existing internal controls over revenue recognition for the remaining business, including formalizing a control to conduct a month end review of items billed but not shipped to ensure appropriate cut-off for revenue recognition for direct sales shipments and enhanced Delivery Order validation procedures for consignment sales related to surgical procedures.
A quarterly revenue accrual entry is reviewed and recorded in accordance with the journal entry policy.
Based on these activities, management has concluded that the material weakness related to control activities was remediated.
Information and Communication
In our effort to remediate our material weaknesses, we have created a process to identify and maintain the information required to support the functioning of internal controls over financial reporting and established and continued reinforcement of communications protocols including required information and expectations to enable personnel to perform internal control.

SOX training has been conducted with all internal control owners. We have established a training protocol to provide training annually for all control owners and as needed when new team members either join or change roles within the company.
As part of the SOX training, documentation and retention requirements were communicated to strengthen existing processes around the documentation and retention of underlying support to ensure consistent application of accounting policies and procedures.
Leadership conducts weekly, monthly, and quarterly business review meetings to discuss status updates for each key business area and to ensure that goals are achieved. The meetings include updates on control testing status and remediation plan updates.
We formalized the SOX 302 certification process, requiring SOX sub-certifications from key employees prior to CEO and CFO certification. Responses are reviewed and any matters identified related to internal controls are evaluated and addressed, prior to the 302 certification.
Internal control testing progress and control effectiveness is reported to the Audit Committee at each session.
Entity level controls were enhanced related to the above activities, and documentation was retained and tested as part of the SOX program to support their effective design and operation throughout the year.
Based on these activities, management has concluded that the material weakness over information and communication was remediated.
Monitoring Activities
Executive management, in consultation with and at the direction of our Audit Committee, made improvements to monitoring and assessing the control environment and the above-mentioned efforts to remediate the underlying causes of the identified material weaknesses, including through the following:
We increased internal audit, finance, and accounting staff levels and expertise. In 2020 and 2021, we outsourced our internal audit function to assist in improving the SOX 404 program. The Internal Audit engagement includes assessment of key risks to the organization and processes, detailed testing of newly implemented controls, and other activities related to monitoring our overall remediation efforts.
Internal Control status is communicated to process and control owners including identification of deficiencies and recommendations for corrective actions. Process and control owners are responsible for remediation of deficiencies identified. .
We instituted cross-functional business reviews of financial results and non-routine transactions through our monthly and quarterly business review process.
Entity level controls were enhanced related to the above activities, and documentation was retained and tested as part of the SOX 404 program to support their effective design and operation throughout the year.
Based on these activities, management concluded that the material weakness over monitoring activities was remediated.
Changes in Internal Controls Over Financial Reporting
On December 30, 2021, Surgalign completed the acquisition of an equity interest in INN. The acquisition of the INN business and the fourth quarter remediation activities described above are changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
During the quarter ended December 31, 2021, there were no other changes in Surgalign’s internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected or are reasonably likely to materially affect Surgalign’s internal control over financial reporting.

Item 9B. OTHER INFORMATION.
Not applicable

PART III
The Company intends to file with the SEC a definitive proxy statement for its next Annual Meeting of Stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after December 31, 2021. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated by reference to the disclosure in that Proxy Statement.
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

PART IV
Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(1)Financial Statements:
See “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 57, the Independent Registered Public Accounting Firm’s Report on page 58 and the Consolidated Financial Statements on pages 63 to 66, all of which are incorporated herein by reference.
(2)Financial Statement Schedule:
The following Financial Statement Schedule is filed as part of this Report:
Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 2021, 2020 and 2019 is included in the Consolidated Financial Statements of Surgalign Holdings, Inc. on page 104. All other financial statement schedules are omitted because they are inapplicable, not required or the information is indicated elsewhere in the consolidated financial statements or the notes thereto.
(3)Exhibits:

l Exhibit No.		Incorporated by Reference
	Description	Form	File No.	Date Filed
2.1	Master Transaction Agreement, dated as of November 1, 2018, by and among RTI Surgical, Inc., PS Spine Holdco, LLC, Bears Holding Sub, Inc., and Bears Merger Sub, Inc.	8-K12B	001-38832	3/11/2019
2.2†	Equity Purchase Agreement, dated as of January 13, 2020, by and between RTI Surgical Holdings, Inc. and Ardi Bidco Ltd.	8-K	001-38832	1/15/2020
2.3†	First Amendment to Equity Purchase Agreement, dated as of March 6, 2020, by and between RTI Surgical Holdings, Inc. and Ardi Bidco Ltd.	8-K	001-38832	3/9/2020
2.4†	Second Amendment to Equity Purchase Agreement, dated as of April 27, 2020, by and between RTI Surgical Holdings, Inc. and Ardi Bidco Ltd.	8-K	001-38832	4/29/2020
2.5†	Third Amendment to Equity Purchase Agreement, dated July 8, 2020, by and between the Company and Ardi Bidco Ltd.	8-K	001-38832	7/9/2020
2.6†	Stock Purchase Agreement, dated as of September 29, 2020, by and among Surgalign Holdings, Inc., Roboticine, Inc., Holo Surgical S.A., Pawel Lewicki and Krzysztof Siemionow.	8-K	001-38832	9/29/2020
2.7†	First Amendment to Stock Purchase Agreement, dated as of September 29, 2020, by and among Surgalign Holdings, Inc., Roboticine, Inc., Holo Surgical S.A., Pawel Lewicki and Krzysztof Siemionow.	8-K	001-38832	10/23/2020
2.8†	Second Amendment to Stock Purchase Agreement, dated as of January 12, 2022, by and among Surgalign Holdings, Inc., Roboticine, Inc, Holo Surgical S.A., Pawel Lewicki and Krzysztof Siemionow.	8-K	001-38832	1/18/2022
2.9†
Stock Purchase Agreement, dated as of December 30, 2021, by and between Surgalign Holdings, Inc., Inteneural Networks Inc., Dearborn Capital management LLC, Neva, LLC, Krzysztof Siemionow and Pawel Lewicki.
		8-K	001-38832	1/5/2022
3.1	Amended and Restated Certificate of Incorporation of the Company, effective as of March 8, 2019.	8-K12B	001-38832	3/11/2019
3.2	Certificate of Amendment to Certificate of Incorporation of the Company, effective as of July 20, 2020.	8-K	001-38832	7/20/2019

l Exhibit No.		Incorporated by Reference
	Description	Form	File No.	Date Filed
3.3	Second Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, effective as of May 4, 2021.	10-Q	001-38832	5/4/2021
3.4	Amended and Restated Certificate of Designation of Series A Convertible Preferred Stock of the Company, effective as of July 20, 2020.	8-K	001-38832	7/20/2020
3.5	Certificate of Retirement of Series A Convertible Preferred Stock of the Company, effective as of July 24, 2020.	8-K	001-38832	7/24/2020
3.6	Amended and Restated Bylaws of the Company, effective as of November 13, 2020.	10-Q	001-38832	11/16/2020
4.1	Specimen of Common Stock Certificate.	S-1/A	333-228694	1/18/2019
4.2	Form of Warrant.	8-K	001-38832	6/11/2021
4.3	Form of Placement Agent Warrant.	8-K	001-38832	6/11/2021
4.4	Form of Warrant.	8-K	001-38832	2/15/2022
4.5	Form of Pre-Funded Warrant.	8-K	001-38832	2/15/2022
4.6	Form of Underwriter Warrant.	8-K	001-38832	2/15/2022
4.7*	Description of Securities
10.1‡	Form of Director Indemnification Agreement.	DEF 14A	000-31271	7/19/2013
10.2‡	RTI Surgical, Inc. 2015 Incentive Compensation Plan.	S-8	333-203861	5/5/2015
10.3‡	Form of Incentive Stock Option Agreement. (under 2015 Plan).	S-8	333-203861	5/5/2015
10.4‡	Form of Nonqualified Stock Option Agreement. (under 2015 Plan)	S-8	333-203861	5/5/2015
10.5‡	Form of Restricted Stock Agreement (under 2015 Plan).	S-8	333-203861	5/5/2015
10.6‡	RTI Surgical, Inc. 2018 Incentive Compensation Plan.	10-Q	000-31271	5/4/2018
10.7‡	Form of Incentive Stock Option Agreement (under 2018 Plan).	10-Q	000-31271	5/4/2018
10.8‡	Form of Nonqualified Stock Option Agreement (under 2018 Plan).	10-Q	000-31271	5/4/2018
10.9‡	Form of Restricted Stock Agreement (under 2018 Plan).	10-Q	000-31271	5/4/2018
10.10‡	Surgalign Holdings, Inc. 2021 Incentive Plan.	S-8	333-255852	5/7/2021
10.11‡	Surgalign Holdings, Inc. 2021 Inducement Plan.	S-8	333-255852	5/7/2021
10.12‡	Surgalign Holdings, Inc. Employee Stock Purchase Plan.	S-8	333-255853	5/7/2021
10.13‡	Form of Restricted Stock Unit (2021 Incentive Plan).	10-Q	001-38832	8/6/2021
10.14‡	Form of Non Qualified Stock Option (2021 Incentive Plan).	10-Q	001-38832	8/6/2021
10.15‡	Consultant Agreement, dated July 20, 2020, by and between the Company and Stuart F. Simpson.	10-Q	000-38832	8/12/2020
10.16‡	Separation Agreement and General Release, dated July 17, 2020, by and between the Company and Camille Farhat.	10-Q	000-38832	8/12/2020
10.17‡	Stand Alone Stock Option Agreement, dated January 26, 2017, by and between Camille Farhat and RTI Surgical, Inc.	10-Q (Q1 2017)	000-31271	5/3/2017
10.18‡	Amended and Restated Employment Agreement, dated June 15, 2020, by and between the Company and Terry M. Rich.	10-Q	000-38832	8/12/2020
10.19‡	Stand Alone Restricted Stock Agreement for Terry M. Rich, dated November 29, 2019, by and between the Company and Terry M. Rich.	10-Q	000-38832	8/12/2020
10.20‡	Stand Alone Nonqualified Stock Option Agreement for Terry M. Rich, dated November 29, 2019, by and between the Company and Terry M. Rich.	10-Q	000-38832	8/12/2020

l Exhibit No.		Incorporated by Reference
	Description	Form	File No.	Date Filed
10.21‡	Employment Agreement between the Company and Joshua H. DeRienzis dated March 12, 2021.	10-K	000-38832	3/16/2021
10.22‡	Employment Agreement between the Company and W. Scott Durall dated May 29, 2020.	10-K	000-38832	3/16/2021
10.23‡*	Employment Agreement between the Company and Enrico Sangiorgio dated January 13, 2020.
10.24‡*	Employment Agreement between the Company and Christopher Thunander dated October 7, 2021.
10.25‡*	Employment Agreement between the Company and David Lyle dated March 1, 2022.
10.26‡*	Seller Note Agreement, dated as of December 30, 2021, by and between Surgalign Holdings, Inc. and Dearborn Capital Management, LLC.
10.27‡*	Seller Note Agreement, dated as of December 30, 2021, by and between Surgalign Holdings, Inc. and Neva, LLC.
10.28‡	Intellectual Property License Agreement, dated as of December 30, 3021, by and between Inteneural Networks Inc. and Holo Surgical Inc.	8-K	001-38832	1/5/2022
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
23.2*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
______________

†	Certain information in this exhibit identified by brackets has been omitted pursuant to Item 601(b)(10) of Regulation S-K because it (i) is not material and (ii) would cause competitive harm to Surgalign Holdings, Inc. if publicly disclosed. Surgalign Holdings, Inc. hereby undertakes to furnish, supplementally, copies of any omitted information upon request by the Securities and Exchange Commission.
‡	Indicates a management contract or any compensatory plan, contract, or arrangement.
*	Filed herewith.
Item 16.     FORM 10-K SUMMARY
Not applicable.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Surgalign Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Surgalign Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2021, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for the year ended December 31, 2021, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 15, 2022 expressed an unqualified opinion.

Going concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $122.9 million during the year ended December 31, 2021, and as of that date, the Company had cash of $51.3 million and an accumulated deficit of $569.6 million. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

INN Asset Acquisition - Accounting for and valuation of the asset acquisition of Inteneural Networks, Inc.

As described further in Note 7 to the consolidated financial statements, the Company entered into a Stock Purchase Agreement to acquire a 42% interest in the issued and outstanding equity interests of Inteneural Networks, Inc. (“INN”) and the license to use their proprietary technology. The owners of INN are related parties to the Company as a member of the Board of Directors and the Company’s Chief Medical Officer. As part of the transaction, the Company will purchase up to 100% of the equity of INN in stages through three additional closings upon the achievement of certain clinical, regulatory and revenue milestones. With each additional closing, the Company will acquire an additional 19.3% equity within INN for an additional $19.3 million in cash payment. We identified the accounting for and the valuation of the investment in INN as a critical audit matter.

The principal considerations for our determination that the accounting for and the valuation of the investment in INN is a critical audit matter are that (1) the transaction requires the appropriate application of complex accounting authoritative guidance from the FASB’s Accounting Standards Codification (“ASC”), (2) significant judgment is used by management when determining assumptions used in the fair value measurement of the acquired intangible asset, (3) there is a high degree of auditor judgment and subjectivity in performing procedures and evaluating management’s significant accounting and valuation assumptions and (4) the audit effort involved the use of professionals with specialized skill and knowledge.

Our audit procedures related to the accounting for and the valuation of the asset acquisition of INN included the following, among others:

•We tested the design and operating effectiveness of the controls over the Company’s acquisition and valuation process, including review of the appropriate accounting literature, valuation model, significant assumptions used, and the completeness and accuracy of the underlying data used;
•With the assistance of our valuation specialists, we assessed the weighted-average cost of capital including the risk-free rate of return and discount rate applied as well as the internal rate of return for the purchase price allocation valuation assumptions of the acquired intellectual property and non-controlling interest in INN by testing management’s process within an acceptable tolerance range;
•With the assistance of our valuation specialists, we evaluated the discounted cash flow valuation method used to fair value the acquired intangible asset for reasonableness by testing management’s process within an acceptable tolerance range. The valuation model involved significant valuation assumptions including a discount rate, weighted average cost of capital and weighted average return on asset acquired;
•We assessed the appropriate interpretation and application used by management of the FASB’s Accounting Standards Codification for the transaction including topics ASC 810, Consolidation, ASC 805, Business Combinations and ASC 820, Fair Value Measurements.

Holo Surgical, Inc. Acquisition Related Contingent Consideration Liability

As described further in Note 7 and Note 14 to the financial statements, the Company acquired Holo Surgical Inc. in 2020 with $83.0 million (valued at $50.6 million at acquisition) of the consideration being contingent upon the achievement of certain regulatory, commercial and utilization milestones. We identified the fair value of the acquisition related contingent consideration liability as a critical audit matter

The principal considerations for our determination that fair value of the acquisition related contingent consideration liability is a critical audit matter are that the probability of achieving each of the milestones requires significant management judgment. The significant judgment involved in determining the probability of achieving each of the milestones has a significant impact on the fair value of contingent consideration recorded. Accordingly, the audit procedures to evaluate the reasonableness of management’s judgments related to the milestone probabilities required a high degree of auditor judgment and increased extent of effort, including the need to involve specialists with extensive experience with obtaining certain regulatory approvals for similar technologies.

Our audit procedures related to the fair value of the acquisition related contingent consideration liability included the following, among others:

•We tested the design and operating effectiveness of the controls over the Company’s process for developing the probabilities used in the valuation of the acquisition related contingent liabilities including review of the significant assumptions used and the completeness and accuracy of the underlying data used;

•We made inquiries of management who are responsible for obtaining regulatory approvals and development of the technology to understand how the probabilities were established;
•We discussed the risks and uncertainties related to each of the milestones and how these factors were considered in establishment of the probability for each milestone;
•We tested the milestone probabilities, including the involvement of professionals in our firm with extensive experience with obtaining certain regulatory approvals for similar technologies;
•Using the milestone probabilities and other valuation assumptions, including credit risk and risk-free rate, we involved our valuation specialists to evaluate the assumptions and methodologies used in valuing the acquisition contingent liabilities.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Chicago, Illinois

March 15, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Surgalign Holdings, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Surgalign Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated March 15, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Chicago, Illinois

March 15, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and Board of Directors of Surgalign Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Surgalign Holdings, Inc. (formerly known as RTI Surgical Holdings, Inc.) and subsidiaries (the “Company”) as of December 31, 2020, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes and the schedule for each of the two years in the period ended December 31 2020 listed in the Index at Item 15 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Tampa, Florida

March 16, 2021

We began serving as the Company’s auditor in 1998. In 2021 we became the predecessor auditor.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2021	2020
Assets
Current Assets:
Cash and cash equivalents	$51,287	$43,962
Accounts receivable - less allowances of $9,272 at December 31, 2021 and $8,203 at December 31, 2020	19,197	27,095
Inventories - current	26,204	22,841
Prepaid and other current assets	8,984	10,284
Total current assets	$105,672	$104,182

Non-current inventories	10,212	7,856
Property and equipment - net	945	521
Other assets - net	6,970	10,145
Total assets	$123,799	$122,704

Liabilities, Mezzanine Equity and Stockholders' Equity
Current Liabilities:
Accounts payable	$10,204	$13,418
Current portion of accrued acquisition contingency - Holo	25,585	8,996
Accrued expenses	17,769	12,648
Accrued income taxes	484	11,761
Total current liabilities	54,042	46,823

Acquisition contingencies - Holo	26,343	47,519
Warrant liability	12,013	—
Notes payable - related party	9,982	—
Other long-term liabilities	3,176	4,192
Total liabilities	105,556	98,534

Commitments and contingencies (Note 23)

Mezzanine equity	10,006	—

Stockholders' equity:
Common stock, $.001 par value: 300,000,000 shares authorized; 146,640,069 and 81,678,179 shares issued and outstanding, as of December 31, 2021 and 2020, respectively	147	81
Additional paid-in capital	585,375	517,123
Accumulated other comprehensive loss	(1,820)	(2,416)
Accumulated deficit	(569,613)	(484,962)
Less treasury stock, 1,543,446 and 1,444,578 shares, as of December 31, 2021 and 2020, respectively, at cost	(5,852)	(5,656)
Total stockholders' equity	8,237	24,170
Total liabilities, mezzanine equity and stockholders' equity	$123,799	$122,704
See notes to consolidated financial statements

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues	$90,500	$101,749	$117,423
Costs of goods sold	29,775	44,002	32,777
Gross profit	60,725	57,747	84,646

Operating Expenses:
General and administrative	104,668	124,424	135,396
Research and development	13,888	11,947	16,836
Loss (gain) on acquisition contingency	(4,587)	4,753	(76,033)
Asset acquisition expenses	72,087	94,999	—
Asset impairment and abandonments	12,195	14,773	97,341
Goodwill impairment	—	—	140,003
Transaction and integration expenses	3,689	4,872	13,999
Total operating expenses	201,940	255,768	327,542
Other operating income, net	(3,932)	—	—
Operating loss	(137,283)	(198,021)	(242,896)

Other (income) expense - net
Other (income) expense - net	(202)	(61)	(161)
Foreign exchange loss (gain)	1,447	(279)	122
Change in fair value of warrant liability	(14,736)	—	—
Total other (income) expense - net	(13,491)	(340)	(39)
Loss before income tax (benefit) provision	(123,792)	(197,681)	(242,857)
Income tax (benefit) provision	(886)	(3,486)	5,921
Net loss from continuing operations	(122,906)	(194,195)	(248,778)
Discontinued operations (Note 5)
(Loss) Income from operations of discontinued operations	(6,316)	179,934	48,452
Income tax (benefit) provision	(2,674)	19,522	11,316
Net (loss) income from discontinued operations	(3,642)	160,412	37,136
Net loss	(126,548)	(33,783)	(211,642)
Net loss applicable to noncontrolling interests	$41,897	—	—
Net (loss) applicable to Surgalign Holdings, Inc.	$(84,651)	$(33,783)	$(211,642)

Other comprehensive (loss) income:
Unrealized foreign currency translation loss (gain)	(596)	(23)	351
Total other comprehensive loss	$(84,055)	$(33,760)	$(211,993)

Net loss from continuing operations per share applicable to Surgalign Holdings, Inc. - basic	$(1.00)	$(2.61)	$(3.55)
Net income from discontinued operations per share applicable to Surgalign Holdings, Inc. - basic	(0.03)	2.16	0.53
Net loss per share applicable to Surgalign Holdings, Inc.- basic	(0.69)	(0.45)	(3.02)

Net loss from continuing operations per share applicable to Surgalign Holdings, Inc. - diluted	$(1.00)	$(2.61)	$(3.55)
Net income from discontinued operations per share applicable to Surgalign Holdings, Inc. - diluted	(0.03)	2.16	0.53
Net loss per share applicable to Surgalign Holdings, Inc. - diluted	(0.69)	(0.45)	(3.02)

Weighted average shares outstanding - basic	122,592,569	74,403,155	70,150,492
Weighted average shares outstanding - diluted	122,592,569	74,403,155	70,150,492
See notes to consolidated financial statements.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity	Mezzanine Equity
Balance, January 1, 2019	$64	$433,143	$(7,270)	$(239,537)	$(4,869)	$181,531	$—
Net loss	—	—	—	(211,642)	—	(211,642)	—
Foreign currency translation adjustment	—	—	(359)	—	—	(359)	—
Exercise of common stock options	—	395	—	—	—	395	—
Equity instruments issued in connection with Paradigm Spine acquisition - net of fees	11	60,719	—	—	—	60,730	—
Stock-based compensation	—	4,367	—	—	—	4,367	—
Purchase of treasury stock	—	—	—	—	(272)	(272)	—
Amortization of preferred stock	—	(186)	—	—	—	(186)	—
Balance, December 31, 2019	75	498,438	(7,629)	(451,179)	(5,141)	34,564	—
Net loss	—	—	—	(33,783)	—	(33,783)	—
Foreign currency translation adjustment	—	—	23	—	—	23	—
Foreign currency translation adjustment related to the impact of discontinued operations	—	—	5,190	—	—	5,190	—
Vesting of Restricted Stock Awards	—	22	—	—	—	22	—
Equity instruments issued in connection with the Holo acquisition	6	12,244	—	—	—	12,250	—
Stock-based compensation	—	6,528	—	—	—	6,528	—
Purchase of treasury stock	—	—	—	—	(515)	(515)	—
Amortization of preferred stock	—	(109)	—	—	—	(109)	—
Balance, December 31, 2020	81	517,123	(2,416)	(484,962)	(5,656)	24,170	—
Net (loss) income	—	—	—	(84,651)	—	(84,651)	(41,897)
Foreign currency translation adjustment	—	—	596	—	—	596	—
Exercise of common stock options	—	23	—	—	—	23	—
Stock-based compensation	—	5,212	—	—	—	5,212	—
Purchase of treasury stock	—	—	—	—	(196)	(196)	—
Share offering	58	82,268	—	—	—	82,326	—
Warrant issuance costs	—	(24,798)	—	—	—	(24,798)	—
Equity instruments issued in connection with Prompt Prototypes, LLC	—	221	—	—	—	221	—
Equity instruments issued in connection with the INN acquisition	7	4,920	—	—	—	4,927	—
Purchase of noncontrolling interest	—	—	—	—	—	—	51,903
Purchases of stock in the ESPP plan	1	406	—	—	—	407	—
Balance, December 31, 2021	$147	$585,375	$(1,820)	$(569,613)	$(5,852)	$8,237	$10,006
See notes to consolidated financial statements.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands, except share data)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(126,548)	$(33,783)	$(211,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,479	6,581	22,675
Provision for bad debts and product returns	2,064	4,286	2,937
Change in fair value of warrant liability	(14,736)	—	—
Provision for inventory write-downs	9,096	17,691	8,493
Investor Fee	2,119	—	—
Revenue recognized due to change in deferred revenue	—	(2,618)	(4,906)
Deferred income tax provision	(171)	(1,807)	17,066
Stock-based compensation	5,212	6,528	4,367
Asset impairment and abandonments	12,195	14,773	97,341
Goodwill impairment	—	—	140,003
Asset acquisition expenses	72,087	94,999	—
Loss (Gain) on acquisition contingency	(4,587)	4,753	(76,033)
Paid in kind interest expense	—	—	4,408
Loss on extinguishment of debt	—	2,686	—
Bargain purchase gain	(90)	—	—
Amortization of debt issuance costs	—	283	—
Amortization of debt discount	—	2,479	—
Derivative loss	—	12,641	—
Loss (gain) on sale of OEM business (discontinued operations)	6,316	(209,800)	—
Other	24	279	1,673
Change in assets and liabilities:
Accounts receivable	5,701	4,444	(9,013)
Inventories	(15,480)	(12,607)	(14,219)
Accounts payable	(3,112)	5,306	(974)
Accrued expenses and income taxes payable	10,542	3,731	4,489
Right-of-use asset and lease liability	(2,542)	—	—
Contract liability	—	2,956	2,000
Other operating assets and liabilities	(12,361)	(11,839)	1,879
Net cash used in operating activities	(51,792)	(88,038)	(9,456)
Cash flows from investing activities:
Payments for OEM working capital adjustment	(5,430)	—	—
Purchases of property and equipment	(13,423)	(10,115)	(14,426)
Acquisition of INN	(5,000)	—	—
Patent and acquired intangible asset costs	(649)	(3,923)	(2,007)
Proceeds from sale of OEM business	—	437,097	—
Acquisition of Prompt Prototype, net of cash acquired	(330)	—	—
Acquisition of Paradigm Spine	—	—	(99,692)
Acquisition of Holo Surgical	—	(32,117)	—
Net cash provided by (used in) investing activities	(24,832)	390,942	(116,125)
Cash flows from financing activities:
Share offering proceeds, net	82,326	—	—
Proceeds from exercise of common stock options	23	22	395
Proceeds from Employee Stock Purchase Program (ESPP)	407	—	—
Repayment of short-term obligations	—	(76,912)	—
Proceeds from long-term obligations	—	89,892	121,500
Payments of debt issuance costs	—	(1,740)	(826)
Payments on long-term obligations	—	(207,266)	(500)
Payments for treasury stock	(196)	(515)	(273)
Redemption of preferred stock	—	(66,519)	—
Net cash provided by (used in) financing activities	82,560	(263,038)	120,296
Effect of exchange rate changes on cash and cash equivalents	1,389	(1,512)	(56)
Net increase (decrease) in cash and cash equivalents	7,325	38,354	(5,341)
Cash and cash equivalents, beginning of period	43,962	5,608	10,949
Cash and cash equivalents, end of period	$51,287	$43,962	$5,608
Supplemental cash flow disclosure:
Cash paid for interest	$—	$14,964	$7,121
Cash paid for income taxes, net of refunds	7,990	7,103	(1,994)
Non-cash acquisition of property and equipment	195	750	1,468
Non-cash common stock issuance - Prompt	221	—	—
Non-cash acquisition of INN	14,909	—	—

See notes to consolidated financial statements.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2021, 2020 and 2019
(In thousands, except share, per share data or otherwise noted)
1. Business
Surgalign Holdings, Inc. (the “Company”), (formerly known as RTI Surgical Holdings, Inc. (“RTI”)) is a global medical technology company focused on elevating the standard of care through the evolution of digital health. Uniquely aligned and resourced to advance the standard of care, the company is building technologies physicians and other health providers will look to for what is truly possible for their patients. Surgalign is focused on developing solutions that predictably deliver superior clinical and economic outcomes. On January 14, 2022, we received FDA 510(k) clearance for HOLO Portal™, a surgical guidance system utilizing augmented reality ("AR") and artificial intelligence ("AI") to intraoperatively assist spine surgery. HOLO Portal™ technology combines image-based guidance with AR, automated spine segmentation, and automated surgical planning utilizing proprietary AI software. Intraoperative 3D digital imaging is autonomously processed by the system to create a patient-specific plan that is presented to the surgeon using an AR display. We are developing additional applications utilizing HOLO™ AI technology for use in multiple clinical specialties across the continuum of patient care. The first example of this is with the acquisition of an equity interest in Inteneural Networks, Inc. ("INN") which uses proprietary AI technology to autonomously segment and identify neural structures in medical images. We believe HOLO™ AI, our portfolio of neural network technologies, is one of the most advanced artificial intelligence technologies being applied to surgery.
In addition to the development of our digital health products we have a broad portfolio of spinal hardware implants, including solutions for fusion procedures in the lumbar, thoracic, and cervical spine, motion preservation solutions for the lumbar spine, and a minimally invasive surgical implant system for fusion of the sacroiliac joint. We also have a biomaterials portfolio of advanced and traditional orthobiologics.
We currently market and sell products to hospitals, ambulatory surgery centers, and healthcare providers in the United States and in more than 50 countries worldwide. We are headquartered in Deerfield, Illinois, with commercial, innovation and design centers in San Diego, California; Wurmlingen, Germany; and Warsaw, Poland.
Acquisition of equity interest in INN
On December 30, 2021, we completed a Stock Purchase Agreement (“Purchase Agreement”) to acquire 42% of INN for a non-exclusive license to use INN's proprietary AI technology for autonomously segmenting and identifying neural structures in medical images and helping identify possible pathological states to advance our digital health strategy. INN is a private technology company that is developing technology that harnesses machine learning ("ML") and AI to autonomously and accurately identify and segment neural structures in medical images and integrate specific reference information regarding possible pathological states to physicians caring for patients. As consideration for the 42% ownership, we paid total consideration of $19.9 million which consisted of $5.0 million in cash, issuance to the Sellers 6,820,792 shares of our common stock with a fair value of $4.9 million and issuance of unsecured promissory notes to the Sellers in an aggregate principal amount of $10.6 million with a fair value of $10.0 million. As part of the transaction, subject to certain contingencies, the Company must purchase up to 100% of the equity of INN if the three additional clinical, regulatory, and revenue milestones are met. With the achievement off each milestone and the satisfaction of the related contingencies, the Company will acquire an additional 19.3% equity interest in INN for $19.3 million.
Prompt Prototypes LLC Acquisition
On April 30, 2021, The Company, entered into an Asset Purchase Agreement with Prompt Prototype LLC ("Prompt"). The Company purchased the assets of Prompt to expand its research and development capabilities and create the capacity to produce certain medical prototypes. Pursuant to the terms of the Agreement, the Company purchased specific assets and assumed certain liabilities of Prompt for a purchase agreement price of $1.1 million. At the closing, the Company paid $0.3 million of cash and issued restricted shares with an aggregate fair market value of $0.2 million to the seller. The remaining $0.6 million of the purchase price will be paid to the seller, contingent on the continued employment with the Company, in the form of cash and restricted shares in two equal amounts on the 18th and 36th month anniversary of the closing date. These payments are considered future compensation.

Holo Surgical Acquisition
On October 23, 2020, the Company completed the acquisition of Holo Surgical Inc. (“Holo Surgical”) pursuant to the Stock Purchase Agreement dated as of September 29, 2020 (the “Holo Surgical Purchase Agreement”), by and among the Company, Roboticine, Inc. (the “Seller”) and the other parties signatory thereto. Holo Surgical is a privately-held company that is developing the HOLO™ technology, to enable digital spine surgery. As consideration for the transactions contemplated by the Holo Surgical Purchase Agreement, at closing, the Company paid to the Seller $30.0 million in cash and issued to the Seller 6,250,000 shares of its common stock with a fair value of $12.3 million. In addition, the Seller will be entitled to receive contingent consideration from the Company valued in an aggregate amount of $51.9 million as of December 31, 2021, which must be first paid in shares of the Company’s common stock (in an amount up to 8,650,000 shares) and then paid in cash thereafter, contingent upon and following the achievement of certain regulatory, commercial and utilization milestones by specified time periods occurring up to the sixth (6th) anniversary of the closing. The first milestone was achieved on January 14, 2022, when Holo was cleared by the FDA. Subsequently this milestone was paid by issuing 8,650,000 share of common stock at a value of $5.9 million and the Company also paid $4.1 million in cash for a total payment for achieving the milestone of $10.0 million. The number of shares of common stock issued as contingent consideration with respect to the achievement of a post-closing milestone, if any, will be calculated based on the volume weighted average price of the common stock for the five (5) day trading period commencing on the opening of trading on the third trading day following the achievement of the applicable milestone.
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
In connection with the sale of the OEM Businesses on July 20, 2020, the Company (i) paid in full its $80.0 million revolving credit facility under that certain Credit Agreement dated as of June 5, 2018, by and among Surgalign Spine Technologies, Inc. (formerly known as RTI Surgical, Inc.), as borrower, Pioneer Surgical Technology, Inc., our wholly-owned subsidiary, as a borrower, the other loan parties thereto as guarantors, JPMorgan Chase Bank, N.A., as lender and as administrative agent for the JPM Lenders, as amended (the “2018 Credit Agreement”), (ii) terminated the 2018 Credit Agreement, (iii) paid in full its $100.0 million term loan and $30.0 million incremental term loan commitment under that certain Second Lien Credit Agreement, dated as of March 8, 2019, by and among Surgalign Spine Technologies, Inc., as borrower, the lenders party thereto from time to time and Ares Capital Corporation, as administrative agent for the other lenders party thereto, as amended (the “2019 Credit Agreement”) and (iv) terminated the 2019 Credit Agreement.
Refer to Note 5 for further discussion on Discontinued Operations.
Retirement of Series A Convertible Preferred Stock
On July 17, 2020, the Company received a notification from WSHP Biologics Holdings, LLC (“WSHP”) seeking redemption on or before September 14, 2020, of all of the outstanding shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”), all of which are held by WSHP. On July 24, 2020, the Company redeemed the Series A Preferred Stock for approximately $66.5 million, a Certificate of Retirement was filed with the Delaware Secretary of State retiring the Series A Preferred Stock, and the WSHP representatives on the Company’s Board of Directors, Curtis M. Selquist and Chris Sweeney resigned from the Board of Directors.

COVID-19
The continued effects of the coronavirus (“COVID-19”) pandemic, as well as the corresponding governmental response and the Company’s management of the crisis has had a significant impact on the Company’s business. The consequences of the outbreak and impact on the global economy continue to evolve, and the full extent of the impact is uncertain with the existence of variant strains of COVID-19. The variant strains have and will continue to lead to a rise in infections resulting in the reinstatement of certain restrictions previously in place on a global scale.
Beginning in 2020, many hospitals and other medical facilities canceled elective surgeries, reduced and diverted staffing and diverted other resources to patients suffering from the infectious disease and limited hospital access for non-patients, including the Company’s direct and indirect sales representatives. Because of the COVID-19 pandemic, surgeons and their patients have been required, or are choosing, to defer procedures in which the Company’s products would be used, and many facilities that specialize in the procedures in which the Company’s products would be used have closed or reduced operating hours. The Company continue to see these measures taken through year end and impact from Omicron negatively impacting the ability of the Company’s employees and distributors to effectively market and sell its products. In addition, even after the pandemic subsides and/or governmental orders no longer prohibit or recommend against performing such procedures, patients may continue to defer such procedures out of concern of being exposed to COVID-19.
The COVID-19 pandemic has also caused adverse effects on general commercial activity and the global economy, which led to an economic slowdown in 2020, and which has adversely affected the Company’s business, operating results, or financial condition. The adverse effect of the pandemic on the broader economy has also negatively affected demand for procedures using the Company’s products, and could cause one or more of the Company’s distributors, customers, and suppliers to experience financial distress, cancel, postpone, or delay orders, be unable to perform under a contract, file for bankruptcy protection, go out of business, or suffer disruptions in their business. This could impact the Company’s ability to provide products and otherwise operate its business, as well as increase its costs and expenses.
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
The above and other continued disruptions to the Company’s business as a result of COVID-19, has resulted in a material adverse effect on its business, operating results and financial condition. Although vaccines have recently been made available, it remains uncertain when our business will return to normal operations. The full extent to which the COVID-19 pandemic will impact the Company’s business will depend on future developments that are highly uncertain and cannot be accurately predicted, including the possibility that new adverse information may emerge concerning COVID-19 and additional actions to contain it or treat its impact may be required.
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
As of December 31, 2021, the Company had cash of $51.3 million and an accumulated deficit of $569.6 million. For the year ended December 31, 2021, the Company had a loss from continuing operations of $122.9 million and a net loss applicable to Surgalign Holdings, Inc. of $84.7 million. The Company has incurred losses from operations in the previous two fiscal years and did not generate positive cash flows from operations in fiscal year 2021 nor in 2020.

On February 15, 2022, we issued and sold in an underwritten public offering 43,478,264 shares of its common stock (or pre-funded warrants to purchase common stock in lieu thereof) and warrants to purchase up to an aggregate of 32,608,698 shares of common stock at a combined effective public offering price of $0.46 per share of common stock (or pre-funded warrant) and investor warrants to purchase up to an aggregate of 32,608,698 shares at a strike price of $0.60 and are exercisable over the next five years. The Company, also in connection with the offering, issued placement agent warrants to purchase an aggregate of up 2,608,696 shares of common stock at a strike price of $0.575 per share. We received net proceeds of $17.8 million from the offering after deducting investor and other filing fees of $2.2 million.
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
The Company is projecting it will continue to generate significant negative operating cash flows over the next 12-months and beyond. In management's evaluation of the going concern conclusion we considered the following i) continued COVID-19 uncertainties; ii) negative cash flows that are projected over the next 12-month period; iii) uncertainty regarding potential settlements related to ongoing litigation and regulatory investigations; and iv) approximately $25.6 million of the total contingent consideration of $51.9 million are expected to become due to the former owners of Holo Surgical if certain milestones are met over the next 12 months which would be paid in cash; v) total payments of $10.3 million at fair value for INN related milestones are expected to be paid in cash when milestones are achieved in the future and; vi) seller notes in the amount of $10.0 million a fair value due to the seller of INN on December 31, 2024; and vii) various supplier minimum purchase agreements. The Company’s operating plan for the next 12-month period also includes continued investments in its product pipeline including both within digital health and hardware and biologics, which will necessitate additional financing. In addition to these efforts the Company will need continued capital and cash flows to fund the future operations through 2022 and beyond. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide. If cash resources are insufficient to satisfy the Company’s on-going cash requirements through 2022, the Company will be required to scale back operations, reduce research and development expenses, and postpone, as well as suspend capital expenditures, in order to preserve liquidity. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.
In consideration of the inherent risks and uncertainties and the Company’s forecasted negative cash flows as described above, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued. Management continually evaluates plans to raise additional debt and/or equity financing and will attempt to curtail discretionary expenditures in the future, if necessary, however, in consideration of the risks and uncertainties mentioned, such plans cannot be considered probable of occurring at this time.
The recoverability of a major portion of the recorded asset amounts shown in the Company’s accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its funding requirements on a continuous basis, to maintain existing financing and to succeed in its future operations. The Company’s consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.
2. Summary of Significant Accounting Policies
Principles of Consolidation— The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Surgalign, Inc., Paradigm Spine, LLC (“Paradigm”), Pioneer Surgical Technology, Inc. (“Pioneer Surgical”), Zyga Technology, Inc. (“Zyga”) and Holo Surgical Inc. (“Holo Surgical”). The Company consolidates the accounts of Inteneural Networks, Inc. ("INN"), a 42% owned subsidiary as control is achieved through means other than voting rights ("variable interest entities" or "VIE") as the Company is deemed to be the primary beneficiary of INN . The financial positions and operating results of the disposed OEM Businesses have been reported as discontinued operations in the consolidated financial statements in the current as well as prior comparative periods. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). All intercompany balances and transactions have been eliminated in consolidation.
Reclassification—The Company reclassified certain amounts from prior periods to conform with current period presentation of certain consolidated financial statements with no effect on previously reported net income, equity, total assets, or total liabilities.
Use of Estimates—The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Estimates and assumptions relating to inventories, receivables, long-lived assets, contingent considerations, and litigation are made at the end of each financial reporting period by management. Actual results could differ from those estimates.
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
Cash and Cash Equivalents— The Company considers all funds in banks and short-term highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash equivalents comprise overnight repurchase agreements. Cash balances are held at a few financial institutions and usually exceed insurable amounts. The Company mitigates this risk by depositing its uninsured cash in major well capitalized financial institutions. At December 31, 2021 and 2020, the Company had no cash equivalents.
Accounts Receivable Allowances— The Company maintains the allowance for estimated losses resulting from the inability of its customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations. Write-off activity and recoveries for the years were not material.
Inventories— Inventories are stated at lower of cost or net realizable value, with cost determined using the first-in, first-out method. Non-current inventory represents those the Company anticipates will not be sold within the next year. Non-current inventory is estimated by comparing historical and projected sales trends and inventory quantities on hand. Inventory is evaluated for obsolescence and excess quantities by analyzing inventory levels, historical loss trends, expected product lives, product at risk of expiration, sales levels by product and projections of future sales demand.
The Company’s calculation of the amount of inventory that is excess, obsolete, or will expire prior to sale has two components: 1) compares projected sales, expected consumption and historical sales to inventory quantities on hand; and 2) for expiring inventory management assesses the risk related to inventory that is near expiration by analyzing historical expiration trends to project inventory that will expire prior to being sold. The Company’s consumption model assumes that inventory will be sold on a first-in-first-out basis. The Company’s metal inventory does not expire and can be re-sterilized and sold; however, the Company assesses quantities on hand, historical sales, projected sales, the number of forecasted years, safety stock and those products we have determined to sunset when calculating the estimate.
Property and equipment—Property and equipment are stated at cost less accumulated depreciation. The cost of leasehold improvements is amortized on the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Included in property and equipment are costs related to purchased software that are capitalized. Surgical instruments which are included in property and equipment are handheld devices used by surgeons during implant procedures. The Company retains title to the surgical instruments. Depreciation for surgical instruments is included in general and administrative expenses in the accompanying consolidated statements of comprehensive loss.
Depreciation is computed on the straight-line method over the following estimated useful lives of the assets:

Processing equipment	7 to 10 years
Office equipment, furniture and fixtures	5 to 7 years
Computer equipment and software	3 to 7 years
Surgical instruments	1 year
Internal use Software- The Company accounts for its costs to develop computer software for internal use in accordance with Accounting Standards (“ASC”) 350-40, Internal use Software. These costs are directly attributable to the development and implementation of the new ERP system. The Company capitalizes the costs incurred during the application development stage, which generally include costs to design the software configuration and interfaces, coding, installation, and testing.
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
Warrant Financing—The Company accounts for its warrants as derivative liabilities as the warrants did not meet the criteria for the equity scope exception from derivative accounting. As derivatives, these warrants were measured at fair value at inception and will be remeasured at each reporting date with changes in fair value recognized in the consolidated statements of comprehensive loss in the period of change.
Debt Issuance Costs—Debt issuance costs include costs incurred to obtain financing and are amortized using the straight-line method, which approximates the effective interest method, over the life of the related debt. Debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. No amounts are recorded as debt issuance costs for December 31, 2021 and 2020.
Long-Lived Assets—The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying value of an asset may not be recoverable. Recoverability is measured by a comparison of the carrying amount to the net undiscounted cash flows expected to be generated by the asset. An impairment loss would be recorded for the excess of net carrying value over the fair value of the asset impaired. The fair value is estimated based on expected discounted future cash flows. The results of impairment tests are subject to management’s estimates and assumptions of projected cash flows and operating results. Changes in assumptions or market conditions could result in a change in estimated future cash flows and the likelihood of materially different reported results. Because the Company’s forecasted cash flow is negative, Long-lived assets, including property and equipment and intangible assets subject to amortization were impaired and written down to their estimated fair values in 2021 and 2020.
Other Intangible Assets —Other intangible assets, which constitutes finite lives assets, generally consist of patents, acquired exclusivity rights, licensing rights, distribution agreements, and procurement contracts. Patents are amortized on the straight-line method over the shorter of the remaining protection period or estimated useful lives of between 8 and 16 years. Trade names, procurement contracts, customer lists, acquired exclusivity rights, and distribution agreements are amortized over estimated useful lives of between 5 to 25 years. For the years ended December 31, 2021, 2020 and 2019, the amortization expense is $0.0 million, $0.9 million and $10.7 million , respectively.
Revenue Recognition— The Company recognizes revenue upon transfer of control of promised implants in an amount that reflects the consideration it expects to receive in exchange for those products. The Company typically transfers control at a point in time upon shipment or delivery of the implants for direct sales, or upon implantation for sales of consigned inventory. The customer is able to direct the use of, and obtain substantially all of the benefits from, the implant at the time the implant is shipped, delivered, or implanted, respectively based on the terms of the contract.
The Company’s performance obligations consist mainly of transferring control of implants identified in the contracts. The Company’s transaction price is generally fixed. Any discounts or rebates are estimated at the inception of the contract and recognized as a reduction of the revenue. We generally do not bill customers for shipping and handling of our products. We treat shipping and handling costs performed after a customer obtains control of the good as a fulfillment cost and record these costs as a selling expense when incurred. Some of the Company’s contracts offer assurance-type warranties in connection with the sale of a product to a customer. Assurance-type warranties provide a customer with assurance that the related product will function as the parties intended because it complies with agreed-upon specifications. Such warranties do not represent a separate performance obligation and are not material to the consolidated financial statements.
Stock-Based Compensation Plans—The Company accounts for its stock-based compensation plans in accordance with ASC 718, Accounting for Stock Compensation (“ASC 718”).
ASC 718 requires the measurement and recognition of compensation expense for all stock-based awards made to employees and directors, including restricted stock awards, restricted stock units, stock options and the employee stock purchase plan ("ESPP") purchase rights (i.e., equity-classified awards).
Under the provisions of ASC 718, stock-based compensation cost for equity-classified awards is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense on a straight-line basis over the requisite service period of the entire award (generally the vesting period of an option, including graded vesting schedules, or share award and the offering period of an ESPP purchase right award).
The Company currently measures the grant date fair value of restricted stock awards and restricted stock units based on the market value of the Company’s stock on the grant date. Prior to 2021 the Company used a Monte Carlo simulation model to estimate the grant date fair value of certain restricted stock awards that contain a market condition.
The Company uses the Black-Scholes model to value its stock option grants and ESPP purchase rights. The fair value of stock options and awards is determined on the grant date, and the fair value of the ESPP purchase rights is determined on the offering date using assumptions for the expected term, expected volatility, dividend yield, and the risk-free interest rate. The details of those assumptions, is as follows:
•The term assumption for stock options is primarily based on the contractual vesting term and historic data related to exercise and post-vesting expiration history experienced by the Company. The Company uses the simplified method for estimating the expected term used to determine the fair value under ASC 718. The expected term is determined separately for the Company’s directors and employees. The term assumption for ESPP purchase is primarily based on the offering period.
•The Company’s anticipated volatility level for both stock options and ESPP purchase rights are primarily based on the historic volatility of the Company’s common stock.
•The Company’s models for stock options and ESPP purchase rights includes a 0% expected dividend yield assumption, as the Company has not historically paid, nor does it anticipate paying dividends on its common stock.
•The risk-free interest rate approximates recent U.S. Treasury note auction results with a similar life to that of the option or ESPP purchase right. The Company’s model does not include a discount for post-vesting restrictions, as the Company has not issued awards with such restrictions.
The compensation cost recognized for stock options is determined based on the grant date fair value of the options and the number of options granted, net of an estimated forfeiture rate. The Company’s estimate of pre-vesting forfeitures is primarily based on the recent historical experience of the Company and is adjusted to reflect actual forfeitures. The compensation cost recognized for restricted stock awards, restricted stock units, and ESPP purchase rights is determined based on the grant date fair value of the awards.
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

Contingent Consideration— The Company accounts for the contingent consideration related to the Holo Surgical Acquisition as a liability in accordance with the guidance of ASC 480, Distinguishing Liabilities from Equity, because the contingent consideration represents a conditional obligation that has a fixed monetary value known at inception and we may settle by issuing a variable number of our equity shares. The liability is recorded at its fair value at inception and shall be marked to market subsequently at the end of each reporting period, with any change recognized in the current earnings. See Note 7 for further discussion related to the Holo Surgical Acquisition.
Noncontrolling Interest— The Company's consolidated noncontrolling interest is comprised of its investment in INN. The Company evaluated whether noncontrolling interest is subject to redemption features outside of the Company's control. We evaluated noncontrolling interest to determine whether it is currently redeemable for cash or probable of being redeemable for cash in the future within the mezzanine section of the consolidated balance sheet. As the noncontrolling interest is not currently redeemable, and is only redeemable upon the occurrence of FDA approval, we will not remeasure at each reporting period until approval is obtained.
Treasury Stock — The Company may periodically repurchase shares of its common stock from employees for the satisfaction of their individual payroll tax withholding upon vesting of restricted stock awards in connection with the Company’s incentive plans. The Company’s repurchases of common stock are recorded at the stock price on the vesting date of the common stock. The Company repurchased 109,018 , 159,354, and 64,044 shares of its common stock for $0.2 million, $0.5 million, and $0.3 million for the years ended December 31, 2021, 2020, and 2019, respectively.
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
a.If all necessary conditions have been satisfied by the end of the period (the events have occurred), those shares shall be included as of the beginning of the period in which the conditions were satisfied (or as of the date of the contingent stock agreement, if later).
b.If all necessary conditions have not been satisfied by the end of the period, the number of contingently issuable shares included in diluted EPS shall be based on the number of shares, if any, that would be issuable if the end of the reporting period were the end of the contingency period (for example, the number of shares that would be issuable based on current period earnings or period-end market price) and if the result would be dilutive. Those contingently issuable shares shall be included in the denominator of diluted EPS as of the beginning of the period (or as of the date of the contingent stock agreement, if later).
Other Operating Income— Included within "Other operating income, net" for the year ended December 31, 2021, is $3.9 million related to the settlement received by the Company from OEM related to inventory purchased during the year that was also paid for by the Company at the date of acquisition.
3. Recently Issued and Adopted Accounting Standards.
In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40). The guidance provides simplifications of the accounting for convertible instruments and reduces the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models results in fewer embedded conversion features being separately recognized from the host contract as compared with current U.S. GAAP. The guidance is effective for public business entities for fiscal years beginning after December 15, 2021. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. As of January 1, 2022, the Company adopted ASU 2020-06 and it did not have a material impact on the consolidated financial statements.
4. Leases
The Company’s leases are classified as operating leases and includes office space, automobiles, and copiers.  The Company does not have any finance leases and the Company’s operating leases do not have any residual value guarantees, restrictions or covenants. As of December 31, 2021 the only lease that has yet to commence is for our San Diego Research and Design Center, which is expected to open in 2022. The majority of our leases have remaining lease terms of 1 to 8 years, some of which include options to extend or terminate the leases. The option to extend or terminate is only included in the lease term if the Company is reasonably certain of exercising that option. Operating lease ROU assets are presented within other assets-net on the consolidated balance sheet. The current portion of operating lease liabilities are presented within accrued expenses, and the non-current portion of operating lease liabilities are presented within other long-term liabilities on the consolidated balance sheet. Short-term leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet.
A subset of the Company’s automobile and copier leases contain variable payments. The variable lease payments for such automobile leases are based on actual mileage incurred at the standard contractual rate. The variable lease payments for such copier leases are based on actual copies incurred at the standard contractual rate. The variable lease costs for all leases are immaterial.
The components of operating lease expense were as follows:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020	For the Year Ended December 31, 2019
Operating lease cost	$706	$1,179	$1,108
Short-term operating lease cost	335	—	36
Total operating lease cost	$1,041	$1,179	$1,144
Supplemental cash flow information related to operating leases was as follows:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities	$1,237	$1,313
ROU assets obtained in exchange for lease obligations	57	242
Supplemental balance sheet information related to operating leases was as follows:

	Balance Sheet Classification	Balance at December 31, 2021	Balance at December 31, 2020
Assets:
Right-of-use assets	Other assets - net	$876	$1,425
Liabilities:
Current	Accrued expenses	$294	$650
Noncurrent	Other long-term liabilities	947	1,200
Total operating lease liabilities		$1,241	$1,850
The weighted-average remaining lease terms and discount rates were as follows:

	For the Year Ended December 31, 2021	For the Year Ended December 31, 2020
Weighted-average remaining lease term (years)	6.3	5.5
Weighted-average discount rate	5.09%	4.92%

As of December 31, 2021, maturities of operating lease liabilities were as follows:

Maturity of Operating Lease Liabilities	Balance at December 31, 2021
2022	$374
2023	217
2024	173
2025	161
2026	159
2027 and beyond	398
Total future minimum lease payments	1,482
Less imputed interest	(241)
Total	$1,241
5. Discontinued Operations
In connection with the Transactions, on July 20, 2020, the Company completed the disposition of its OEM Businesses. Accordingly, the OEM Businesses are reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations (“ASC 205-20”). The results of operations from the OEM Businesses are classified as discontinued operations in the consolidated statements of comprehensive income/(loss). There were no assets or liabilities of the OEM Business as of year(s) ended December 31, 2021 or December 31, 2020, due to the transaction occurring on July 20, 2020. Applicable amounts in prior years have been recast to conform to this discontinued operations presentation.
In accordance with the terms and conditions in the OEM Purchase Agreement and approved by respective lenders, on July 20, 2020, the Company (i) paid in full its $80.0 million revolving credit facility under the 2018 Credit Agreement; (ii) terminated the 2018 Credit Agreement; (iii) paid in full its $100.0 million term loan and $30.0 million incremental term loan commitment under the 2019 Credit Agreement; and (iv) terminated the 2019 Credit Agreement. The related obligations as of December 31, 2019, as well as the related interest expense and debt issuance costs for the years ended December 31, 2021, 2020 and 2019 related to these loans have been included in the discontinued operations.

The following table presents the financial results of the discontinued operations:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2021	2020	2019
Major classes of line items constituting net income from discontinued operations:
Revenues	$—	$87,192	$190,961
Costs of goods sold	—	49,678	104,482
Gross profit	—	37,514	86,479
Expenses:
General and administrative	—	12,889	22,279
Severance and restructuring costs	—	604	—
Transaction and integration expenses	—	23,598	3,160
Total operating expenses	—	37,091	25,439
Operating income	—	423	61,040
Other expense (income):
OEM working capital adjustment	6,316	—	—
Interest expense	—	14,965	12,571
Loss on extinguishment of debt	—	2,686	—
Derivative loss	—	12,641	—
Foreign exchange (gain) loss	—	(3)	17
Total other expense - net	6,316	30,289	12,588
(Loss) income from discontinued operations	(6,316)	(29,866)	48,452
Gain on sale of net assets of discontinued operations	—	209,800	—
(Loss) Income from discontinued operations before income tax provision	(6,316)	179,934	48,452
Income tax (benefit) provision	(2,674)	19,522	11,316
Net (loss) income on discontinued operations	$(3,642)	$160,412	$37,136
In accordance with ASC 205-20, only expenses specifically identifiable and related to a business to be disposed may be presented in discontinued operations. As such, the general and administrative expenses in discontinued operations include corporate costs incurred directly to solely support the Company’s OEM Businesses.
The Company applied the “Intraperiod Tax Allocation” rules under ASC 740, Income Taxes (“ASC 740”), which requires the allocation of an entity’s total annual income tax provision among continuing operations and, in the Company’s case, discontinued operations.
On December 1, 2020, pursuant to the OEM Purchase Agreement, the Company received a notice from the Buyer indicating that a post-closing adjustment in an amount of up to $14.0 million may be owed in respect of the working capital adjustment paid at closing. On June 3, 2021, the firm engaged to resolve the dispute issued a binding, non-appealable resolution whereby it was determined the Company was liable for $5.8 million of the disputed amount, which was finalized and paid during the second quarter of 2021. The final settlement was expensed under "Income (loss) from operations of discontinued operations" in our consolidated statements of comprehensive income/(loss).
Total operating and investing cash flows of discontinued operations for the years ended December 31, 2021, 2020, and 2019 are comprised of the following, which exclude the effect of income taxes:

	Year Ended December 31,	Year Ended December 31,	Year Ended December 31,
	2021	2020	2019
Significant operating non-cash reconciliation items:
Depreciation and amortization	$—	$2,125	$4,466
Provision for bad debts and product returns	$—	$456	$101
Provision for inventory write-downs	$—	$—	$6,340
Revenue recognized due to change in deferred revenue	$—	$(2,618)	$(4,906)
Deferred income tax (benefit) provision	$—	$(1,609)	$(3,989)
Stock-based compensation	$—	$792	$540
Gain on sale of discontinued assets, net	$—	$(209,800)	$—
Paid in kind interest expense	$—	$—	$4,408
Loss on extinguishment of debt	$—	$2,686	$—
Amortizations of debt issuance costs	$—	$283	$—
Amortizations of debt discount	$—	$2,479	$—
Significant investing items:
Payments for OEM working capital adjustment	$(5,430)	$—	$—
Purchases of property and equipment	$—	$(1,867)	$(6,866)
Patent and acquired intangible asset costs	$—	$(419)	$(578)
Proceeds from sale of OEM Businesses	$—	$437,097	$—
6. Revenue from Contracts with Customers
Disaggregation of Revenue
The Company’s entire revenue for the years ended December 31, 2021, 2020, and 2019, were recognized at a point in time. The following table represents total revenue by geographical region for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31, 2021	Year Ended December 31, 2020	Year Ended December 31, 2019
Revenues:
Domestic	$77,927	$85,612	$97,703
International	12,573	16,137	19,720
Total revenues from contracts with customers	$90,500	$101,749	$117,423
7. Business Combinations and Acquisitions
Inteneural Networks Inc.
On December 30, 2021, the Company entered into a Stock Purchase Agreement with Dearborn Capital Management LLC, and Neva, LLC, a Delaware limited liability company (collectively the sellers of INN), that are owned by Krzysztof Siemionow, MD, PhD (“Siemionow”), Pawel Lewicki, PhD ("Lewicki") respectively to acquire a 42% equity interest in the issued and outstanding shares of INN for a non-exclusive right to use their proprietary technology. Lewicki is a member of the Board of Directors (the “Board”) and Siemionow is the Company's Chief Medical Officer.

INN is a medical high-tech company, specializing in AI and big data learning analysis of brain imaging. INN has a proprietary AI technology that autonomously segments and identifies neural structures in medical images and helps identify possible pathological states. This technology has future applications in neurosurgery as well as the potential to address a wide variety of potential disorders, including dementia, autism, tumors, aneurysm, stroke, and neurovascular structures using magnetic resonance imaging and computed tomography platforms. The Company believes the transaction has the following benefits: i) the integration of INN’s ML and AI technologies positions the Company as a leader in intelligent digital health; ii) bringing INN’s intercranial capabilities to the HOLOTM platform, the Company can expand the applicability of HOLOTM AI technology into significant segments beyond spine, in particular neurosurgery; iii) the synergies in the research and development and eventual commercial functions should provide for a particularly efficient integration of INN’s technology and talent; and iv) the transaction materially contributes to the Company's mission to improve patient's lives through better outcomes.
As consideration for the 42% ownership we paid $19.9 million which consisted of $5.0 million in cash, issuance to the Sellers of 6,820,792 shares of our common stock, par value of $0.001, which had a fair value of $4.9 million and issuance of unsecured promissory notes to the Sellers in fair value of the principal in the amount of $10.0 million. In exchange for 42% equity interest the Company is able to use the proprietary AI technology as a nonexclusive licensee. As part of the transaction, the Company must purchase up to 100% of the equity of INN if the three additional clinical, regulatory, and revenue milestones are met. With each additional closing, the Company will acquire an additional 19.3% equity within INN for an additional $19.3 million in cash payment for each milestone.
Management has determined that the Company has obtained control through means other than voting rights as the Company is deemed to be the primary beneficiary and is the most closely associated decision maker under ASC 810, Consolidation. Based on this the Company has considered INN to be a VIE and has fully consolidated INN into the consolidated financial statements as of December 31, 2021. INN does not have any assets or liabilities as of December 31, 2021.
The Company further determined that substantially all of the fair value of INN was concentrated in the acquired in-process research and development ("IPR&D") asset in accordance with ASC 805, Business Combination and therefore accounted for this as an asset acquisition. The total consideration of the asset acquisition was determined to be $72.3 million, which consisted of cash consideration of $5.0 million, $4.9 million of fair value of shares issued to the seller, $10.0 million of seller notes issued to the sellers, direct and incremental expenses of $0.4 million incurred for the INN acquisition, $10.3 million in forward contracts related to the three potential milestone payments and $41.7 million in noncontrolling interest related to the 58% equity interest not purchased.
The total purchase price paid in the INN acquisition has been allocated to the net assets acquired based on the relative fair value as the completion of the acquisition, primarily including the IPR&D related to INN's development of their AI technology that autonomously segments neural structures and other intangible assets for assembled workforce. The neuro networks and segmentation has not yet reached technological feasibility and has no alternative use; thus, the purchased IPR&D was expensed immediately to the acquisition, resulting in a one-time charge of $72.1 million recognized in the asset acquisition expense line on the consolidated statement of comprehensive loss for the year ended December 31, 2021. Additionally, the intangible asset related to the assembled workforce, in the amount of $0.2 million was immediately impaired together with other intangible assets during the fourth quarter of 2021 due to the Company's negative projected cash flows.

The Company recorded non controlling interest of $52.0 million which is comprised of $41.7 million related to the investment in INN and $10.3 million related to the embedded forward contracts. Management determined that because the IPR&D asset was immediately expensed as it did not have technological feasibility. As a result of the transaction, the company recorded a $72.1 million loss within the consolidated Statements of Comprehensive Loss for the year ended December 31, 2021. This loss has a net impact of $30.2 million to Surgalign, and $41.9 million impact to INN.
Prompt Prototypes Acquisition
On April 30, 2021, the Company, entered into an Asset Purchase Agreement (the “Agreement”) with Prompt Prototypes LLC (“Prompt”). The Company purchased the assets of Prompt to expand its research and development capabilities and create the capacity to produce certain medical prototypes. Pursuant to the terms of the Agreement, the Company purchased specific assets and assumed certain liabilities of Prompt for a purchase agreement price of $1.1 million. At the closing, the Company paid $0.3 million of cash and issued restricted shares with an aggregate fair market value of $0.2 million to the sellers. The remaining $0.6 million of the purchase price will be paid to the seller, contingent on the continued employment with the Company, in the form of cash and restricted shares in two equal amounts on the 18th and 36th month anniversary of the closing date. These payments are considered future compensation.

The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed from the acquisition of Prompt as of April 30, 2021 (in thousands):

Balance at
April 30,
2021
Inventories	$140
Right-of-use assets	78
Property and equipment	528
Operating lease liabilities	(78)
Deferred tax liability	(28)
Net assets acquired	$640
Bargain purchase gain	(90)
Total purchase price	$550
Based on the purchase price, the fair value of the assets acquired and liabilities assumed exceeded the purchase price consideration resulting in a bargain purchase gain of $0.1 million and was recorded in "Other (income) expense – net" in our condensed consolidated statements of comprehensive income/(loss) for the year ended December 31, 2021. The bargain purchase was primarily driven by the potential future compensation expense in lieu of an increased purchase price. Purchase accounting has been finalized and no adjustments were made to those amounts originally recorded.
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
As consideration for the Holo Surgical Acquisition, the Company paid to the Seller $30.0 million in cash and issued to the Seller 6,250,000 shares of common stock, par value $0.001 of the Company (“Common Stock”). In addition, following the closing, the Seller will be entitled to receive contingent consideration from the Company valued in an aggregate amount of up to $83 million, to be paid through the issuance of Common Stock or the payment of cash, contingent upon and following the achievement of certain regulatory, commercial and utilization milestones by specified time periods occurring up to the sixth (6th) anniversary of the closing. The Purchase Agreement provides that the Company will issue Common Stock to satisfy any contingent consideration payable to the Seller, until the total number of shares of Common Stock issued to the Seller pursuant to the Purchase Agreement (including the 6,250,000 shares of Common Stock issued at closing) is equal to 14,900,000 shares of Common Stock (or otherwise, to the extent a lower number, the maximum number of shares of Common Stock that would not require obtaining stockholder approval under the applicable rules of the Nasdaq Stock Market). Following the attainment of that limitation, the post-closing contingent payments would be payable in cash. The number of shares of Common Stock issued as contingent consideration with respect to the achievement of a post-closing milestone, if any, will be calculated based on the volume weighted average price of the Common Stock for the five trading periods commencing on the opening of trading on the third trading day following the achievement of the applicable milestone. The Purchase Agreement also includes certain covenants and obligations of the Company with respect to the operation of the business of Holo Surgical that apply during the period in which the milestones may be achieved.
The Company determined that substantially all of the fair value was concentrated in the acquired in-process research and development (“IPR&D”) asset in accordance with the guidance of ASC 805, Business Combinations. As such, the acquisition was accounted for as an asset acquisition. The total consideration of the asset acquisition was determined to be $95.0 million, which consisted of a cash consideration of $30.0 million, $12.3 million of the 6,250,000 shares of Common Stock issued to the Seller, direct and incremental costs of $2.1 million incurred for the Holo Acquisition, and an estimated fair value of $50.6 million related to the contingent consideration. The Company has determined that the contingent consideration was part of the consideration of the asset acquisition and shall be accounted for as a liability at fair value on the acquisition date of October 23, 2020, in accordance with ASC 480, Distinguishing Liabilities from Equity.

Subsequently, the liability shall be marked to market at the end of each reporting period with any change recognized in current earnings. The fair value of the liability was $51.9 million as of December 31, 2021, with $25.6 million classified as current liabilities within the "Accrued expenses" while $26.3 million is included as "other long-term liabilities" in the Company’s accompanying consolidated balance sheets. The fair value of the liability was $56.5 million as of December 31, 2020, with $9.0 million classified as current liabilities within the "Accrued expenses" while $47.5 million is included as "other long-term liabilities" in the Company’s accompanying condensed consolidated balance sheets.
The change in the fair value of the liability of $4.6 million and ($4.7 million) gain/(loss) for the periods ending December 31, 2021 and 2020, respectively and was recognized in the loss (gain) on acquisition contingency line of the consolidated statements of comprehensive loss.
The total purchase price paid in the Holo Surgical Acquisition has been allocated to the net assets acquired based on their relative fair value as of the completion of the acquisition, primarily including the IPR&D related to Holo Surgical’s development of the HOLO™ platform and other intangible asset for assembled workforce. The HOLO™ platform has not yet reached technological feasibility and has no alternative future use; thus, the purchased IPR&D was expensed immediately subsequent to the acquisition, result in a one-time charge of $94.5 million recognized in the asset acquisition expenses line of the consolidated statements of comprehensive loss for the year ended December 31, 2020. Additionally, the intangible asset related to the assembled workforce was immediately impaired together with other intangible assets on the date of the acquisition in 2020 due to the Company’s negative projected cash flow. The related expense of $0.5 million was also included in the asset acquisition expenses.
On January 12, 2022 the Company entered into a Second Amendment to the Stock Purchase Agreement with the sellers of Holo Surgical to amendment one of the regulatory milestones beyond December 31, 2021. This regulatory milestone was subsequently achieved on January 14, 2022 when the Company received 510(k) clearance for Holo. Upon achievement of this milestone the Company issued 8,650,000 in common stock at a value of $5.9 million, and also paid the sellers $4.1 million in cash for a total payment for achieving the milestone of $10.0 million pursuant to the terms of the agreement.
Paradigm Spine Acquisition
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
The consideration for the Contribution was $100.0 million (the “Cash Consideration Amount”) in cash and 10,729,614 shares of Company common stock (the “Stock Consideration Amount”). The Cash Consideration Amount was adjusted by Paradigm’s working capital of $7.0 million.
In addition to the Cash Consideration Amount and the Stock Consideration Amount, the Company may be required to make further cash payments or issue additional shares of Company common stock to PS Spine in an amount up to $50.0 million of shares of Company common stock to be valued based upon the Legacy RTI Price and an additional $100.0 million of cash and/or Company common stock to be valued at the time of issuance, in each case, if certain revenue targets are achieved between closing, March 8, 2019, and December 31, 2022. The first two milestones were not met as of

December 31, 2021 and the Company has no remaining obligation related to them. The third revenue milestone is revalued at each reporting period using Level 3 inputs, which includes weighted average cost of capital and projected revenues and costs. The estimated contingent liability as of December 31, 2021, related to this milestone is $0.0 million.
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
As of March 8, 2019, the inventory fair value was composed of current inventory of $7.1 million and non-current inventory of $10.5 million.
Total net assets acquired as of March 8, 2019, were included in the Company’s only operating segment at that time. Fair values are based on management’s estimates and assumptions including variations of the income approach, the cost approach, and the market approach.
The Company believes that the acquisition of Paradigm, a spine focused business, offers the potential for substantial strategic and financial benefits. The transaction further advances the Company’s strategic transformation focused on reducing complexity, driving operational excellence, and accelerating growth. The Company believes the acquisition will enhance stockholder value through, among other things, enabling the Company to capitalize on the following strategic advantages and opportunities:
•Paradigm will strengthen the Company’s spine portfolio with the addition of the Coflex® Interlaminar Stabilization® device. The Coflex® device is a differentiated and minimally invasive motion preserving stabilization implant that is FDA PMA-approved for the treatment of moderate to severe lumbar spinal stenosis (“LSS”) in conjunction with decompression.
•The Coflex® device allows the Company to provide surgeons who treat patients with moderate to severe LSS with a PMA-approved device supported by more than 12 years of clinical data.

These potential benefits resulted in the Company paying a premium for Paradigm resulting in the recognition of $135.6 million of goodwill, which was subsequently impaired in 2019.
The following unaudited pro forma information shows the results of the Paradigm’s operations as though the acquisition had occurred as of the beginning of the prior comparable period, January 1, 2018, (in thousands):

For the Year Ended December 31,
2019
Revenues	$37,374
Net loss applicable to common shares	(16,547)
The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisition taken place as of the beginning of the periods presented, or the results that may occur in the future.

8. Stock-Based Compensation
The Company has four active stock-based compensation plans: the 2021 Incentive Compensation Plan, the 2021 Inducement Plan, the 2021 Employee Stock Purchase Plan ("ESPP"), and the 2018 Incentive Compensation Plan. The Company accounts for its stock-based compensation plans in accordance with ASC 718. The Company grants stock-based awards to its employees, including officers and directors, comprised of restricted stock, restricted stock units, stock options and ESPP purchase rights.
Employee Equity Plans
2021 Incentive Compensation Plan
On May 7, 2021, the Company’s stockholders approved and adopted the 2021 Incentive Compensation Plan (the "Incentive Plan"). The Incentive Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares to our officers, directors, employees, and consultants of the Company. The plan allows for up to 5,842,608 shares of common stock to be issued with respect to awards granted.
2021 Inducement Compensation Plan
On May 7, 2021, the Company’s stockholders approved and adopted the 2021 Inducement Plan (the "Inducement Plan"). The Inducement Plan purpose is to advance the interests of the Company by providing a material inducement for the best available individuals to join the Company and its subsidiaries as employees by affording such individuals an opportunity to acquire a proprietary interest in the Company. The Inducement Plan permits the grant of stock appreciation rights, restricted stock, restricted stock units and performance shares to our officers, directors, employees, and consultants of the Company. The plan allows for up to 4,500,000 shares of common stock to be issued with respect to awards granted.
2018 Incentive Compensation Plan
On April 30, 2018, the Company’s stockholders approved and adopted the 2018 Incentive Compensation Plan (the “2018 Plan”). The 2018 Plan provides for the grant of incentive and non-qualified stock options, restricted stock, and restricted stock units to key employees, including officers and directors of the Company. The 2018 Plan allows for up to 5,726,035 shares of common stock to be issued with respect to awards granted.
Employee Stock Purchase Plan
On May 7, 2021, our board of directors adopted the ESPP, which became effective July 1, 2021. Under our ESPP, employees can purchase shares of our common stock based equal to no less than 1% of the employee's compensation, up to a maximum of 15%, subject to certain limits. The offering period is every six-month period beginning January 1st and July 1st of each year. The ESPP offers a six-month look-back feature. The purchase price per share is equal to the lower of 85% of the fair market value of our common stock on the offering date or the purchase date. ESPP purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. During 2021, 667,399 shares were issued under the ESPP for $0.4 million. A total of 5,000,000 million shares of common stock have been authorized for issuance under the ESPP, and there were 4,332,601 million shares available for issuance under the ESPP as of December 31, 2021.
Impact on Net Loss
For the years ended December 31, 2021, 2020, and 2019, the Company recognized stock-based compensation related to equity-classified awards as follows:

	For the Year Ended December 31,
	2021	2020	2019
Stock-based compensation:
Costs of goods sold	$21	$169	$144
General and administrative	4,839	3,980	3,623
Research and development	352	72	60
Transaction and integration expenses	—	1,515	—
Total	$5,212	$5,736	$3,827
Stock Options
The Company’s policy is to grant stock options at an exercise price equal to 100% of the market value of a share of common stock at closing on the date of the grant. The Company’s stock options generally have five-to ten-year contractual terms and vest over a one-to-five year period from the date of grant.
As of December 31, 2021, there was $1.7 million of total unrecognized stock-based compensation expense related to nonvested stock options. That expense is expected to be recognized over a weighted-average period of 3 years.
Stock options outstanding, exercisable and available for grant at December 31, 2021, are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value
	(in thousands, except for share and per share information)
Outstanding at January 1, 2021	4,979,180	$3.28	5.30	$142
Granted	776,564	1.82
Exercised	(1,007)	2.69
Forfeited or expired	(423,517)	3.29
Outstanding at December 31, 2021	5,331,220	$3.08	4.43	$—
Vested or expected to vest at
December 31, 2021	5,331,220	$3.08	4.43	$—
Exercisable at December 31, 2021	3,487,657	$3.37	2.15	$—
Available for grant at December 31, 2021	5,777,619
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value of stock options for which the fair market value of the underlying common stock exceeded the respective stock option exercise price.

Other information concerning stock options are as follows:

	For the Year Ended December 31,
	2021	2020	2019
	(in thousands, except for per share information)
Weighted average fair value of stock options granted	$0.93	$1.21	$1.56
Aggregate intrinsic value of stock options exercised	$—	$3.20	$161.00
The aggregate intrinsic value of stock options exercised in a period represents the pre-tax cumulative difference, for the stock options exercised during the period, between the fair market value of the underlying common stock and the stock option exercise prices.
The following weighted-average assumptions were used to determine the fair value of options and purchases under ASC 718:

	Year Ended December 31,
	2021	2020	2019
Expected term (years)	6.35	6.50	6.50
Risk free interest rate	0.72%	0.62%	2.54%
Volatility factor	49.97%	41.62%	37.73%
Dividend yield	—	—	—
Employee Stock Purchase Plan
The following weighted-average assumptions were used to determine the fair value of ESPP and purchases under ASC 718:

	Year Ended December 31,
	2021	2020	2019
Expected term (years)	0.50	0.00	0.00
Risk free interest rate	0.05%	—	—
Volatility factor	84.32%	—	—
Dividend yield	—%	—	—
Restricted Stock Awards
The Company’s policy is to grant restricted stock awards at a fair value equal to 100% of the market value of a share of common stock at closing on the date of the grant. The Company’s restricted stock awards generally vest over one-year to three-year periods.
The value of restricted stock awards that do not have market conditions is determined by the market value of the Company’s common stock at the date of grant. In 2021, restricted stock awards in the amount of 147,719 shares and 0 shares of restricted stock were granted to employees and non-employee directors, respectively. As of December 31, 2021, there was $1.4 million of total unrecognized stock-based compensation related to unvested restricted stock awards. That expense is expected to be recognized on a straight-line basis over a weighted-average period of 1.44 years. The following table summarizes information about unvested restricted stock awards as of December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2021	1,897,196	$3.47
Granted	147,719	2.06
Vested	(1,037,528)	3.68
Forfeited	(353,133)	3.35
Unvested at December 31, 2021	654,254	$2.89
The fair market value of restricted stock awards vested in 2021, 2020, and 2019 was $1.9 million, $3.0 million and $2.36 million, respectively.
Restricted Stock Units
The Company’s policy is to grant restricted stock units at a fair value equal to 100% of the market value of a share of common stock at closing on the date of the grant. The Company’s restricted stock units generally vest over one-year to three-year periods.
The value of restricted stock units is determined by the market value of the Company’s common stock at the date of grant. As of December 31, 2021, there was $5.5 million of total unrecognized stock-based compensation expense related to unvested restricted stock units. That expense is expected to be recognized on a straight-line basis over a weighted-average period of 1.92 years. The following table summarizes information about unvested restricted stock units as of December 31, 2021:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2021	89,935	$7.41
Granted	5,541,313	1.64
Vested	(30,783)	1.73
Forfeited	(800,102)	2.18
Unvested at December 31, 2021	4,800,363	$1.66
Inducement Grant
President, Global Spine
On November 29, 2019, the Company issued an inducement grant to its President of Global Spine, now CEO of the Company, Mr. Terry Rich. This grant was in the form of: (1) a restricted stock award agreement (the “Restricted Stock Agreement”); and (2) a stock option agreement. This inducement grant was made under the RTI Surgical Holdings, Inc., Terry Rich Reserve Compensation Plan.
Under the Restricted Stock Agreement, the Company granted Mr. Rich 125,598 shares of restricted stock. On the first anniversary of the Grant Date, 41,866 shares will vest. The remaining shares will vest on the last day of each calendar quarter at a rate of 10,467 shares per calendar quarter commencing on the fifteen month following the Grant Date and continuing for two years year after. Vesting of these shares may accelerate upon the occurrence of certain conditions.
Under the Option Agreement, the Company granted Mr. Rich the option to purchase 188,397 shares of common stock (the “Stock Options”), as of the grant date. The exercise price for the Stock Options is $2.09. On the first anniversary of the grant date, 62,799 vested The remaining shares vest on the last day of each calendar quarter at a rate of 15,700 shares per calendar quarter commencing on the fifteen month following the grant date and continuing for two years after. The vesting of the Stock Options is cumulative.
Former Chief Financial and Administrative Officer
On September 18, 2017, the Company issued an inducement grant to its former Chief Financial and Administrative Officer, Mr. Jonathon Singer. This grant was in the form of: (1) a restricted stock award agreement (the “Restricted Stock Agreement”); and (2) a stock option agreement. This inducement grant was made under the RTI Surgical, Inc. 2015 Incentive Compensation Plan, which was filed with the SEC on May 5, 2015.
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
Former President and Chief Executive Officer
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
Under the Option Agreement, the Company granted Mr. Farhat the option to purchase 1,950,000 shares of common stock. The exercise price for the stock options is $3.20. The stock options expired on January 26, 2022 with no further vesting.
9. Inventories
The inventory balances as of December 31, 2021 and 2020, consist entirely of finished goods. The Company values its inventories at the lower of net realizable value or cost using first-in, first-out (FIFO).
For the years ended December 31, 2021, 2020, and 2019, the Company recognized costs related to inventory write-downs of $9.1 million, $17.7 million, and $2.2 million, respectively, relating primarily to excess quantities and obsolescence (“E&O”) of inventories. The E&O write-downs are included in the cost of goods sold.
The Company was made aware in December 2020 that its former OEM Businesses recalled the Cervalign ACP System (“Cervalign”). The Company received the official notice in January 2021 and recalled all of the inventory which was held at the distributors. The Company worked with the former OEM Business to address the issue and has relaunched the product as of the end of 2021. The Company fully reserved the entire Cervalign inventory as of December 31, 2020, resulting in a charge of $2.2 million in 2020.
For the year ended December 31, 2019, an amount of $0.5 million of the E&O inventory write-down was related to the valuation of the Paradigm acquisition-related inventory.

10. Prepaid and Other Current Assets
Prepaid and Other Current Assets are as follows:

	For the Year Ended December 31,
	2021	2020
Insurance Recovery Receivable	$1,500	$—
Income tax receivable	4,116	4,836
Prepaid expenses	2,553	1,543
Other Receivable	815	3,905
Total Prepaid and Other Current Assets	$8,984	$10,284

11. Property and equipment
Property and equipment are as follows:

	For the Year Ended December 31,
	2021	2020
Processing equipment	$346	$35
Surgical instruments	489	440
Office equipment, furniture and fixtures	15	34
Computer equipment and software	44	12
Construction in process	$51	—
Total Property and equipment	$945	$521
For the years ended December 31, 2021, 2020, and 2019, the Company had depreciation expense in connection with property and equipment of $2.5 million, $3.6 million, and $7.7 million, respectively. For the year ended December 31, 2021, the Company recorded asset impairment and abandonment charges of $11.0 million for property and equipment. Refer to Note 14 for further information on impairment. The Company uses the straight-line method of depreciation.
As of December 31, 2021 and December 31, 2020, the Company capitalized a total of $4.5 million and $0.0 million of internal software expense related to the implementation of a new Enterprise Resource Planning ("ERP") system. As part of the impairment analysis the company impaired $4.4 million of these costs as of December 31, 2021. This impairment is recorded within the "Asset impairment and abandonments" line on the consolidated statements of comprehensive loss. The impairment charges were triggered by continued negative operating cash flows. The net capitalized costs of $0.1 million is considered "Construction in process" as the Company was still within the application and development stage of the project as of December 31, 2021. These amounts are included within "Property and equipment - net" on the Consolidated Balance Sheet as of December 31, 2021.
For the year end December 31, 2021, the company expensed $0.1 million for ERP implementation which were not capitalized as these costs were incurred prior to the application and development stage of the project. These non-capitalizable expenses are recorded in the “General and administrative” line on the consolidated statements of comprehensive loss.
12. Debt
On December 30, 2021, the Company issued $10.6 million aggregate principal amount of unsecured seller notes (“Seller Notes”) recorded at fair value of $10.0 million as it was issued in conjunction with the acquisition of the equity interest in INN. All principal and accrued interest due and payable on the earlier of December 30, 2024, or the date upon which a change in control occurs. Interest is paid in kind and capitalized into the principal amount of the Seller Notes on each anniversary of the issuance date at a rate of 6.8% per year. In the event of default, as defined in the agreement, any and all of the indebtedness may be immediately declared due and payable, and the interest would accrue at a 4.0% higher rate. There is no prepayment penalty or covenants related to the fixed rate notes. The Seller Notes were issued as deferred consideration in connection with the INN Purchase Agreement discussed at note 1, note 7 and note 26.
Debt issuance costs were immaterial and were included within the overall costs of the acquisition of INN. Related costs were expensed under "Asset acquisition expenses" in our consolidated statements of comprehensive income/(loss). The fair value of the Seller Notes is $10.0 million at December 31, 2021.

Carrying Value
(In thousands)
Seller Notes-P. Lewicki	$5,306
Seller Notes-K. Siemionow	5,306
Less: fair value adjustment	(630)
Total Seller Notes - related party	9,982
Current portion of seller notes	—
Total long-term seller note, excluding current portion	$9,982

As of December 31, 2021, the future maturities of long-term debt, excluding deferred financing costs, accrued interest and debt discount, were as follows (in thousands):

2022	$—
2023	—
2024	10,612
2025	—
2026	—
Thereafter	—
Total	$10,612
13. Net Loss Per Common Share
The number of shares of common stock used in the calculation of basic and diluted net loss per common share is presented below:

	For the Year Ended December 31,
	2021	2020	2019
Weighted average basic and dilutive shares	122,592,569	74,403,155	70,150,492
For the years ended December 31, 2021, 2020 and 2019, the Company recorded a net loss from its continuing operations. As a result, the Company has excluded all potential dilutive shares from the computation of the diluted net loss per share to avoid the anti-dilutive effect.
The following table includes the number of potential dilutive shares that were excluded due to the anti-dilutive effect:

	For the Year Ended December 31,
	2021	2020	2019
Stock Option (1)	—	271,351	345,154
RSU and RSA	3,202,888	1,099,018	821,888
Convertible Series A Preferred Stock	—	8,400,512	15,152,761
Total	3,202,888	9,770,881	16,319,803
(1) The number of potential dilutive shares does not include out-of-the-money stock options as their exercise prices were above the average stock price during the period.

For the year end December 31, 2021 and December 31, 2020 the company excluded 5,306,938 and 265,282 respectively, of issued stock options in the computation of diluted net loss per common share because their exercise price exceeded the average market price during the respective periods. The Company’s outstanding warrants were also excluded from the computation of diluted net loss per common share as they were considered “out-of-the-money” as of December 31, 2021.
14. Fair Value Information
Fair value is defined as the price that would be received upon the sale of an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Valuation techniques, used to measure fair value, maximize the use of observable inputs, and minimize the use of unobservable inputs. The fair value hierarchy defines a three-level valuation hierarchy for classification and disclosure of fair value measurements as follows:
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
Fair value is assessed each reporting period, or more frequently, if circumstances dictate the need to revalue amounts recorded. The carrying value of cash and cash equivalents, accounts receivable, inventories, prepaid and other current assets, accounts payable and accrued expenses are reasonable estimates of their fair values, due to the short-term nature of the accounts. Management has determined that the company's contingent consideration resulting from its acquisitions, property and equipment, definite-lived intangibles assets. other assets, and warrant liability are within the level 3 fair value hierarchy and are measured using Level 3 inputs as described below.
Contingent Consideration
Changes in the fair value of contingent consideration are recorded in the "Loss (gain) on acquisition contingency" line in the consolidated statements of income/(loss). Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liabilities.
On October 23, 2020, the Company acquired Holo Surgical with $83.0 million (valued $51.9 million as of December 31, 2021) of the consideration being contingent upon the achievement of certain regulatory, commercial and utilization milestones (the "Holo Milestone Payment").
The Company determined the fair value of the Holo Milestone Payments to be the present value of each future payment amount estimated using a probability-weighted model, driven by the probability of success factor and expected payment date. The probability of success factor was used in the fair value calculation to reflect inherent regulatory, development and commercial risk of the Holo Milestone Payments. More specifically, the probability of expected achievement of the specific milestones, including risks associated with the uncertainty regarding the achievement and payment of milestones; obtaining regulatory approvals in the United States and Europe; the development of new features used with the product; the adaption of the new technology by surgeons; and the placement of the devices within the field. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy.
Inputs used in estimating the fair value of the contingent consideration for Holo Surgical as of December 31, 2021 and 2020, are summarized below:

Fair Value at December 31, 2021	Valuation Technique	Unobservable Inputs	Ranges
$51,928	Earn-Out Valuation	Probability of success factor	0% - 90%
		Discount rates	0.06% - 11.60%

Fair Value at December 31, 2020	Valuation Technique	Unobservable Inputs	Ranges
$56,515	Earn-Out Valuation	Probability of success factor	60% - 90%
		Discount rates	0.11% - 16.86%
On March 8, 2019, the Company acquired Paradigm as further explained in Note 7, which included a contingent liability related to the revenue based earnout ("Paradigm Earnout") of $72.2 million. The fair value of the contingent liability was measured using Level 3 inputs. Unobservable inputs for the probability-weighted model included weighted average cost of capital and company specific projected revenue and costs. During 2019 management reduced the contingency consideration to $0.0 million due to a revision in the milestone inputs and recorded a gain of $72.2 million which was recognized and is included in gain on acquisition contingency in the consolidated statement of comprehensive loss for the year ended December 31. 2019. There are no amounts recorded as contingent consideration as of December 31, 2021 or 2020.
On January 4, 2018, the Company acquired Zyga Technology, Inc. ("Zyga"). As of December 31, 2019, based on a probability-weighted model. the Company estimated a contingent liability related to the clinical and revenue milestone ("Zyga Milestone Payments") of $1.1 million. The fair value of the contingent liability was measured using Level 3 inputs. Unobservable inputs for the probability-weighted model included weighted average cost of capital and company-specific projected revenue and costs. As of December 31, 2020, the Company determined that Zyga was not expected to meet the clinical milestone to earn the contingent consideration. As such, the liability for the Zyga Milestone Payment was reduced to zero and an additional gain of $1.0 million was recognized and is included in gain on acquisition contingency in the consolidated statement of comprehensive loss as of December 31, 2020, and the liability continues to be zero as of December 31, 2021.
The following table provides a reconciliation of contingent consideration measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2021 and 2020, (in thousands):

	2021	2020
Beginning balance as of January 1	$56,515	$1,130
Contingent consideration – Holo Milestone Payments	—	50,632
(Gain) loss - Holo & Zyga	(4,587)	4,883
Other	—	(130)
Ending balance as of December 31	$51,928	$56,515
Property and Equipment, Definite-Lived Intangibles and Other Assets
As further discussed in Note 11, as of December 31, 2021 and 2020, respectively, property and equipment with a carrying amount of $12.0 million and $12.2 million were written down to their estimated fair value of $0.9 million and $0.5 million using Level 3 inputs. The Level 3 fair value was measured based on orderly liquidation value and is evaluated on a quarterly basis. Unobservable inputs for the orderly liquidation value included replacement costs, physical deterioration estimates and market sales data for comparable assets.
Definite-lived intangible and other assets subject to amortization were impaired and written down to their estimated fair values in 2021 and 2020. Fair value is measured as of the impairment date using Level 3 inputs. Definite-lived intangible assets and other assets’ fair value was measured based on the income approach and orderly liquidation value, respectively. Because the Company’s forecasted cash flow being negative, any intangible assets acquired during the year was immediately impaired. Unobservable inputs for the orderly liquidation value included replacement costs, physical deterioration estimates and market sales data for comparable assets. Unobservable inputs for the income approach included forecasted cash flows generated from use of the definite-lived intangible assets.
As a result of impairments recognized, the following table summarizes the post impairment fair values of the corresponding assets subject to fair value measured using Level 3 inputs for the years ended December 31, 2021 and 2020, and the corresponding impairment charge during the respective year:

	For the Year Ended December 31, 2021
	Impairment	Fair Value
Property and equipment - net	$11,018	$945
Definite-lived intangible assets - net	782	—
Other assets - net	395	6,970
Total	$12,195	$7,915

	For the Year Ended December 31, 2020
	Impairment	Fair Value
Property and equipment - net	$11,707	$521
Definite-lived intangible assets - net	2,621	—
Other assets - net	445	10,145
Total	$14,773	$10,666
As of December 31, 2021, 2020, and 2019, the Company concluded, through its ASC 360 impairment testing of long-lived assets classified as held and used, that factors existed indicating that finite-lived intangible assets were impaired. The factors considered by management include a history of net losses and negative cash flows in each of those periods to be able to support the assets. The Company tested the carrying amounts of the property and equipment, definite lived intangible assets, and other assets for impairment. As a result, we recorded an impairment charge of $12.2 million, $14.8 million, and $97.3 million for the years ended December 31, 2021, 2020, and 2019 recorded within the Asset impairment and abandonments line item on the consolidated statement of comprehensive loss.
Warrant Liability
Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within "Warrant liability" in the Company’s consolidated balance sheets. The warrant liability is revalued each reporting period with the change in fair value recorded in the "Change in fair value of warrant liability" line item in the consolidated statements of comprehensive income/(loss) until the warrants are exercised or expire.
The fair value of the warrant liability is estimated using the Black-Scholes Option Pricing Model using the following valuation inputs:

	December 31, 2021	December 31, 2020
Stock price	$0.72	$—
Risk-free interest rate	0.84%	—%
Dividend yield	—%	—%
Volatility	130%	—%

The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the warrant liability for the year ended December 31, 2021:

Warrant Liability
Balance - January 1, 2021	$—
Fair value of warrants on date of issuance	26,749
Change in fair value	(14,736)
Balance - December 31, 2021	$12,013

15. Warrants
On June 14, 2021, the Company issued and sold an aggregate of 28,985,508 shares of its common stock, each share with a warrant exercisable for shares of the Company's common stock, at a combined purchase price of $1.725 per share and warrant in a registered direct offering. The warrants have an exercise price equal to $1.725 per share, are exercisable immediately upon issuance and will expire three years from the issuance date. The net proceeds from the direct offering, after deducting investor and management fees, were $45.8 million. Upon any exercise of the warrants, the Company will pay the placement agent a cash fee equal to 7.0% of the aggregate gross proceeds from the exercise of the warrants and a management fee equal to 1.0% of the aggregate gross proceeds from the exercise of the warrants. The Company, also in connection with the direct offering, issued the placement agent or its designees warrants to purchase an aggregate of up to 1,739,130 shares of its common stock. The placement agent warrants have substantially the same terms as the warrants described above, except that the placement agent warrants will have an exercise price of $2.15625 per share, and holders of the placement agent warrants are not entitled to receive cash dividends issued by the Company during such time as the placement agent warrants are outstanding.
The Company accounts for its warrants as derivative liabilities in accordance with ASC 815, (“ASC 815”), under which the warrants did not meet the criteria for the equity scope exception from derivative accounting and thus were recorded as liabilities. As derivatives, and in accordance with ASC 815, these warrants were measured at fair value at inception and will be remeasured at each reporting date with changes in fair value recognized in the consolidated statements of comprehensive loss in the period of change. See Note 14 for information about the fair value measurement of the warrants liability and Level 3 inputs used in the Black Scholes Option Pricing Model.
16. Accrued Expenses
Accrued expenses are as follows:

	For the Year Ended December 31,
	2021	2020
Accrued compensation	$5,258	$2,268
Accrued securities class action settlement	1,500	—
Accrued distributor commissions	2,957	4,113
Other	8,054	6,267
Total accrued expenses	$17,769	$12,648
17. Other long-term liabilities
Other long-term liabilities are as follows:

	For the Year Ended December 31,
	2021	2020
Acquisition contingencies	$26,343	$47,519
Warrant Liability	12,013	—
Lease obligations	947	1,200
Other	2,229	2,992
Total other long-term liabilities	$41,532	$51,711

18. Income Taxes
The Company’s pre-tax loss consists of the following components:

	Year Ended December 31,
	2021	2020	2019
Pre-tax loss:
Domestic (U.S., state and local)	$(114,731)	$(191,455)	$(242,896)
Foreign (loss) income	(9,061)	(6,226)	39
Total pre-tax loss	(123,792)	(197,681)	(242,857)
The Company’s income tax benefit (provision) consists of the following components:

	For the Year Ended December 31,
	2021	2020	2019
Current:
Federal	$426	$(3,671)	$(312)
State	(1,325)	—	89
International	184	(13)	138
Total current	(715)	(3,684)	(85)
Deferred:
Federal	(25)	(99)	2,456
State	(4)	—	169
International	(142)	297	3,381
Total deferred	(171)	198	6,006
Total income tax (benefit) provision	$(886)	$(3,486)	$5,921
The Company’s deferred tax assets and liabilities consists of the following components:

	For the Year Ended December 31, 2021		For the Year Ended December 31, 2020
	Assets	Liabilities	Assets	Liabilities
Accounts receivable	$2,376	$—	$1,993	—
Accrued liabilities	990	—	1,326	—
Deferred compensation	1,876	—	1,281	—
Fixed assets and intangibles	22,096	—	22,235	—
Inventory	7,066	—	8,475	—
Net operating losses	29,917	—	9,891	—
Revenue	—	—	—	(129)
Tax credits	265	—	—	—
Lease Liability	318	—	446	—
Right of Use Asset	—	(224)	—	(344)
Other	408	—	—	(48)
Valuation allowance	(65,007)	—	(45,126)	—
Total	$305	$(224)	$521	$(521)
On March 27, 2020, the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) was enacted. As a result of the enactment of the CARES Act, net operating losses (“NOL’s”) can now be carried back for five years, which resulted in the Company recognizing a benefit during tax year 2020 of $3.5 million.

On July 20, 2020, the Company completed the disposition of its OEM Businesses. The Company was able to partially offset the tax gain on the OEM sale with the utilization of tax attributes and year-to-date losses. The benefit for 2020 year-to-date U.S. losses from continuing operations is reported in discontinued operations pursuant to the Company’s adoption of ASU 2019-12. (See Note 5 “Discontinued Operations” for additional information).
On October 23, 2020, the Company completed the acquisition of Holo Surgical pursuant to the Stock Purchase Agreement. The total consideration of the asset acquisition was determined to be $95.0 million, including an estimated fair value of $50.6 million related to the contingent consideration. The fair value of the liability was $56.5 million as of December 31, 2020, with a $5.9 million change in fair value since October 23, 2020 recognized in the loss (gain) on acquisition contingency line on the consolidated statements of comprehensive income/(loss). The Company treated the transaction as a non-taxable acquisition of stock for tax purposes and has reversed these acquisition costs and the revaluation of contingent consideration when calculating tax expense. (See Note 7 "Business Combinations and Acquisitions" for additional information).
On December 30, 2021, the Company entered into a Stock Purchase Agreement to acquire interest in Inteneural Networks Inc. The total consideration of the asset acquisition was determined to be $72.3 million, with $10.3 million in forward contracts related to the three potential milestone payments and $41.7 million in non-controlling interest related to the 58% equity interest not purchased. The Company treated the transaction as a non-taxable acquisition of stock for tax purposes and has reversed the $72.1 million expense related to the purchased IPR&D, $0.4 million acquisition expenses, and $0.2 million impairment related to the assembled workforce when calculating tax expense. (See Note 7 "Business Combinations and Acquisitions" for additional information).
As of December 31, 2021, the Company has U.S. federal net operating loss carryforwards of $81.9 million, of which, $9.1 million will expire in years 2037 through 2038, and approximately $72.8 million will carryforward indefinitely. As of December 31, 2021, the Company has U.S. state net operating loss carryforwards of approximately $85.9 million, of which, approximately $74.0 million will expire in the years 2023 through 2040, and approximately $11.9 million will carryforward indefinitely. As of December 31, 2021, the Company has non-U.S. net operating loss carryforwards of approximately $29.5 million, of which approximately $16.5 million will expire in years 2022 through 2027, and approximately $13.0 million will carryforward indefinitely. As of December 31, 2021, the Company has U.S. research and development credit carryforwards of approximately $0.3 million which will expire in the year 2041.
U.S. income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries. It is not practicable to estimate the amount of tax that might be payable. The Company’s intention is to indefinitely reinvest earnings of its foreign subsidiaries outside of the U.S.
The Company evaluates the need for deferred tax asset valuation allowances based on a more likely than not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The Company has evaluated all evidence, both positive and negative, and maintains a valuation allowance of $65.0 million on deferred tax assets in the United States as well as most foreign jurisdictions as of December 31, 2021. The Company maintained a full valuation allowance position of $45.1 million as of December 31, 2020.
The Company’s unrecognized tax benefits are summarized as follows:

	For the Year Ended December 31,
	2021	2020	2019
Opening balance	$2,991	$1,088	$1,088
Additions based on tax positions related to the current year	—	1,903	—
Additions for tax positions of prior years	542	—	—
Reductions for tax positions of prior years	(1,451)	—	—
Reductions for expiration of statute of limitations	—	—	—
	$2,082	$2,991	$1,088
The unrecognized tax benefits if recognized, would favorably impact the Company’s effective tax rate. It is reasonably possible that the unrecognized tax benefits will not significantly increase or decrease during the next twelve months. The unrecognized tax benefits of $2.1 million as of December 31, 2021 are presented with other long-term liabilities on the consolidated balance sheets.

The Company’s policy is to recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2021, the Company has accrued interest and penalties of $0.1 million. Interest and penalties recorded during 2019 through 2020, and accrued as of December 31, 2020 were inconsequential.
As of December 31, 2021, we have had no ongoing audits in the U.S. or any foreign jurisdictions. The tax years that are open to examination are U.S. federal periods from 2018 to current and state taxes from 2017 to current. The Company's U.S. and foreign tax attribute carryforwards remain open to examination.
The effective tax rate differs from the statutory federal income tax rate for the following reasons:

	For the Year Ended December 31,
	2021	2020	2019
Statutory federal rate	21.00%	21.00%	21.00%
State income taxes—net of federal tax benefit	0.00%	(0.07)%	(0.56)%
Foreign rate differential	1.33%	0.90%	0.00%
Acquisition expenses	(5.21)%	(9.87)%	0.00%
Loss (Gain) on acquisition contingency	0.78%	(0.50)%	6.58%
Goodwill impairment and disposal	0.00%	0.00%	(11.88)%
Change in fair value of the warrant liability	2.50%	0.00%	0.00%
Noncontrolling interest	(7.11%)	0.00%	0.00%
Tax attributes	(0.22)%	0.28%	0.04%
Tax legislation	0.19%	0.95%	0.00%
Valuation allowances	(12.61)%	(10.57)%	(16.98)%
Uncertain tax positions	0.95%	0.00%	0.00%
Other reconciling items, net	(0.89)%	(0.36)%	(0.63)%
Effective tax rate	0.71%	1.76%	(2.43)%
For the years ended December 31, 2021, 2020, and 2019, the Company had no individually significant other reconciling items. The other reconciling items line includes non-significant officer compensation and stock-based compensation for all years presented.
19. Preferred Stock
Preferred stock is as follows:

	Preferred Stock Liquidation Value	Preferred Stock Issuance Costs	Net Total
Balance at January 1, 2019	$66,519	$(293)	$66,226
Amortization of preferred stock issuance costs	—	184	184
Balance at December 31, 2019	66,519	(109)	66,410
Amortization of preferred stock issuance costs	—	109	109
Redemption of preferred stock	(66,519)	—	(66,519)
Balance at December 31, 2020	—	—	—
Amortization of preferred stock issuance costs	—	—	—
Redemption of preferred stock	—	—	—
Balance at December 31, 2021	$—	$—	$—
On June 12, 2013, the Company and WSHP Biologics Holdings, LLC, an affiliate of Water Street Healthcare Partners, a leading healthcare-focused private equity firm (“Water Street”), entered into an investment agreement. Pursuant to the terms of the investment agreement, the Company issued $50.0 million of convertible preferred equity to Water Street in a private placement which closed on July 16, 2013, with preferred stock issuance costs of $1.3 million. The preferred stock accrues dividends at a rate of 6% per annum. To the extent dividends are not paid in cash in any quarter, the dividends which have accrued on each outstanding share of preferred stock during such three-month period will accumulate until paid in cash or converted to common stock.
On July 17, 2020, the Company received a notification from WSHP seeking redemption on or before September 14, 2020, of all of the outstanding shares of the Company’s Series A Convertible Preferred Stock (“Series A Preferred Stock”), all of which are held by WSHP. On July 24, 2020, the Company redeemed the Series A Preferred Stock for approximately $66.5 million and Certificate of Retirement was filed with the Delaware Secretary of State retiring the Series A Preferred Stock.
20. Stockholders’ Equity
Preferred Stock—The Company has 5,000,000 shares of preferred stock authorized under its Certificate of Incorporation. These shares may be issued in one or more series having such terms as may be determined by the Company’s Board of Directors. As discussed in Note 19, the Company issued 50,000 shares of Series A Preferred Stock in 2013 and, subsequently, all shares outstanding were redeemed on July 24, 2020. As of December 31, 2021, the Company did not have any Preferred Stock outstanding.
Common Stock—The Company has 300,000,000 shares of common stock authorized. The common stock’s voting, dividend, and liquidation rights presently are subject to or qualified by the rights of the holders of any outstanding shares of preferred stock. Holders of common stock are entitled to one vote for each share held at all stockholder meetings. Shares of common stock do not have redemption rights. The Company is, and may in the future become, party to agreements and instruments that restrict or prevent the payment of dividends on our capital stock.
21. Severance and Restructuring Costs
From time to time, management records and pays severance related expenses associated with transitions of certain employees from one facility to another or with certain strategic acquisitions. the related severance expenses are composed of payroll and related healthcare expenses. Severance and restructuring payments were made over periods ranging from one month to twelve months and did not have a material impact on cash flows of the Company in any quarterly period.
The following table includes a rollforward of severance and restructuring costs included in accrued expenses on the consolidated balance sheets, see Note 16.

Accrued severance and restructuring charges at January 1, 2019	$908
Severance and restructuring expenses accrued in 2019	626
Severance and restructuring cash payments	(1,398)
Accrued severance and restructuring charges at December 31, 2019	136
Severance and restructuring expenses accrued in 2020	—
Severance and restructuring cash payments	(136)
Accrued severance and restructuring charges at December 31, 2020	—
Severance and restructuring expenses accrued in 2021	208
Severance and restructuring cash payments	(208)
Accrued severance and restructuring charges at December 31, 2021	$—
22. Retirement Benefits
The Company has a qualified 401(k) plan available to all U.S. employees who meet certain eligibility requirements. The 401(k) plan allows each employee to contribute up to the annual maximum allowed under the Internal Revenue Code. The Company has the discretion to make matching contributions up to 6% of the employee’s earnings. For the years ended December 31, 2021, 2020, and 2019, the amounts expensed under the plan were $0.7 million, $1.4 million, and $2.9 million, respectively.

23. Commitments and Contingencies
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
Under the terms of the agreement, the Company paid $100.0 million in cash and issued 10,729,614 shares of the Company’s common stock. The shares of Company common stock issued on March 8, 2019, were valued based on the volume weighted average closing trading price for the five trading days prior to the date of execution of the definitive agreement, representing $50.0 million of value. In addition, under the terms of the agreement, the Company may be required to pay up to an additional $150.0 million in a combination of cash and Company common stock based on certain revenue earnout consideration which have achievement dates of December 31, 2020, 2021 and 2022. The first and second revenue milestones were not achieved as of December 31, 2021, and the Company has no further liability with respect thereto. The third revenue earnout milestone has an achievement date of December 31, 2022. The Company bases the potential payment on a probability weighted model, the Company estimates a contingent liability related to the third revenue based earnout of zero utilizing a Monte-Carlo simulation model. Within the Master Transaction Agreement, there is a clause that upon a change in control of the organization, the Company would owe any outstanding milestone payments to Paradigm, regardless if the milestone was probable of achievement.
Acquisition of Zyga – On January 4, 2018, the Company acquired Zyga, a leading spine-focused medical device company that develops and produces innovative minimally invasive devices to treat underserved conditions of the lumbar spine. Zyga’s primary product is the SImmetry® Sacroiliac Joint Fusion System. Under the terms of the merger agreement dated January 4, 2018, the Company acquired Zyga for $21.0 million in consideration paid at closing (consisting of borrowings of $18.0 million on its revolving credit facility and $3.0 million cash on hand), $1.0 million contingent upon the successful achievement of a clinical milestone, and a revenue based earnout consideration of up to an additional $35.0 million. As of December 31, 2021, the Company determined that Zyga was not expected to meet the clinical milestone to earn the contingent consideration and therefore has not recorded a liability related to this contingency. There are no further obligations related to the Zyga acquisition as of December 31, 2021.
Aziyo – On August 1, 2018, the Company and Aziyo Biologics, Inc. entered into a Distribution Agreement which was subsequently amended on December 3, 2018, and November 15, 2020 (the “Distribution Agreement”). Pursuant to the Distribution Agreement, the Company has exclusive distribution rights to certain biologic implants manufactured by Aziyo and marketed under the ViBone trade name (“ViBone”). The Distribution Agreement provides for minimum purchases of ViBone implants on an annual basis through calendar 2025. If the minimum purchase obligations for a particular year are not fulfilled, the Distribution Agreement provides various options for the Company to satisfy such obligations (“Shortfall Obligations”) in subsequent years, including a combination of payments and/or providing purchase orders for the amount the shortfall in a given year. If a purchase order is submitted, it does not have to be satisfied over the following year (i.e., the Company can satisfy the orders over multiple years and until the minimum is achieved). For calendar years 2022 and beyond, if the Company does not satisfy the Shortfall Obligations using one of the methods specified in the Distribution Agreement, the Company can continue to market the ViBone implants on a non-exclusive basis. In January 2022, the Company issued a purchase order to Aziyo for $14.2 million relating to the 2021 Shortfall Obligation. The total purchase commitment as of December 31, 2021, is $21.8 million.
Acquisition of Inteneural Networks Inc. (INN) – As part of the INN acquisition, the Company has the ability to acquire the remaining 58% equity interest in INN based on the achievement of three separate regulatory and revenue based milestones. When each of the milestones are achieved the Company will be obligated to pay $19.3 million for an additional 19.3% equity interest within INN. The total future commitment of the remaining three milestones is $57.9 million. As of December 31, 2021 the value of the future commitments were $10.0 million, and recorded within the mezzanine section of the balance sheet.
Acquisition of Holo Surgical Inc. – As part of the Holo Surgical Acquisition, the Company may be required to pay up to $83.0 million in contingent consideration if certain regulatory, development, and revenue based milestones are achieved. There are eight different milestones which have achievement dates through October 23, 2026. These contingent considerations have a fair value $51.9 million as of December 31, 2021, with $25.6 million classified as current liabilities within "Accrued expenses," while $26.3 million is included as "Other long-term liabilities" in the accompanying consolidated balance sheets. The change in the fair value of the liability of $4.6 million since December 31, 2020, was recognized in the gain on acquisition contingency line of the consolidated statements of comprehensive loss. On January 12, 2022, the Company entered into a Second Amendment to the Stock Purchase Agreement with the sellers of Holo Surgical to amendment one of the regulatory milestones beyond December 31, 2021. This regulatory milestone was subsequently achieved on January 14, 2022, when the Company received 510(k) clearance for Holo. Upon achievement of this milestone the Company issued 8,650,000 shares in common stock at a value of $5.9 million and also paid the sellers $4.1 million in cash, for a total payment for achieving the milestone of $10.0 million pursuant to the terms of the agreement. These payments were made in 2022. See Note 7 for further information of the Holo Surgical Acquisition.
Manufacturing Agreements with Former OEM Affiliates – In connection with the closing of the OEM Transaction, on July 20, 2020 the Company entered into three manufacturing and distribution agreements with affiliates of Montague Private Equity:  (i) a Manufacture and Distribution Agreement (the “Hardware MDA”) with Pioneer Surgical Technology, Inc. (“Pioneer”) pursuant to which Pioneer will manufacture certain hardware implants for the Company; (ii) a Processing and Distribution Agreement with RTI Surgical, Inc. (“RTI”), an affiliate of Pioneer, pursuant to which RTI would process certain biologic implants for the Company (the “PDA”); and (ii) a Manufacture and Distribution Agreement ("NanOss") pursuant to which Pioneer would manufacture certain synthetic implants for the Company (the “NanOss MDA”), and together with the Hardware MDA and the PDA, (the “OEM Distribution Agreements”). The OEM Distribution Agreements contain aggregate minimum purchase obligations for each of the first three years of the agreements as follows:
•Year 1 (July 2020 - June 2021): $24,201
•Year 2 (July 2021 - June 2022): $25,767
•Year 3 (July 202 - June 2023): $27,158
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
OPM Agreement - On January 20, 2021, the Company and Oxford Performance Materials, Inc. (“Oxford”) entered into an Amended and Restated License and Supply Agreement (the “Oxford Supply Agreement”) pursuant to which Oxford licenses certain intellectual property to the Company and supplies the Company on an exclusive basis in the United States with PEKK material for use in spinal implants. In addition to certain royalties under the Oxford Supply Agreement the Company is obligated to issue binding purchase orders in each quarter of 2021 of at least $0.2 million, or $0.6 million in the aggregate. All minimum purchase agreements were achieved in 2021. In addition management previously prepaid 2024 royalties to OPM. Based on current sales performance management determined those royalties would not be paid and wrote off a portion of the prepayment in the amount of $3.0 million which was recorded within cost of goods sold on the consolidated statements of comprehensive loss/(gain). Although the contract extends through 2025, there are no minimum purchase obligations beyond 2021.
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
Aggregate payments towards base rent for the Premises over the term of the lease will be approximately $64.6 million, including 13 months of rent abatement. The Company will recognize the lease assets and liabilities when the Landlord makes the underlying asset available to the Company and that event hasn't occurred, no amounts were accrued as of December 31, 2021. Concurrent with the Company’s execution of the Lease, as a security deposit, the Company delivered to the Landlord a payment in the amount of $2.5 million which is recorded within "Other assets – net" in our consolidated balance sheets.
24. Legal Actions
The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. Based on the information currently available to the Company, including the availability of coverage under its insurance policies, the Company does not believe that any of these claims that were outstanding as of December 31, 2021, will have a material adverse impact on its financial position or results of operations. The Company’s accounting policy is to accrue for legal costs as they are incurred.
Coloplast — RTI Surgical, Inc., as a predecessor to the Company, is presently named as co-defendant along with other companies in a small percentage of the transvaginal surgical mesh (“TSM”) mass tort claims being brought in various state and federal courts. The TSM litigation relates to various Public Health Notifications issued by the FDA with respect to the placement of certain TSM implants that were the subject of 510(k) regulatory clearance prior to their distribution. The Company does not process or otherwise manufacture for distribution in the U.S. any implants that were the subject of these FDA Public Health Notifications. The Company denies any allegations against it and intends to continue to vigorously defend itself.
In addition to claims made directly against the Company, Coloplast, a distributor of TSM’s and certain allografts processed and private labeled for them under a contract with the Company, has also been named as a defendant in individual TSM cases in various federal and state courts. Coloplast requested that the Company indemnify or defend Coloplast in those claims which allege injuries caused by the Company’s allograft implants, and on April 24, 2014, Coloplast sued RTI Surgical, Inc. in the Fourth Judicial District of Minnesota for declaratory relief and breach of contract. On December 11, 2014, Coloplast entered into a settlement agreement with RTI Surgical, Inc. and Tutogen Medical, Inc. (the “Company Parties”) resulting in dismissal of the case. Under the terms of the settlement agreement, the Company Parties are responsible for the defense and indemnification of two categories of present and future claims: (1) tissue only (where Coloplast is solely the distributor of Company processed allograft tissue and no Coloplast-manufactured or distributed synthetic mesh is identified) (“Tissue Only Claims”); and (2) tissue plus non-Coloplast synthetic mesh (“Tissue-Non-Coloplast Claims”) (the Tissue Only Claims and the Tissue-Non-Coloplast Claims being collectively referred to as “Indemnified Claims”). As of December 31, 2021, there are a cumulative total of 1,157 Indemnified Claims for which the Company Parties are providing defense and indemnification. In connection with the transactions, liabilities related to these claims remained a liability retained by the Company. The defense and indemnification of these cases are covered under the Company’s insurance policy subject to a reservation of rights by the insurer.
Based on the current information available to the Company, the impact that current or any future TSM litigation may have on the Company cannot be reasonably estimated.

LifeNet — On June 27, 2018, LifeNet Health, Inc. (“LifeNet”) filed a patent infringement lawsuit in the United States District Court for the Middle District of Florida (since moved to the Northern District of Florida) claiming infringement of five of its patents by the Company’s predecessor RTI Surgical, Inc. The suit requests damages, enhanced damages, reimbursement of costs and expenses, reasonable attorney fees, and an injunction. The asserted patents are expired. On April 7, 2019, the Court granted the Company’s request to stay the lawsuit pending the U.S. Patent Trial and Appeal Board’s (“PTAB”) decision whether to institute review of the patentability of LifeNet’s patents. On August 12, 2019 the PTAB instituted review of three LifeNet patents, and on September 3, 2019, the PTAB instituted review of the remaining two. On August 4, 2020 and August 26, 2020, the PTAB issued final written decisions finding that certain claims were shown to be unpatentable and others not. Neither party appealed the PTAB’s decisions with respect to the three LifeNet patents on which the PTAB instituted review on August 12, 2019. With respect to the remaining two LifeNet patents, Surgalign filed Notices of Appeal with the Federal Circuit on October 27, 2020, and LifeNet filed a Notice of Cross-appeal on November 9, 2020. The briefings related to these appeals were filed in the March through July timeframe and oral argument were heard on November 5, 2021. In connection with the sale of the Company’s OEM Business, liabilities related to these claims remained a liability retained by the Company. The Company continues to believe the suit is without merit and will vigorously defend its position. Based on the current information available to the Company, the impact that current or any future litigation may have on the Company cannot be reasonably estimated.

Securities Class Action— The Company’s Investigation (as defined below) resulted in stockholder litigation. A class action complaint was filed by Patricia Lowry, a purported shareholder of the Company, against the Company, and certain former officers of the Company, in the United States District Court for the Northern District of Illinois (the “Court”) on March 23, 2020, asserting claims under Sections 10(b) and 20(a) the Securities Exchange Act of 1934 (the “Exchange Act”) and demanding a jury trial (the “Lowry Action”). The court appointed a different shareholder as Lead Plaintiff and she filed an amended complaint on August 31, 2020. On October 15, 2020, the Company and the other named defendants moved to dismiss the amended complaint. In April 2021, the court denied the defendants’ motions to dismiss. On June 30, 2021, the parties to the Lowry Action conducted a mediation session, after which negotiations among the parties continued into July. On July 27, 2021, a binding term sheet settling the Lowry Action was entered into whereby the defendants will pay $10.5 million (inclusive of attorneys’ fees and administrative costs) in exchange for the dismissal with prejudice of all claims against the defendants in connection with the Lowry Action (the “Lowry Settlement”). On September 22, 2021, the court granted preliminary approval to the Lowry Settlement, and the settlement amount was paid by the Company’s insurers under its Directors' and Officers’ insurance policies in October 2021 in the amount of $10.5 million. The $10.5 million loss contingency and corresponding insurance recovery was recorded within the "General and administrative" expense line on the consolidated statements of comprehensive income/(loss) as of December 31, 2021. No amounts were outstanding at December 31, 2021. The Court entered an order approving the settlement on January 26, 2022. The matter is now concluded.

Derivative Lawsuits—Three derivative lawsuits have also been filed on behalf of the Company, naming it as a nominal defendant, and demanding a jury trial. On June 5, 2020, David Summers filed a shareholder derivative lawsuit (the “Summers Action”) against certain current and former directors and officers of the Company (as well as the Company as a nominal defendant), in the United States District Court for the Northern District of Illinois asserting statutory claims under Sections 10(b), 14(a), and 20(a) of the Exchange Act, as well as common law claims for breach of fiduciary duty, unjust enrichment and corporate waste. Thereafter, two similar shareholder derivative lawsuits asserting many of the same claims were filed in the same court against the same current and former directors and officers of the Company (as well as the Company as a nominal defendant), as well as a books and records demand under Section 220 of the Delaware General Corporate Law (the “Books and Records Demand”). The three derivative lawsuits have been consolidated into the first-filed Summers Action (together with the Books and Records Demand, the “Derivative Actions”). On September 6, 2020, the court entered an order staying the Summers Action pending resolution of the motions to dismiss in the Lowry Action. On September 30, 2021, the court granted preliminary approval of a proposed settlement of the Derivative Actions (the “Derivative Actions Settlement”). Pursuant to the Derivative Actions Settlement, the Company has agreed to adopt or revise certain corporate governance policies and procedures, and the Company’s insurers agreed to pay $1.5 million to plaintiffs’ counsel. Based on this a corresponding receivable and liability of $1.5 million was recorded within "Prepaid and other current assets," and "Accrued expenses" on the consolidated balance sheets as of December 31, 2021. On January 24, 2022, the court gave final approval to the Derivative Actions Settlement. The matter is now concluded.
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
25. Regulatory Actions
SEC Investigation— As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020, and the Form 10-K filed with the SEC on June 8, 2020, the Audit Committee of the Board of Directors, with the assistance of independent legal and forensic accounting advisors, conducted an internal investigation of matters relating to the Company’s revenue recognition practices for certain contractual arrangements, primarily with customers of the Company’s formerly-owned OEM Businesses, including the accounting treatment, financial reporting and internal controls related to such arrangements (the “Investigation”). The Investigation also examined transactions to understand the practices related to manual journal entries for accrual and reserve accounts. As a result of the Investigation, the Audit Committee concluded that the Company would restate its previously issued audited financial statements for fiscal years 2018, 2017, and 2016, selected financial data for fiscal years 2015 and 2014, the unaudited condensed consolidated financial statements for the quarterly periods within these years commencing with the first quarter of 2016, as well as the unaudited condensed consolidated financial statements for the quarterly periods within the 2019 fiscal year. The Investigation was precipitated by an investigation by the SEC initially related to the periods 2014 through 2016 (the “SEC Investigation”). The SEC Investigation is ongoing, and the Company is cooperating with the SEC. The Company is in discussions with the SEC regarding a potential settlement. We have determined a reasonable estimate of this liability and have recorded that estimate in Accrued Expenses on the consolidated balance sheets as of December 31, 2021. In addition, on April 30, 2021, the Company and one of its executive officers each received a subpoena from the SEC requesting documents in an investigation relating to trading in the Company’s securities in late 2019 and early 2020. On October 18, 2021, the Company and the executive officer each received a termination letter from the SEC advising them that the SEC had concluded its investigation as to them and that the Staff did not intend to recommend any enforcement action by the SEC.

26. Related Party Transactions
The Company’s related parties include: i) a person who is or was (since the beginning of the last fiscal year for which the Company has filed a Form 10-K and proxy statement, even if he or she does not presently serve in that role) an executive officer, director or nominee for election as a director; ii) greater than five percent beneficial owner of the Company’s common stock; or iii) immediate family member of any of the foregoing. The following are the Company's related party transactions:
The Holo Surgical Acquisition
As discussed in Note 9, on September 29, 2020, the Company entered into the Holo Purchase Agreement, pursuant to which, among other things, the Company consummated the Acquisition on October 23, 2020. As consideration for the Acquisition, the Company paid to Seller $30.0 million in cash and issued to Seller 6,250,000 shares of its common stock with a fair value of $12.3 million. In addition, the Seller will be entitled to receive contingent consideration from the Company valued at $51.9 million as of December 31, 2021, which must be first paid in shares of our common stock (in an amount up to 8,650,000 shares) and then paid in cash thereafter, contingent upon and following the achievement of certain regulatory, commercial and utilization milestones by specified time periods occurring up to the sixth (6th) anniversary of the Closing Date. On January 12, 2022 the Company entered into a Second Amendment to the Stock Purchase Agreement with the sellers of Holo Surgical to amend one of the regulatory milestones beyond December 31, 2021. This regulatory milestone was subsequently achieved on January 14, 2022, when the Company received 510(k) clearance for Holo. Upon achievement of this milestone the Company issued 8,650,000 in common stock at a value of $5.9 million and also paid the sellers $4.1 million in cash for a total payment for achieving the milestone of $10.0 million pursuant to the terms of the agreement. Dr. Pawel Lewicki, a member of the Company’s board of directors, indirectly owns approximately 57.5% of the outstanding ownership interests in the Seller. Dr. Lewicki was appointed to the Company’s board of directors on November 23, 2020. Krzysztof Siemionow, MD, PhD is the Company's Chief Medical Officer.
Simpson Consulting Agreement
On July 15, 2020, the Board appointed Stuart F. Simpson to serve as the Chairman of the Board, effective immediately upon consummation of the transactions contemplated by the Holo Surgical Purchase Agreement. On July 20, 2020, Mr. Simpson entered into a consulting agreement (the “Consulting Agreement”) with the Company, pursuant to which he will provide consulting services to the Company. The Consulting Agreement has an initial term of three years, but may be extended with the mutual agreement of the parties. On September 10, 2021, Mr. Simpson resigned as Chairman of the Board and as a member of the Board of Directors of the Company. Due to his resignation, Mr. Simpson's Consulting agreement with the Company was terminated. Total cash compensation paid to Mr. Simpson for his services for the years ended December 31, 2021 and December 31, 2020 were approximately $0.3 million and $0.1 million respectively. No amounts were payable to Mr. Simpson as of December 31, 2021 and 2020.
INN Acquisition
On December 30, 2021, we executed the INN Purchase Agreement with the related party Sellers, Siemionow and Lewicki who own the remaining 58% of INN evenly. See Note 1, Note 7 and Note 12 for further discussion on amounts outstanding to them.
27. Subsequent Events
The Company evaluated subsequent events as of the issuance date of the consolidated financial statements as defined by FASB ASC 855, Subsequent Events.
Public offering
On February 15, 2022, we issued and sold in an underwritten public offering 43,478,264 shares of its common stock (or pre-funded warrants to purchase common stock in lieu thereof) and warrants to purchase up to an aggregate of 32,608,698 shares of common stock at a combined effective public offering price of $0.46 per share of common stock (or pre-funded warrant) and invest warrants to purchase up to an aggregate of 32,608,698 at a strike price of $0.60 and exercisable over the next five years. The Company, also in connection with the offering, issued placement agent warrants to purchase an aggregate of up 2,608,696 shares of common stock at a strike price of $0.575 per share. We received net proceeds of $17.8 million from the offering after deducting investor and other filing fees of $2.2 million.

Holo Surgical Second Amendment and FDA Clearance
On January 12, 2022, the Company entered into a Second Amendment to the Stock Purchase Agreement with the sellers of Holo Surgical to amend one of the regulatory milestones beyond December 31, 2021. This regulatory milestone was subsequently achieved on January 14, 2022 when the Company received 510(k) clearance for its HOLO PortalTM surgical guidance system for use within lumbar spine procedures. The HOLO PortalTM system is the world’s first AI-driven AR guidance system for spine and the first clinical application of Surgalign’s HOLOTM AI digital health platform. Upon achievement of this milestone the Company issued 8,650,000 in common stock at a value of $5.9 million and also paid the sellers $4.1 million in cash for a total payment for achieving the milestone of $10.0 million pursuant to the terms of the agreement.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
Schedule II
Valuation and Qualifying Accounts
Years Ended December 31, 2021, 2020 and 2019
(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions, Write-offs, or Payments	Balance at End of Period
For the year ended December 31, 2021:
Allowance for doubtful accounts	$8,203	$1,722	$653	$9,272
Allowance for product returns	105	—	—	105
Deferred tax asset valuation allowance	45,126	20,459	578	65,007

For the year ended December 31, 2020:
Allowance for doubtful accounts	4,803	3,584	$184	$8,203
Allowance for product returns	106	246	247	105
Deferred tax asset valuation allowance	48,115	(2,638)	351	45,126

For the year ended December 31, 2019:
Allowance for doubtful accounts	1,865	2,541	(397)	4,803
Allowance for product returns	478	—	372	106
Deferred tax asset valuation allowance	3,093	45,022	—	48,115

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 15, 2022	SURGALIGN HOLDINGS, INC.

	By:	/s/ Terry M. Rich
Terry M. Rich
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry M. Rich	President and Chief Executive Officer (Principal Executive Officer)	March 15, 2022
Terry M. Rich

/s/ Christopher Thunander	Vice President and Chief Accounting Officer (Principal Financial Officer)	March 15, 2022
Christopher Thunander

/s/ Sheryl L. Conley	Chair of the Board of Directors	March 15, 2022
Sheryl L. Conley

/s/ Thomas A. McEachin	Director	March 15, 2022
Thomas A. McEachin

/s/ Mark D. Stolper	Director	March 15, 2022
Mark D. Stolper

/s/ Paul G. Thomas	Director	March 15, 2022
Paul G. Thomas

/s/ Nicholas J. Valeriani	Director	March 15, 2022
Nicholas J. Valeriani