Form 10-Q
period 2022-03-31
SURGALIGN HOLDINGS, INC.
filed 2022-05-10
CIK 1760173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒
Shares of common stock, $0.001 par value, outstanding on May 5, 2022: 198,720,219

SURGALIGN HOLDINGS, INC.
FORM 10-Q For the Quarter Ended March 31, 2022

Part IFinancial Information
Item 1.Unaudited Condensed Consolidated Financial Statements
SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share data)

	March 31, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$44,677	$51,287
Accounts receivable - less allowances of $10,185 at March 31, 2022 and $9,272 at December 31, 2021	20,458	19,197
Inventories - current	22,980	26,204
Prepaid and other current assets	13,191	8,984
Total current assets	101,306	105,672
Non-current inventories	12,225	10,212
Property and equipment - net	900	945
Other assets - net	7,114	6,970
Total assets	$121,545	$123,799

Liabilities, Mezzanine Equity and Stockholders' Equity
Current Liabilities:
Accounts payable	$12,089	$10,204
Current portion of acquisition contingency - Holo	—	25,585
Accrued expenses	15,813	17,769
Accrued income taxes	444	484
Total current liabilities	28,346	54,042
Acquisition contingencies - Holo	33,425	26,343
Warrant liability	10,678	12,013
Notes payable - related party	10,034	9,982
Other long-term liabilities	3,376	3,176
Total liabilities	85,859	105,556
Commitments and contingencies (Note 17)

Mezzanine equity	10,006	10,006

Stockholders' equity:
Common stock, $.001 par value: 300,000,000 shares authorized; 198,734,928 and 146,640,069 shares issued and outstanding, as of March 31, 2022 and December 31, 2021, respectively	199	147
Additional paid-in capital	602,853	585,375
Accumulated other comprehensive loss	(1,929)	(1,820)
Accumulated deficit	(569,586)	(569,613)
Less treasury stock, 1,578,186 and 1,543,446 shares, as of March 31, 2022 and December 31, 2021, respectively, at cost	(5,857)	(5,852)
Total stockholders' equity	25,680	8,237
Total liabilities Mezzanine Equity and stockholders' equity	$121,545	$123,799
See notes to unaudited condensed consolidated financial statement.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income / (Loss)
(Unaudited, in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2022	2021
Revenues	$20,605	$23,291
Cost of goods sold	6,410	6,238
Gross profit	14,195	17,053
Operating Expenses:
General and administrative	25,317	26,161
Research and development	4,447	2,875
Gain on acquisition contingency	(8,503)	(51)
Asset impairment and abandonments	939	2,176
Transaction and integration expenses	916	322
Total operating expenses	23,116	31,483
Operating loss	(8,921)	(14,430)
Other (income) expense - net:
Other (income) expense - net	28	(4)
Interest expense	252	—
Foreign exchange loss	353	545
Change in fair value of warrant liability	(9,743)	—
Total other (income) expense - net	(9,110)	541
Income (Loss) before income tax provision	189	(14,971)
Income tax provision	162	219
Net income (loss) from operations	27	(15,190)
Noncontrolling interests
Net income applicable to noncontrolling interests	—	—
Net income (loss) applicable to Surgalign Holdings, Inc.	27	(15,190)

Other comprehensive income (loss)
Unrealized foreign currency translation gain	(109)	(71)
Total other comprehensive income (loss)	$136	$(15,119)

Net income (loss) from operations per share - basic	$0.00	$(0.15)
Net income (loss) per share applicable to Surgalign Holdings, Inc.- basic	$0.00	$(0.15)
Net income (loss) from operations per share - diluted	$0.00	$(0.15)
Net income (loss) per share applicable to Surgalign Holdings, Inc. - diluted	$0.00	$(0.15)
Weighted average shares outstanding - basic	172,009,259	98,109,900
Weighted average shares outstanding - diluted	177,328,099	98,109,900
See notes to unaudited condensed consolidated financial statements.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total	Mezzanine Equity
Balance, January 1, 2022	$147	$585,375	$(1,820)	$(569,613)	$(5,852)	$8,237	$10,006
Net Income	—	—	—	27	—	27	—
Foreign currency translation adjustment	—	—	(109)	—	—	(109)	—
Share offering	39	8,449	—	—	—	8,488	—
Prefunded warrant execution	4	1,745	—	—	—	1,749	—
Equity instruments issued in connection with the Holo acquisition	9	5,910	—	—	—	5,919	—
Stock-based compensation	—	1,374	—	—	—	1,374	—
Purchase of treasury stock	—	—	—	—	(5)	(5)	—
Balance, March 31, 2022	$199	$602,853	$(1,929)	$(569,586)	$(5,857)	$25,680	$10,006
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

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income (loss)	$27	$(15,190)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	562	520
Provision for bad debts and product returns	913	1,978
Investor fee	916	—
Change in fair value of warrant liability	(9,743)	—
Provision for inventory write-downs	3,044	2,754
Stock-based compensation	1,374	936
Asset impairment and abandonments	939	2,176
Gain on acquisition contingency	(8,503)	(51)
Other	(3)	58
Change in assets and liabilities:
Accounts receivable	(2,235)	(4,280)
Inventories	(2,122)	(5,636)
Accounts payable	1,771	(238)
Accrued expenses	(17,492)	9,659
Right-of-use asset and lease liability	(2)	—
Other operating assets and liabilities	11,416	(7,212)
Net cash used in operating activities	(19,138)	(14,526)
Cash flows from investing activities:
Purchases of property and equipment	(1,261)	(2,321)
Patent and acquired intangible asset costs	(81)	(161)
Net cash used in provided by investing activities	(1,342)	(2,482)
Cash flows from financing activities:
Share offering proceeds including prefunded warrant exercised, net	17,729	36,484
Proceeds from exercise of common stock options	—	23
Payment of Holo Milestones - contingent consideration	(4,081)	—
Payments for treasury stock	(5)	(110)
Net cash provided by financing activities	13,643	36,397
Effect of exchange rate changes on cash and cash equivalents	227	412
Net (decrease) increase in cash and cash equivalents	(6,610)	19,801
Cash and cash equivalents, beginning of period	51,287	43,962
Cash and cash equivalents, end of period	$44,677	$63,763
Supplemental cash flow disclosure:
Net income tax payments, net of refunds	22	7
Non-cash acquisition of property and equipment	105	397
Non-cash common stock issuance - Holo Milestones contingent considerations	5,919	—
See notes to unaudited condensed consolidated financial statements.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data or otherwise noted)
1.Business
Surgalign Holdings, Inc. (the “Company”), is a global medical technology company focused on elevating the standard of care by driving the evolution of digital surgery. We are developing an augmented reality (AR) and artificial intelligence (AI) technology platform called HOLO™ AI to enable digital spine surgery, which we believe is one of the most advanced AI technologies being applied to surgery. Our HOLO Portal™ surgical guidance system, a component of our HOLO™ AI technology platform, is designed to automatically recognize, identify, and segment patient anatomy to autonomously assist the surgeon throughout the surgical procedure. This proprietary AI-based system is an intelligent anatomical mapping technology designed to assist surgeons by allowing them to remain in safe anatomical zones and to enhance surgical performance. We plan to leverage our HOLO AI platform to improve patient outcomes and drive adoption of our spinal hardware implants and biomaterials products. We are developing a pipeline of new innovative technologies that we plan to integrate with our HOLO AI platform. We also have a broad portfolio of spinal hardware implants, including solutions for fusion procedures in the lumbar, thoracic, and cervical spine, motion preservation solutions for the lumbar spine, and a minimally invasive surgical implant system for fusion of the sacroiliac joint. Accompanying the hardware portfolio are our advanced and traditional orthobiologics, or biomaterials, products. We currently market and sell products to hospitals, ambulatory surgery centers, and healthcare providers in the United States and in more than 50 countries worldwide. We are headquartered in Deerfield, Illinois, with commercial, innovation and design centers in San Diego, CA; Wurmlingen, Germany; Poznan, Poland; and Warsaw, Poland. The Company operates one reportable segment: Spine.
Acquisition of equity interest in INN
On December 30, 2021, we completed a Stock Purchase Agreement (“Purchase Agreement”) to acquire 42% of Inteneural Networks Inc. ("INN") for a non-exclusive license to use INN's proprietary artificial intelligence ("AI") technology for autonomously segmenting and identifying neural structures in medical images and helping identify possible pathological states to advance our digital health strategy. INN is a private technology company that is developing technology that harnesses machine learning ("ML") and AI to autonomously and accurately identify and segment neural structures in medical images and integrate specific reference information regarding possible pathological states to physicians caring for patients. As consideration for the 42% stake in INN, we paid total consideration of $19.9 million which consisted of $5.0 million in cash, 6,820,792 shares of our common stock with a fair value of $4.9 million and issued unsecured promissory notes to the Sellers in an aggregate principal amount of $10.6 million with a fair value of $10.0 million. As part of the transaction and subject to certain contingencies, the Company must purchase up to 100% of the equity of INN in three 19.3% tranches for $19.3 million for each on the achievement of the three additional clinical, regulatory, and revenue milestones.
Prompt Prototypes LLC Acquisition
On April 30, 2021, The Company, entered into an Asset Purchase Agreement with Prompt Prototype LLC ("Prompt") a California limited liability company, and Peter Kopley, an individual residing in the State of California (the "Sellers"). The Company purchased the assets of Prompt to expand its research and development capabilities and create the capacity to produce certain medical prototypes. Pursuant to the terms of the Agreement, the Company purchased specific assets and assumed certain liabilities of Prompt for a purchase price of $1.1 million. At the closing, the Company paid $0.3 million of cash and issued restricted shares with an aggregate fair market value of $0.2 million to the seller. The remaining $0.6 million of the purchase price will be paid contingent on Mr. Kopley's continued employment with the Company, in the form of cash and restricted shares in two equal amounts on the 18th and 36th month anniversary of the closing date. These payments are considered future compensation.
COVID-19
The COVID-19 pandemic continues to materially impact our business and results of operations and financial condition. Although vaccines have been made available, it remains uncertain when our business will return to normal operations. The full extent to which the COVID-19 pandemic will impact the Company's business depends on future developments that are highly uncertain and cannot be accurately predicted. Many government agencies in conjunction with hospitals and healthcare systems have, to varying degrees, deferred, reduced, or suspended elective surgical procedures due to COVID-19. We have seen and may continue to see a significant reduction in procedural volumes as hospital systems and/or patients elect to defer spine surgery procedures.

Despite the impact COVID-19 has had on our business, we continued to invest in our digital health strategy, invest in our teams, improve operating processes through building strong foundations, and taking steps to position ourselves for long-term success by improving patient outcomes while maintaining adequate cash levels.
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
As of March 31, 2022, the company had cash and cash equivalent of $44.7 million and an accumulated deficit of $569.6 million. For the three months ended March 31, 2022, the company had an income from continuing operations of $0.0 million and net income applicable to Surgalign Holdings, Inc. of $0.0 million. The Company has incurred losses from operations in the previous two fiscal years and did not generate positive cash flows from operations in fiscal year 2021 or for the three months ended March 31, 2022. The Company expects net operating losses for the full year 2022.
On February 15, 2022, we issued and sold in an underwritten public offering 38,565,220 shares of common stock and 4,913,044 of pre-funded warrants to purchase common stock with gross proceeds of $20.0 million at an effective offering price of $0.46 and $0.4599 per share respectively. In addition, the Company issued warrants to purchase up to an aggregate of 32,608,698 shares of common stock at a strike price of $0.60 that are exercisable over the next five years. Also in connection with the offering, the Company issued placement agent warrants to purchase an aggregate of up 2,608,696 shares of common stock at a strike price of $0.575 per share that are exercisable over the next five years. Finally, the Company granted the underwriters the option for a period of 30 days from February 15, 2022 to purchase up to 6,521,736 additional shares of the Company's common stock at the public offering price of $0.4599 per share and/or warrants to purchase up to 4,891,302 shares of the Company's common stock at a public offering price of $0.0001 per warrant. The Underwriters did not exercise the option to purchase the common shares from the Company, but they did exercise the option to purchase the warrants which have not been converted to common shares as of March 31, 2022. We received net proceeds of $17.7 million from the offering.
On June 14, 2021, we issued and sold in a registered direct offering an aggregate of 28,985,508 shares of our common stock and investor warrants to purchase up to an aggregate of 28,985,508 million shares at a strike price of $1.725. The Company, also in connection with the direct offering, issued placement agent warrants to purchase an aggregate of up to 1,739,130 shares of our common stock at a strike price of $2.15625 per share. We received net proceeds of $45.8 million from the offering after deducting investor fees of $4.2 million.
On February 1, 2021, we closed a public offering and sold a total 28,700,000 shares of our common stock at a price of $1.50 per share, less the underwriter discounts and commissions. We received net proceeds of $40.5 million from the offering after deducting the underwriting discounts and commission of $4.0 million.
The Company is projecting it will continue to generate significant negative operating cash flows over the next 12-months and beyond. In management's evaluation of the going concern conclusion we considered the following: i) continued COVID-19 uncertainties and recent market volatility; ii) negative cash flows that are projected over the next 12-month period; iii) potential milestone payments related to the Holo Surgical Inc. ("Holo Surgical") and INN acquisitions should any of the milestones be achieved; iv) seller notes with a fair value amount of $10.0 million due to the seller of INN on December 31, 2024; and v) various supplier minimum requirements. The Company’s operating plan for the next 12-month period also includes continued investments in its product pipeline including both within digital health and hardware and biologics, which will necessitate additional financing. In addition to these efforts the Company will need continued capital and cash flows to fund the future operations through 2022 and beyond. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic and geopolitical conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide. If cash resources are insufficient to satisfy the Company’s on-going cash requirements through 2022, the Company will be required to scale back operations, reduce research and development expenses, and postpone, as well as suspend capital expenditures, in order to preserve liquidity. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.
In consideration of the inherent risks and uncertainties and the Company’s forecasted negative cash flows as described above, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. Management continually evaluates plans to raise additional debt and/or equity financing and will attempt to curtail discretionary expenditures in the future, if necessary; however, in consideration of the risks and uncertainties mentioned, such plans cannot be considered probable of occurring at this time.
The recoverability of a major portion of the recorded asset amounts shown in the Company’s accompanying condensed consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its funding requirements on a continuous basis to maintain existing financing to succeed in its future operations. The Company’s condensed consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.
2.Basis of Presentation
The accompanying condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a fair presentation of the condensed consolidated financial position, results of operations, comprehensive loss and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our condensed consolidated financial statements in accordance with GAAP often requires us to make estimates and judgments that affect reported amounts. These estimates and judgments are based on historical experience and assumptions that we believe to be reasonable under the circumstances. Assumptions and judgments based on historical experience may provide reported results, which differ from actual results; however, these assumptions and judgments historically have not varied significantly from actual experience, and we therefore do not expect them to vary significantly in the future. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. The Company includes acquisition, disposal, integration and separation related costs, which are predominantly composed of legal, consulting, and advisor fee expenses, within the “Transaction and integration expense” line on the condensed consolidated statements of comprehensive income/(loss).
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Surgalign Spine Technologies, Inc., Paradigm Spine, LLC (“Paradigm”), Pioneer Surgical Technology, Inc. (“Pioneer Surgical”) and Holo Surgical Inc. (“Holo Surgical”). The Company consolidates the accounts of Inteneural Networks, Inc. ("INN"), a 42% owned subsidiary as control was achieved through means other than voting rights ("variable interest entities" or "VIE") as the Company is deemed to be the primary beneficiary of INN.
For further information, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 15, 2022.
Accounting Standards Issued But Not Yet Adopted
To date, there have been no recent accounting pronouncements not yet effective that have a material, or potential material, impact to our consolidated financial statements.
Significant New Accounting Policies
Refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 15, 2022 for discussion of the Company's significant accounting policies.

3.Leases
The Company’s leases are classified as operating leases that include office space, automobiles, and copiers. The Company does not have any finance leases and the Company’s operating leases do not have any residual value guarantees, restrictions, or covenants. As of March 31, 2022 the only lease that has yet to commence is for our San Diego and Design Center, which is expected to open in the second half of 2022. The Company’s leases have remaining lease terms of 1 to 8 years, some of which include options to extend or terminate the leases. The option to extend is only included in the lease term if the Company is reasonably certain of exercising that option. Operating lease right-of-use ("ROU") assets are presented within "Other assets-net" on the condensed consolidated balance sheets. The current portion of operating lease liabilities are presented within "Accrued expenses", and the non-current portion of operating lease liabilities are presented within "Other long-term liabilities" on the condensed consolidated balance sheets. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, the Company estimates its incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value. Short-term leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet.
A subset of the Company’s automobile and copier leases contain variable payments. The variable lease payments for such automobile leases are based on actual mileage incurred at the standard contractual rate. The variable lease payments for such copier leases are based on actual copies incurred at the standard contractual rate. The variable lease costs for all leases are immaterial.
The components of operating lease expense were as follows:

	For the Three Months Ended March 31,
	2022	2021
Operating lease cost	$125	$183
Short-term operating lease cost	221	37
Total operating lease cost	$346	$220
Supplemental cash flow information related to operating leases was as follows:

	For the Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$347	$244
Supplemental balance sheet information related to operating leases was as follows:

	Balance Sheet Classification	Balance at March 31, 2022	Balance at December 31, 2021
Assets:
Right-of-use assets	Other assets - net	$881	$876
Liabilities:
Current	Accrued expenses	$346	$294
Noncurrent	Other long-term liabilities	892	947
Total operating lease liabilities		$1,238	$1,241

The weighted-average remaining lease terms and discount rates were as follows:

	For the Three Months Ended March 31,
	2022	2021
Weighted-average remaining lease term (years)	5.9	5.8
Weighted-average discount rate	5.1%	4.9%
As of March 31, 2022, maturities of operating lease liabilities were as follows:

Balance at March 31, 2022
2022 (remaining)	$353
2023	198
2024	172
2025	161
2026	159
2027 and beyond	398
Total future minimum lease payments	1,441
Less imputed interest	(203)
Total	$1,238
4.Revenue from Contracts with Customers
The Company recognizes revenue upon transfer of control of promised products in an amount that reflects the consideration it expects to receive in exchange for those products. The Company typically transfers control at a point in time upon shipment or delivery of the implants for direct sales, or upon implantation for sales of consigned inventory. The customer is able to direct the use of and obtain substantially all of the benefits from the implant at the time the implant is shipped, delivered, or implanted, based on the terms of the contract.
Disaggregation of Revenue
The Company’s entire revenue for the three months ended March 31, 2022 and 2021 was recognized at a point in time. The following table represents total revenue by geographical region for the three months ended March 31, 2022 and 2021, respectively:

	For the Three Months Ended March 31,
	2022	2021
Revenues:
Domestic	$17,170	$19,849
International	3,435	3,442
Total revenues from contracts with customers	$20,605	$23,291
5.Business Combinations
Inteneural Networks Inc.
On December 30, 2021, the Company entered into a Stock Purchase Agreement with Dearborn Capital Management LLC, and Neva, LLC, a Delaware limited liability company (collectively the sellers of INN), that are owned by Krzysztof Siemionow, MD, PhD (“Siemionow”), Pawel Lewicki, PhD ("Lewicki") respectively to acquire a 42% equity interest in the issued and outstanding shares of INN for a non-exclusive right to use their proprietary technology. Lewicki is a former member of the Board of Directors (the “Board”).

INN is a medical high-tech company, specializing in AI and big data learning analysis of brain imaging. INN has a proprietary AI technology that autonomously segments and identifies neural structures in medical images and helps identify possible pathological states. This technology has future applications in neurosurgery as well as the potential to address a wide variety of potential disorders, including dementia, autism, tumors, aneurysm, stroke, and neurovascular structures using magnetic resonance imaging and computed tomography platforms. The Company believes the transaction has the following benefits: i) the integration of INN’s ML and AI technologies positions the Company as a leader in intelligent digital health; ii) bringing INN’s intercranial capabilities to the HOLOTM AI platform, the Company can expand the applicability of HOLOTM AI technology into significant segments beyond spine, in particular neurosurgery; iii) the synergies in the research and development and eventual commercial functions should provide for a particularly efficient integration of INN’s technology and talent; and iv) the transaction materially contributes to the Company's mission to improve patient's lives through better outcomes.
As consideration for the 42% ownership we paid $19.9 million which consisted of $5.0 million in cash, issuance to the Sellers of 6,820,792 shares of our common stock, par value of $0.001, which had a fair value of $4.9 million and issuance of unsecured promissory notes to the Sellers in fair value of the principal in the amount of $10.0 million. In exchange for 42% equity interest the Company is able to use the proprietary AI technology as a nonexclusive licensee. As part of the transaction, the Company must purchase up to 100% of the equity of INN if the three additional clinical, regulatory, and revenue milestones are met. With each additional closing, the Company will acquire an additional 19.3% equity within INN for an additional $19.3 million in cash payment for each milestone. These milestones have not been achieved as of March 31, 2022
Management has determined that the Company has obtained control through means other than voting rights as the Company is deemed to be the primary beneficiary and is the most closely associated decision maker under ASC 810, Consolidation. Based on this the Company has considered INN to be a VIE and was fully consolidated into the consolidated financial statements as of March 31, 2022. INN does not have any assets or liabilities as of March 31, 2022. Additionally, there was no income statement activity within INN for the three month period ended March 31, 2022.
The Company further determined that substantially all of the fair value of INN was concentrated in the acquired in-process research and development ("IPR&D") asset in accordance with ASC 805, Business Combination and therefore accounted for this as an asset acquisition. The total consideration of the asset acquisition was determined to be $72.3 million, which consisted of cash consideration of $5.0 million, $4.9 million of fair value of shares issued to the seller, $10.0 million of seller notes issued to the sellers, direct and incremental expenses of $0.4 million incurred for the INN acquisition, $10.3 million in forward contracts related to the three potential milestone payments and $41.7 million in noncontrolling interest related to the 58% equity interest not purchased. As the forward contracts are redeemable upon a future event, FDA approval and as the event is not probable under the accounting guidance, the forward contracts are not remeasured to fair value at March 31, 2022.
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

The Company recorded noncontrolling interest of $52.0 million which is comprised of $41.7 million related to the investment in INN and $10.3 million related to the embedded forward contracts as of the transaction date. Management determined that because the IPR&D asset was immediately expensed as it did not have technological feasibility. As a result of the transaction, the company recorded a $72.1 million loss within the Consolidated Statements of Comprehensive Loss during the fourth quarter for the year ended December 31, 2021. This loss had a net impact of $30.2 million to Surgalign, and $41.9 million impact to INN.

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
Based on the preliminary purchase price, the fair value of the assets acquired and liabilities assumed exceeded the purchase price consideration resulting in a bargain purchase gain of $0.1 million and was recorded in "Other (income) expense – net" during the second quarter ended June 30, 2021. The bargain purchase was primarily driven by the potential future compensation expense in lieu of an increased purchase price.

6.Stock-Based Compensation
The following tables summarize our stock option and stock grant awards by plan:
For the three months ended March 31, 2022:

Plan	Stock Options	Restricted Stock Awards	Restricted Stock Units	Total
2021 Incentive Inducement Plan	—	—	2,340,316	2,340,316
2021 Incentive Compensation Plan	—	—	24,899	24,899
Total	—	—	2,365,215	2,365,215
For the three months ended March 31, 2021:

Plan	Stock Options	Restricted Stock Awards	Restricted Stock Units	Total
2018 Incentive Compensation Plan	173,683	78,084	—	251,767
Total	173,683	78,084	—	251,767

The Company recognized stock-based compensation as follows:

	For the Three Months Ended March 31,
	2022	2021
Stock-based compensation:
Costs of goods sold	$—	$21
General and administrative	1,271	889
Research and development	103	26
Total	$1,374	$936
The expense in the table above represents stock-based compensation for outstanding awards, and related expenses for the Company's employee stock purchase program.
7.Net Income Per Common Share
A reconciliation of the number of shares of common stock used in the calculation of basic and diluted net income per common share is presented below:

	For the Three Months Ended March 31,
	2022	2021
Weighted average basic shares	172,009,259	98,109,900
Stock Options	—	—
Restricted Stock Units and Restricted Stock Awards	5,318,840	—
Weighted average diluted shares	177,328,099	98,109,900
For the three months ended March 31, 2021, the Company has recorded a net loss from operations. As a result, the Company has excluded all potential dilutive shares from the computation of the diluted net loss per common share to avoid the anti-dilutive effect.
The following table includes the number of potential dilutive shares that were excluded due to the anti-dilutive effect:

	For the Three Months Ended March 31,
	2022	2021
Stock Options	—	781,144
Restricted Stock Units and Restricted Stock Awards	—	886,434
Total	—	1,667,578
For the three months ended March 31, 2022 and 2021, the company excluded 3,541,328 and 4,264,055 of issued stock options in the computation of diluted net income per share and diluted net loss per share, respectively, because their exercise price exceeded the average market price during the respective periods. The Company’s outstanding warrants were also excluded from the computation of diluted net loss per common share as they were considered “out-of-the-money” as of March 31, 2022.
8.Inventories
The inventory balances as of March 31, 2022 and December 31, 2021 consist entirely of finished goods. The Company values its inventories at the lower of net realizable value or cost using first-in, first-out ("FIFO").

For the three months ended March 31, 2022 and 2021, the Company had inventory write-downs of $3.0 million and $2.8 million, respectively, relating primarily to excess quantities and obsolescence ("E&O") of inventories. The E&O write-downs are included in the cost of goods sold on the condensed consolidated statements of comprehensive income/(loss).

9.Prepaid and Other Current Assets
Prepaid and other current assets are as follows:

	March 31, 2022	December 31, 2021
Income tax receivable	$3,913	$4,116
Leasehold improvement reimbursement	$3,410	$—
Prepaid expenses	$2,952	$2,553
Payroll tax receivable	$1,695	$—
Insurance recovery receivable	$—	$1,500
Other receivables	1,221	815
	$13,191	$8,984
10.Property and Equipment
The net book value of property and equipment after accumulated depreciation and all impairment is as follows:

	March 31, 2022	December 31, 2021
Processing equipment	$273	$346
Surgical instruments	449	489
Office equipment, furniture and fixtures	10	15
Computer equipment and software	163	44
Construction in process	5	51
	$900	$945
For the three months ended March 31, 2022 and 2021, the Company recorded depreciation expense in connection with property and equipment of $0.5 million and $0.5 million, respectively. The Company uses the straight-line method of depreciation.
For the three months ended March 31, 2022 and 2021, the Company recorded asset impairment and abandonment charges of $0.9 million and $2.2 million, respectively. The fair value of property and equipment was measured utilizing an orderly liquidation value of each of the underlying assets.
For the three months ended March 31, 2022 and 2021, the Company capitalized a total of $0.0 million and $0.3 million of internal software expense related to the implementation of a new Enterprise Resource Planning ("ERP") system. The ERP system was implemented in January 2022 and related capitalized expenses were transferred from "Construction in process to "Computer equipment and software" to coincide with implementation.
Impairment of the ERP costs was $0.0 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively. The impairment charges were triggered by continued negative operating cash flows.
For the three-month periods ended March 31, 2022 and 2021, the Company expensed $0.6 million and $0.1 million, respectively, related to the ERP implementation. These non-capitalizable expenses are recorded in the “General, and administrative” line on the condensed consolidated statements of comprehensive income/(loss).
11.Warrants
On February 15, 2022, we issued and sold in an underwritten public offering 38,565,220 shares of common stock and 4,913,044 of pre-funded warrants to purchase common stock with gross proceeds of $20.0 million at an effective offering price of $0.46 and $0.4599 per share respectively. In addition, the Company issued warrants to purchase up to an aggregate of 32,608,698 shares of common stock at a strike price of $0.60 that are exercisable over the next five years. Also in connection with the offering, the Company issued placement agent warrants to purchase an aggregate of up to 2,608,696 shares of common stock at a strike price of $0.575 per share that are exercisable over the next five years. Finally, the Company granted the underwriters the option for a period of 30 days from February 15, 2022 to purchase up to 6,521,736 additional shares of our common stock at the public offering price of $0.4599 per share and/or warrants to purchase up to 4,891,302 shares of the Company's common stock at a public offering price of $0.0001 per warrant. The

Underwriters did not exercise the option to purchase the common shares from the Company, but they did exercise the option to purchase the warrants which have not been converted to common shares as of March 31, 2022. We received net proceeds of $17.7 million from the offering. The Company incurred issuance costs related to the offering of $2.3 million which has been allocated between the value of the warrant liability and the amounts recorded within the Statement of Shareholders Equity. Fees allocated to the warrant liabilities were $0.9 million and is reflected in the "Transaction and integration expenses" line in the condensed consolidated statement of income/(loss). The remaining $1.4 million is allocated to common shares and is reflected in "Additional Paid-In Capital" and "Common Stock" sections of the Company’s condensed consolidated balance sheets
On June 14, 2021, the Company issued and sold in a registered direct offering priced at-the-market an aggregate of 28,985,508 shares of its common stock and warrants exercisable for an aggregate of 28,985,508 shares of Company common stock, at a combined purchase price of $1.725 per share. The warrants have an exercise price equal to $1.725 per share, are exercisable immediately upon issuance and will expire three years from the issuance date. The net proceeds from the direct offering, after deducting investor and management fees, were $45.8 million. Upon any exercise of the offering warrants issued in the offering for cash, the Company agreed to pay the placement agent a total cash fee equal to 7.0% of the aggregate gross proceeds from the exercise of the offering warrants and a management fee equal to 1.0% of the aggregate gross proceeds from the exercise of the offering warrants. The Company, also in connection with the direct offering, issued the placement agent or its designees warrants to purchase an aggregate of up to 1,739,130 shares of its common stock. The placement agent warrants have substantially the same terms as the warrants described above, except that the placement agent warrants will have an exercise price of $2.15625 per share, and holders of the placement agent warrants are not entitled to receive cash dividends issued by the Company during such time as the placement agent warrant is outstanding.
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
12.Fair Value Information
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
Acquisition Contingencies
Changes in the fair value of contingent consideration are recorded in the "Gain on acquisition contingency" line in the condensed consolidated statement of income/(loss). Significant changes in unobservable inputs, mainly the probability of success and projected cash flows, could result in material changes to the contingent consideration liability.
Inteneural Networks Inc.
On December 30, 2021, we completed a Stock Purchase Agreement (“Purchase Agreement”) to acquire 42% of Inteneural Networks Inc. ("INN") for a non-exclusive license to use INN's proprietary AI technology for autonomously segmenting and identifying neural structures in medical images and helping identify possible pathological states to advance our digital health strategy. INN is a private technology company that is developing technology that harnesses machine learning ("ML") and AI to autonomously and accurately identify and segment neural structures in medical images and integrate specific reference information regarding possible pathological states to physicians caring for patients. As consideration for the 42% stake in INN, we paid total consideration of $19.9 million which consisted of $5.0 million in cash, 6,820,792 shares of our common stock with a fair value of $4.9 million and issued unsecured promissory notes to the Sellers in an aggregate principal amount of $10.6 million with a fair value of $10.0 million. As part of the transaction and subject to certain contingencies, the Company must purchase up to 100% of the equity of INN in three 19.3% tranches for $19.3 million for each of the achievement of the three additional clinical, regulatory, and revenue milestones.
Holo Surgical
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
The Purchase Agreement provides that the Company will issue Common Stock to satisfy any contingent consideration payable to the Seller, until the total number of shares of Common Stock issued to the Seller pursuant to the Purchase Agreement (including the 6,250,000 shares of Common Stock issued at closing) is equal to 14,900,000 shares of Common Stock. Following the attainment of that limitation, the post-closing contingent payments would be payable in cash. The number of shares of Common Stock issued as contingent consideration with respect to the achievement of a post-closing milestone, if any, will be calculated based on the volume weighted average price of the Common Stock for the five (5) day trading period commencing on the opening of trading on the third trading day following the achievement of the applicable milestone. On January 12, 2022, the Company entered into a Second Amendment to the Stock Purchase Agreement with the sellers of Holo Surgical to amendment one of the regulatory milestones beyond December 31, 2021. This regulatory milestone was subsequently achieved on January 14, 2022 when the Company received 510(k) clearance for its HOLO Portal™ surgical guidance system. Upon achievement of this milestone the Company issued 8,650,000 in common stock at a value of $5.9 million, and also paid the sellers $4.1 million in cash for a total payment for achieving the milestone of $10.0 million pursuant to the terms of the agreement (the "Holo Milestone Payments").
The Company determined the fair value of the Holo Milestone Payments to be the present value of each future payment amount estimated using a probability weighted model, driven by the probability of success factor and expected payment date. The probability of success factor was used in the fair value calculation to reflect inherent regulatory, development and commercial risk of the Holo Milestone Payments. More specifically, the probability of expected achievement of the specific milestones, including risks associated with the uncertainty regarding the achievement and payment of milestones; obtaining regulatory approvals in the United States and Europe; the development of new features used with the product; the adaption of the new technology by surgeons; and the placement of the devices within the field. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy.
Inputs used in estimating the fair value of the contingent consideration for Holo Surgical as of March 31, 2022 and December 31, 2021, are summarized below:

Fair Value at March 31, 2022	Valuation Technique	Unobservable Inputs	Ranges
$33,425	Earn-Out Valuation	Probability of success factor	0% - 95%
		Discount rates	0.00% - 12.47%

Fair Value at December 31, 2021	Valuation Technique	Unobservable Inputs	Ranges
$51,928	Earn-Out Valuation	Probability of success factor	0% - 90%
		Discount rates	0.06% - 11.60%
The following table provides a reconciliation of contingent consideration measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
Beginning balance as of January 1	$51,928	$56,515
Gain on acquisition contingency	(8,503)	(4,587)
Milestone payments	(10,000)	—
Ending balance as of March 31	$33,425	$51,928
Paradigm
On March 8, 2019, the Company acquired Paradigm, which included a contingent liability related to the revenue based earnout ("Paradigm Earnout") of $72.2 million. The fair value of the contingent liability was measured using Level 3 inputs. Unobservable inputs for the probability-weighted model included weighted average cost of capital and company specific projected revenue and costs. During 2019 management reduced the contingency consideration to $0.0 million due to a revision in the milestone inputs and recorded a gain of $72.2 million which was recognized during 2019. There are no amounts recorded as contingent consideration as of March 31, 2022 and December 31, 2021 as management has determined that the milestones will not be met. The last milestones will expire on December 31, 2022.
Property and Equipment, Intangibles and Other Assets
As of March 31, 2022, and December 31, 2021, respectively, property and equipment with a carrying amount of $1.7 million and $12.0 million were written down to their estimated fair value of $0.9 million and $0.9 million using Level 3 inputs. The Level 3 fair value was measured based on orderly liquidation value and is evaluated on a quarterly basis. Unobservable inputs for the orderly liquidation value included replacement costs, physical deterioration estimates and market sales data for comparable assets.
Definite-lived intangible and other assets subject to amortization were impaired and written down to their estimated fair values in 2022 and 2021. Fair value is measured as of the impairment date using Level 3 inputs. Definite-lived intangible assets and other assets’ fair value was measured based on the income approach and orderly liquidation value, respectively. Due to the Company’s forecasted cash flow being negative, any intangible assets acquired during the period were immediately impaired. Unobservable inputs for the orderly liquidation value included replacement costs, physical deterioration estimates and market sales data for comparable assets. Unobservable inputs for the income approach included forecasted cash flows generated from use of the definite-lived intangible assets.
As a result of impairments recognized, the following table summarizes the post impairment fair values of the corresponding assets subject to fair value measured using Level 3 inputs as of March 31, 2022 and December 31, 2021:

Fair value	March 31, 2022	December 31, 2021
Property and equipment – net	$900	$945
Definite-lived intangible assets - net	—
Other assets – net	7,114	6,970
	$8,014	$7,915
Property and equipment was impaired and written down to their estimated fair values during the three months ended March 31, 2022 and 2021. Other intangible assets and other assets were impaired and written down to their estimated fair values during the three months ended March 31, 2022. The following table summarizes the corresponding impairment charge during the three months ended March 31, 2022 and 2021:

	For the Three Months Ended March 31,
Impairment	2022	2021
Property and equipment – net	$789	$1,778
Definite-lived intangible assets - net	101	161
Other assets – net	49	237
	$939	$2,176
During the three months ended March 31, 2022 and 2021, the Company concluded, through its ASC 360 impairment testing of long-lived assets classified as held and used, that factors existed indicating that finite-lived intangible assets were impaired. The factors considered by management include a history of net losses and negative cash flows in each of those periods to be able to support the assets. The Company tested the carrying amounts of the property and equipment, definite lived intangibles, and other assets for impairment. As a result, we recorded an impairment charge of $0.9 million and $2.2 million for the three months ended March 31, 2022 and 2021 recorded within the "Asset impairment and abandonments" line item on the consolidated statement of comprehensive loss.
Warrant Liability
Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within "Warrant liability" in the Company’s condensed consolidated balance sheets.
The following table presents information about the Company’s liabilities that are measured at fair value:

	Level	March 31, 2022	December 31, 2021
Warrant liability	3	$10,678	$12,013

June 15, 2021 Warrants
The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the June 15, 2021 warrant liability for the three months ended March 31, 2022, there were no warrants issued as of March 31, 2021:

Warrant Liability
December 31, 2021	$12,013
Change in fair value of warrant liability	(7,600)
March 31, 2022	$4,413
The warrant liability is revalued each reporting period with the change in fair value recorded in the accompanying condensed consolidated statements of comprehensive income/(loss) until the warrants are exercised or expire. The fair value of the warrant liability is estimated using the Black-Scholes Option Pricing Model using the following valuation inputs:

	March 31, 2022	December 31, 2021
Stock price	$0.30	0.72
Risk-free interest rate	2.31%	0.84%
Dividend yield	—%	—%
Volatility	150%	130%
February 15, 2022 Warrants
The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the February 15, 2022 warrant liability for the three months ended March 31, 2022, there were no warrants issued as of March 31, 2021:

Warrant Liability
December 31, 2021	$—
Fair value of warrants on date of issuance	10,157
Execution of prefunded warrants	(1,749)
Change in fair value of warrant liability	(2,143)
March 31, 2022	$6,265
The warrant liability is revalued each reporting period with the change in fair value recorded in the accompanying condensed consolidated statements of comprehensive income/(loss) until the warrants are exercised or expire. The fair value of the warrant liability is estimated using the Black-Scholes Option Pricing Model using the following valuation inputs:

March 31, 2022
Stock price	$0.30
Risk-free interest rate	2.42%
Dividend yield	—%
Volatility	80%
13.Accrued Expenses
Accrued expenses are as follows:

	March 31, 2022	December 31, 2021
Accrued compensation	$4,405	$5,258
Accrued distributor commissions	$3,186	$2,957
Accrued securities class action settlement	$—	$1,500
Other	8,222	8,054
Total accrued expenses	$15,813	$17,769

14.Other Long-term Liabilities
Other long-term liabilities are as follows:

	March 31, 2022	December 31, 2021
Acquisition contingencies	$33,425	$26,343
Warrant Liability	10,678	12,013
Lease obligations	892	947
Other	2,484	2,229
Total other long-term liabilities	$47,479	$41,532
15.Income Taxes
The Company evaluates the need for deferred tax asset valuation allowances based on a more likely than not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The Company has evaluated all evidence, both positive and negative, and maintains a valuation allowance on deferred tax assets in the United States as well as most foreign jurisdictions as of March 31, 2022.
For the three months ended March 31, 2022 and 2021, the Company recorded income tax expense of $0.2 million and $0.2 million, respectively in continuing operations. The March 31, 2022 three-month income tax provision was primarily a result of federal tax notices received, non-U.S. income tax expense, and interest accrued on uncertain tax positions. The March 31, 2021 three-month income tax provision was primarily a result of federal interest associated with the timing of payments.
16.Debt
On December 30, 2021, the Company issued $10.6 million aggregate principal amount of unsecured seller notes (“Seller Notes”) recorded at $10.0 million and $10.0 million as of March 31, 2022 and December 31, 2021 respectively. All principal and accrued interest due and payable on the earlier of December 30, 2024, or the date upon which a change in control occurs. Interest is paid in kind and capitalized into the principal amount of the Seller Notes on each anniversary of the issuance date at a rate of 6.8% per year. For the three months ended March 31, 2022 management accrued $0.2 million in interest expense and accredited $0.1 million related to the seller notes for a total interest expense of $0.3 million. In the event of default, as defined in the agreement, any and all of the indebtedness may be immediately declared due and payable, and the interest would accrue at a 4.0% higher rate. There is no prepayment penalty or covenants related to the fixed rate notes. The Seller Notes were issued as deferred consideration in connection with the INN Purchase Agreement discussed at Note 1, Note 5, and Note 20.
Debt issuance costs were immaterial and were included within the overall costs of the acquisition of INN. The following table summarizes the debt recorded on the condensed consolidated balance sheet:

	Carrying Value (In thousands)
	March 31, 2022	December 31, 2021
Seller Notes-P. Lewicki	$5,306	$5,306
Seller Notes-K. Siemionow	5,306	5,306
Less: fair value adjustment	(578)	(630)
Total Seller Notes - related party	10,034	9,982
Current portion of seller notes	—	—
Total long-term seller note, excluding current portion	$10,034	$9,982
The fair value of the Seller Notes is $10.0 million at March 31, 2022 and December 31, 2021, respectively. The Company has determined that the Seller Notes is a level 2 financial instrument as there are other unobservable inputs.

As of March 31, 2022, the future maturities of long-term debt, excluding deferred financing costs, accrued interest and debt discount, were as follows:

2022	$—
2023	—
2024	10,612
2025	—
2026	—
Thereafter	—
Total	$10,612
17.Commitments and Contingencies
Acquisition of Paradigm – On March 8, 2019, pursuant to a Master Transaction Agreement, the Company acquired Paradigm in a cash and stock transaction valued at up to $300.0 million consisting of $150.0 million of cash, plus potential future milestone payments. Paradigm’s primary product is the Coflex® Interlaminar Stabilization® device, a minimally invasive motion preserving stabilization implant that is FDA premarket approved for the treatment of moderate to severe lumbar spinal stenosis in conjunction with decompression.
Under the terms of the agreement, the Company paid $100.0 million in cash and issued 10,729,614 shares of the Company’s common stock. The shares of Company common stock issued on March 8, 2019, were valued based on the volume weighted average closing trading price for the five trading days prior to the date of execution of the definitive agreement, representing $50.0 million of value. In addition, under the terms of the agreement, the Company may have been required to pay up to an additional $150.0 million in a combination of cash and Company common stock based on a revenue earnout consideration. The first potential earnout payment of $20.0 million was based on revenues achieved during any twelve-month period ending on December 31, 2020. As the revenue milestone was not achieved, there was no consideration due with respect to the first earnout period and the Company has no further liability with respect thereto. The last milestone is based on a probability weighted model and, the Company estimates a contingent liability related to the revenue based earnout of zero utilizing a Monte-Carlo simulation model. A Monte-Carlo simulation is an analytical method used to estimate fair value by performing a large number of simulations or trial runs and thereby determining a value based on the possible outcomes. Accounted for as a liability to be revalued at each reporting period, the fair value of the contingent liability was measured using Level 3 inputs, which includes weighted average cost of capital and projected revenues and costs. There are no amounts recorded as contingent consideration as of March 31, 2022 and December 31, 2021 as management has determined that the milestones will not be met. The last milestones will expire on December 31, 2022.
Aziyo – On August 1, 2018, the Company and Aziyo Biologics, Inc. ("Aziyo") entered into a Distribution Agreement which was subsequently amended on December 3, 2018, and November 15, 2020 (the “Distribution Agreement”). Pursuant to the Distribution Agreement, the Company has exclusive distribution rights to certain biologic implants manufactured by Aziyo and marketed under the ViBone trade name (“ViBone”). The Distribution Agreement provides for minimum purchases of ViBone implants on an annual basis through calendar 2025. For calendar years 2019-2021, if the minimum purchase obligations for a particular year are not fulfilled, the Distribution Agreement provides various options for the Company to satisfy such obligations (“Shortfall Obligations”) in subsequent years, including a combination of payments and/or providing purchase orders for the shortfall amount in a given year. If a purchase order is submitted, the contract does not provide that it needs to be satisfied during the following year (i.e., the Company can satisfy the orders over multiple years and until the minimum is achieved). For calendar years 2022 and beyond, if the Company does not satisfy the minimum purchase obligations specified in the Distribution Agreement, the Company can continue to market the ViBone implants on a non-exclusive basis without any Shortfall Obligations. In January 2021, the Company issued a purchase order to Aziyo for $12.4 million relating to the 2020 Shortfall Obligation. In January 2022, the Company issued a purchase order to Aziyo for $14.2 million relating to the 2021 Shortfall Obligation.
Acquisition of Holo Surgical – As part of the Holo Surgical acquisition, the Company issued contingent consideration which would be payable to the sellers upon the achievement of certain regulatory, commercial, and utilization milestones by specified time periods. On January 14, 2022 the Company received 510(k) clearance for the HOLO PortalTM surgical guidance system. Upon achievement of this milestone the Company issued 8,650,000 in common stock at a value of $5.9 million and also paid the sellers $4.1 million in cash for a total payment for achieving the milestone of $10.0 million pursuant to the terms of the agreement. The fair value of the liability was $33.4 million as of March 31, 2022 all of which is being classified as a long-term liability in the accompanying condensed consolidated balance sheets, within "Acquisition contingencies - Holo." The fair value of the liability was $51.9 million on December 31, 2021 with

$25.6 million classified as current liabilities within "Current portion of accrued acquisition contingency- Holo" while $26.3 million classified as "Acquisition contingencies - Holo." The change in the fair value of the liability of $8.5 million since December 31, 2021 was recognized in the gain on acquisition contingency line of the condensed consolidated statements of comprehensive income/(loss).
Manufacturing Agreements with Former OEM Affiliates – In connection with the closing of the OEM Transaction, on July 20, 2020 the Company entered into three manufacturing and distribution agreements with affiliates of Montague Private Equity: (i) a Manufacture and Distribution Agreement (the “Hardware MDA”) with Pioneer Surgical Technology, Inc. (“Pioneer”) pursuant to which Pioneer would manufacture certain hardware implants for the Company; (ii) a Processing and Distribution Agreement with RTI Surgical, Inc. (“RTI”), an affiliate of Pioneer, pursuant to which RTI would process certain biologic implants for the Company (the “PDA”); and (iii) a Manufacture and Distribution Agreement (“NanOss”) pursuant to which Pioneer would manufacture certain synthetic implants for the Company (the “NanOss MDA”), and together with the Hardware MDA and the PDA, the “OEM Distribution Agreements.” The OEM Distribution Agreements contain aggregate minimum purchase obligations for each of the first three years of the agreements as follows:
•Year 1: $24.2 million
•Year 2: $25.8 million
•Year 3: $27.2 million
The OEM Distribution Agreements contain provisions whereby the minimum purchase obligations are reduced under certain circumstances, including certain force majeure events and termination of the agreements for certain specified reasons.
In addition, on July 20, 2020, the Company entered into a Design and Development Agreement with Pioneer pursuant to which Pioneer will provide certain design and development services with respect to certain implants (the “Design and Development Agreement”). The Design and Development Agreement contains a provision whereby the Company will pay Pioneer a minimum of $1.7 million for direct labor costs and certain services with respect to maintaining design history files in each of the first two years under the Design and Development Agreement. Pioneer has filed a legal dispute with the Company regarding the Design and Development Agreement related certain disputed invoices. All amounts have been properly accrued related to the agreement within the condensed consolidated balance sheet as of March 31, 2022.
San Diego Lease – On March 12, 2021, the Company entered into a Lease (the “Lease”) with SNH Medical Office Properties Trust, a Maryland real estate investment trust (the “Landlord”), to house the Company’s offices, lab and innovation space (the “Building”) in San Diego, California. The initial term of the Lease is twelve years, with one extension option for a period of seven years.
Under the terms of the Lease, the Company will lease an aggregate of approximately 94,457 rentable square feet building located at 3030 Science Park Road, San Diego, California (the “Premises”). The Landlord agreed to make improvements over the 12 month period after the execution of the leases, after which occupancy is expected to be delivered to the Company.
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
18.Legal Actions
The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. Based on the information currently available to the Company, including the availability of coverage under its insurance policies, except as described below and in Note 19 the Company does not believe that any of these claims that were outstanding as of March 31, 2022 will have a material adverse impact on its financial position or results of operations. The Company’s accounting policy is to accrue for legal costs as they are incurred.
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
In addition to claims made directly against the Company, Coloplast, a distributor of TSM’s and certain allografts processed and private labeled for them under a contract with the Company, has also been named as a defendant in individual TSM cases in various federal and state courts. Coloplast requested that the Company indemnify or defend Coloplast in those claims which allege injuries caused by the Company’s allograft implants, and on April 24, 2014, Coloplast sued RTI Surgical, Inc. in the Fourth Judicial District of Minnesota for declaratory relief and breach of contract. On December 11, 2014, Coloplast entered into a settlement agreement with RTI Surgical, Inc. and Tutogen Medical, Inc. (the “Company Parties”) resulting in dismissal of the case. Under the terms of the settlement agreement, the Company Parties are responsible for the defense and indemnification of two categories of present and future claims: (1) tissue only (where Coloplast is solely the distributor of Company processed allograft tissue and no Coloplast-manufactured or distributed synthetic mesh is identified) (“Tissue Only Claims”), and (2) tissue plus non-Coloplast synthetic mesh (“Tissue-Non-Coloplast Claims”) (the Tissue Only Claims and the Tissue-Non-Coloplast Claims being collectively referred to as “Indemnified Claims”). As of March 31, 2022, there are a cumulative total of 1,028 Indemnified Claims for which the Company Parties are providing defense and indemnification. In connection with the transactions, liabilities related to these claims remained a liability retained by the Company. The defense and indemnification of these cases are covered under the Company’s insurance policy subject to a reservation of rights by the insurer.
Based on the current information available to the Company, the impact that current or any future TSM litigation may have on the Company cannot be reasonably estimated.
LifeNet — On June 27, 2018, LifeNet Health, Inc. (“LifeNet”) filed a patent infringement lawsuit in the United States District Court for the Middle District of Florida (since moved to the Northern District of Florida) claiming infringement of five of its patents by the Company’s predecessor RTI Surgical, Inc. The suit requests damages, enhanced damages, reimbursement of costs and expenses, reasonable attorney fees, and an injunction. The asserted patents are expired. On April 7, 2019, the Court granted the Company’s request to stay the lawsuit pending the U.S. Patent Trial and Appeal Board’s (“PTAB”) decision whether to institute review of the patentability of LifeNet’s patents. On August 12, 2019 the PTAB instituted review of three LifeNet patents, and on September 3, 2019 the PTAB instituted review of the remaining two. On August 4, 2020 and August 26, 2020, the PTAB issued final written decisions finding that certain claims were shown to be unpatentable and others not. Neither party appealed the PTAB’s decisions with respect to the three LifeNet patents on which the PTAB instituted review on August 12, 2019. With respect to the remaining two LifeNet patents, Surgalign filed Notices of Appeal with the Federal Circuit on October 27, 2020 and LifeNet filed a Notice of Cross-appeal on November 9, 2020. The Federal Circuit issued its written opinion regarding Surgalign's Appeal and LifeNet's Cross-appeal on April 11, 2022, affirming in-part, reversing in-part, and remanding one issue to the PTAB. In connection with the transactions, liabilities related to these claims remained a liability retained by the Company. The Company continues to believe the suit is without merit and will vigorously defend its position. Based on the current information available to the Company, the impact that current or any future litigation may have on the Company cannot be reasonably estimated.
Securities Class Action— The Company’s Investigation (as defined below) resulted in stockholder litigation. A class action complaint was filed by Patricia Lowry, a purported shareholder of the Company, against the Company, and certain former officers of the Company, in the United States District Court for the Northern District of Illinois (the “Court”) on March 23, 2020, asserting claims under Sections 10(b) and 20(a) the Securities Exchange Act of 1934 (the “Exchange Act”) and demanding a jury trial (the “Lowry Action”). The court appointed a different shareholder as Lead Plaintiff and she filed an amended complaint on August 31, 2020. On October 15, 2020, the Company and the other named defendants moved to dismiss the amended complaint. In April 2021, the court denied the defendants’ motions to dismiss. On June 30, 2021, the parties to the Lowry Action conducted a mediation session, after which negotiations among the parties continued into July. On July 27, 2021, a binding term sheet settling the Lowry Action was entered into whereby the defendants will pay $10.5 million (inclusive of attorneys’ fees and administrative costs) in exchange for the dismissal with prejudice of all claims against the defendants in connection with the Lowry Action (the “Lowry Settlement”). On September 22, 2021, the court granted preliminary approval to the Lowry Settlement, and the settlement amount was paid by the Company’s insurers under its Directors' and Officers’ insurance policies in October 2021 in the amount of $10.5 million. No amounts were outstanding on March 31, 2022 and December 31, 2021. The Court entered an order approving the settlement on January 26, 2022. The matter is now concluded.

Derivative Lawsuits—Three derivative lawsuits have also been filed on behalf of the Company, naming it as a nominal defendant, and demanding a jury trial. On June 5, 2020, David Summers filed a shareholder derivative lawsuit (the “Summers Action”) against certain current and former directors and officers of the Company (as well as the Company as a nominal defendant), in the United States District Court for the Northern District of Illinois asserting statutory claims under Sections 10(b), 14(a), and 20(a) of the Exchange Act, as well as common law claims for breach of fiduciary duty, unjust enrichment and corporate waste. Thereafter, two similar shareholder derivative lawsuits asserting many of the same claims were filed in the same court against the same current and former directors and officers of the Company (as well as the Company as a nominal defendant), as well as a books and records demand under Section 220 of the Delaware General Corporate Law (the “Books and Records Demand”). The three derivative lawsuits have been consolidated into the first-filed Summers Action (together with the Books and Records Demand, the “Derivative Actions”). On September 6, 2020, the court entered an order staying the Summers Action pending resolution of the motions to dismiss in the Lowry Action. On September 30, 2021, the court granted preliminary approval of a proposed settlement of the Derivative Actions (the “Derivative Actions Settlement”). Pursuant to the Derivative Actions Settlement, the Company has agreed to adopt or revise certain corporate governance policies and procedures, and the Company’s insurers agreed to pay $1.5 million to plaintiffs’ counsel. Based on this a corresponding receivable and liability of $1.5 million was recorded within "Prepaid and other current assets," and "Accrued expenses" on the consolidated balance sheets as of December 31, 2021. The settlement amount was paid by the Company's insurers under its Directors' and Officers' insurance policies in January 2022 in the amount of $1.5 million. On January 24, 2022, the court gave final approval to the Derivative Actions Settlement. The matter is now concluded and no amounts were outstanding at March 31, 2022.
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
19.Regulatory Actions
SEC Investigation— As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020, and the Form 10-K filed with the SEC on June 8, 2020, the Audit Committee of the Board of Directors, with the assistance of independent legal and forensic accounting advisors, conducted an internal investigation of matters relating to the Company’s revenue recognition practices for certain contractual arrangements, primarily with customers of the Company’s formerly-owned OEM Businesses, including the accounting treatment, financial reporting and internal controls related to such arrangements (the “Investigation”). The Investigation also examined transactions to understand the practices related to manual journal entries for accrual and reserve accounts. As a result of the Investigation, the Audit Committee concluded that the Company would restate its previously issued audited financial statements for fiscal years 2018, 2017, and 2016, selected financial data for fiscal years 2015 and 2014, the condensed consolidated financial statements for the quarterly periods within these years commencing with the first quarter of 2016, as well as the condensed consolidated financial statements for the quarterly periods within the 2019 fiscal year. The Investigation was precipitated by an investigation by the SEC initially related to the periods 2014 through 2016 (the “SEC Investigation”). The SEC Investigation is ongoing, and the Company is cooperating with the SEC. The Company is in discussions with the SEC regarding a potential settlement. We have determined a reasonable estimate of this liability and have recorded that estimate in Accrued Expenses on the consolidated balance sheets as of March 31, 2022 and December 31, 2021.

20.Related Party Transactions
The Company’s related parties include: i) a person who is or was (since the beginning of the last fiscal year for which the Company has filed a Form 10-K and proxy statement, even if he or she does not presently serve in that role) an executive officer, director or nominee for election as a director; ii) greater than five percent beneficial owner of the Company’s common stock; or iii) immediate family member of any of the foregoing. The Company has not entered into any related part transaction in 2022. The following transactions were determined to be related parties at the time of the transaction:
The Holo Surgical Acquisition
As discussed in Note 5, on September 29, 2020, the Company entered into the Holo Purchase Agreement, pursuant to which, among other things, the Company consummated the Acquisition on October 23, 2020. As consideration for the Acquisition, the Company paid to Seller $30.0 million in cash and issued to Seller 6,250,000 shares of its common stock with a fair value of $12.3 million. In addition, the Seller will be entitled to receive contingent consideration from the Company valued at $50.6 million as of October 23, 2020, which must be first paid in shares of our common stock (in an amount up to 8,650,000 shares) and then paid in cash thereafter, contingent upon and following the achievement of certain regulatory, commercial and utilization milestones by specified time periods occurring up to the sixth (6th) anniversary of the Closing Date. Dr. Lewicki was appointed to the Company's board of directors on November 23, 2020. He will not be nominated to the Board of Directors following the May 10, 2022 shareholders meeting. Dr. Pawel Lewicki indirectly owns approximately 57.5% of the outstanding ownership interests in the Seller.
Simpson Consulting Agreement
On July 15, 2020, the Board appointed Stuart F. Simpson to serve as the Chairman of the Board, effective immediately upon consummation of the transactions contemplated by the Holo Surgical Purchase Agreement. On July 20, 2020, Mr. Simpson entered into a consulting agreement (“the Consulting Agreement”) with the Company, pursuant to which he would provide consulting services to the Company. The Consulting Agreement had an initial term of three years, but may be extended with the mutual agreement of the parties. On September 10, 2021, Mr. Simpson resigned as Chairman of the Board and as a member of the Board of Directors of the Company. Due to his resignation, Mr. Simpson's Consulting agreement with the Company was terminated. For the three months ended March 31, 2022 and 2021, total cash compensation paid to Mr. Simpson for his services were $0.0 million and $0.1 million, respectively.
INN Acquisition
On December 30, 2021, we executed the INN Purchase Agreement with the related party Sellers, Siemionow and Lewicki who own the remaining 58% of INN evenly. See Note 1, Note 5, and Note 16 for further discussion on amounts outstanding to them.
21.Subsequent Events
The Company evaluated subsequent events as of the issuance date of the condensed consolidated financial statements as defined by FASB ASC 855, Subsequent Events.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Relating to Forward Looking Statements
Information contained in this filing contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “requires,” “hopes,” “assumes” or comparable terminology, or by discussions of strategy. There can be no assurance that the future results covered by these forward-looking statements will be achieved. Some of the matters described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2021, or in subsequent Quarterly Reports on Form 10-Q (including this one), constitute cautionary statements which identify some of the factors regarding these forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in these forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.
Management Overview

We are a global medical technology company focused on elevating the standard of care by driving the evolution of digital health. We have a broad portfolio of spinal hardware implants, including solutions for fusion procedures in the lumbar, thoracic, and cervical spine, motion preservation solutions for the lumbar spine, and a minimally invasive surgical implant system for fusion of the sacroiliac joint. We also have a portfolio of advanced and traditional orthobiologics, or biomaterials, products. We are developing an augmented reality (AR) and artificial intelligence (AI) technology platform called HOLO™ AI to achieve better surgical outcomes, reduce complications, and improve patient satisfaction. We believe HOLO AI is one of the most advanced AI technologies being applied in healthcare. Our HOLO Portal™ surgical guidance system, a component of our HOLO™ AI platform, is designed to automatically recognize, identify, and segment patient anatomy to autonomously assist the surgeon throughout the surgical procedure. This proprietary AI-based platform is an intelligent anatomical mapping technology designed to assist surgeons by allowing them to remain in safe anatomical zones, and to enhance surgical performance. We plan to leverage our HOLO AI platform to improve patient outcomes and drive adoption of our spinal hardware implants and biomaterials products. We are developing a pipeline of new innovative technologies that we plan to integrate with our HOLO AI platform.
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
We offer a portfolio of products for thoracolumbar procedures, including: the Streamline® TL Spinal Fixation system, a system for degenerative and complex spine procedures; and the Streamline MIS® Spinal Fixation System, a broad range of implants and instruments used via a percutaneous or mini-open approach. We offer a complementary line of interbody fusion devices, Fortilink-TS®, Fortilink-L®, and Fortilink-A®, in our TETRAfuse® 3D Technology, which is 3D printed with nano-rough features that have been shown to allow more bone cells to attach to more of the implant, increasing the potential for fusion. We offer a portfolio of products for cervical procedures, including: the CervAlign® ACP System, a comprehensive anterior cervical plate system; the Fortilink®-C IBF System, a cervical interbody fusion device that utilizes TETRAfuse® 3D technology; and the Streamline® OCT System, a broad range of implants used in the occipito-cervico-thoracic posterior spine. Our motion preservation systems are designed to enable restoration of segmental stability, while preserving motion. These systems include: Coflex® Interlaminar Stabilization device, the only FDA PMA-approved implant for the treatment of moderate to severe lumbar spinal stenosis in conjunction with decompression; and HPS® 2.0 Universal Fixation System, a pedicle screw system used for posterior stabilization of the thoracolumbar spine that includes a unique dynamic coupler, shown to preserve motion and reduce the mechanical burden on adjacent segments. Our implant system for fusion of the sacroiliac joint, SImmetry® SI Joint Fusion System, is a minimally invasive surgical implant system that has been clinically demonstrated to produce high rates of sacroiliac joint fusion and statistically significant decreases in opioid use, pain, and disability.
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
The HOLO Portal surgical guidance system combines (i) advanced augmented reality to provide the surgeon with an “X-ray vision”-like 3D overlay rendering of the patient’s anatomy, (ii) automated image processing and modular spine level identification and segmentation so the system knows the patient’s anatomy to enhance navigation, (iii) autonomous planning software and implant selection, and (iv) artificial intelligence and predictive analytics to provide autonomous guidance for preoperative and intraoperative surgeon decision-making. The HOLO Portal™ system's artificial intelligence has the ability to recognize the difference between patient anatomy, such as a nerve root and a blood vessel, and help identify anatomy within complex areas of the spine, where it is easy to miscount levels. The HOLO Portal system has been designed with a unique setup process of quickly establishing the synchronization between virtual images and the patient’s real anatomy, a process called registration. Many other computer-assisted spine surgery and robotics systems have long setup requirements and registration times that can result in surgery delays, leading to inefficiencies that are cited as a major reason why surgeons have not yet widely adopted navigation and robotic technology. The HOLO Portal surgical guidance system has been designed to provide surgeons with real-time perioperative information such as alerts and suggestions to ensure the correct operative plan is being followed, decrease surgical complications, reduce surgical times, and improve patient outcomes. We filed an FDA 510(k) premarket submission for our HOLO Portal surgical guidance system in the first quarter of 2021. On January 18, 2022 we announced, among other items, the receipt of 510(k) clearance from the U.S. Food and Drug Administration for the HOLO Portal surgical guidance system for use within lumbar spine procedure
We plan to develop and commercialize several next-generation features for the HOLO AI technology platform, including smart instrumentation, integration with robotic platforms, patient-specific 3D printed implants, and diagnostic and predictive analytics. These surgical devices will be designed with tracking technology intended to allow real-time 3D visualization and positioning of the instruments in the surgical field and autonomous safety features to aid in surgical precision and help avoid potential damage to surrounding tissue and neurological structures. We are designing HOLO AI technology to be integrated with existing robotic platforms to make them “smart” by identifying relevant anatomy. In addition, we are designing the HOLO AI platform with a software application to enable patient-specific implants with exact dimensions, shape, and contour based on a patient’s specific bone density and height. We are also developing a novel diagnostic and predictive analytics capability using machine learning that leverages a large volume of patient data with known outcomes to allow for autonomous identification of spinal pathology.
We have aligned our core business principles with a focused business strategy that we believe will advance and scale our business with the ultimate goal of delivering on our promise to provide better patient outcomes. To support this effort, we have assembled a spine-industry experienced executive leadership team to execute against our growth strategy, which includes leveraging our technology platform to improve patient outcomes and drive adoption of our spinal hardware implants and biomaterials products, developing and commercializing an increased cadence of innovative spinal hardware implants and biomaterials products, validating our innovative products with clinical evidence, growing our international business, and strategically pursuing acquisition, license, and distribution opportunities.
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
Acquisitions
See Note 5 – Business Combinations.
COVID-19
See Note 1 - Business

Results of Operations
The following table set forth, in both thousands of dollars and as a percentage of revenues, the results of our operations for the three months ended March 31, 2022 and 2021, respectively:

	For the Three Months Ended March 31,
	2022		2021
Revenues	$20,605	100.0%	$23,291	100.0%
Cost of goods sold	6,410	31.1%	6,238	26.8%
Gross profit	14,195	68.9%	17,053	73.2%
Operating Expenses:
General and administrative	25,317	122.9%	26,161	112.3%
Research and development	4,447	21.6%	2,875	12.3%
Gain on acquisition contingency	(8,503)	(41.3%)	(51)	(0.2%)
Asset impairment and abandonments	939	4.6%	2,176	9.3%
Transaction and integration expenses	916	4.4%	322	1.4%
Total operating expenses	23,116	112.2%	31,483	135.2%
Operating loss	(8,921)	(43.3%)	(14,430)	(62.0%)
Other (income) expense - net:
Other (income) expense - net	28	0.1%	(4)	—%
Interest expense	252	1.2%	—	—%
Foreign exchange loss	353	1.7%	545	2.3%
Change in fair value of warrant liability	(9,743)	(47.3)%	—	0.0%
Total other (income) expense - net	(9,110)	(44.2%)	541	2.3%
Income (Loss) before income tax provision	189	0.9%	(14,971)	(64.3%)
Income tax provision	162	0.8%	219	0.9%
Net income (loss) from operations	27	0.1%	(15,190)	(65.2%)
Noncontrolling interests
Net income applicable to noncontrolling interests	—	—%	—	—%
Net income (loss) applicable to Surgalign Holdings, Inc.	27	0.1%	(15,190)	(65.2%)

Other comprehensive income (loss)
Unrealized foreign currency translation gain	(109)	(0.5%)	(71)	(0.3%)
Total other comprehensive income (loss)	$136	0.7%	$(15,119)	(64.9%)
Three Months Ended March 31, 2022, Compared With Three Months Ended March 31, 2021
Revenues – Our revenues decreased $2.7 million, or 11.5%, to $20.6 million for the three months ended March 31, 2022, compared to $23.3 million for the three months ended March 31, 2021, due to a slower than expected start to the quarter, continued hospital and surgery center decrease in procedures caused by COVID-19 and shortages within their staff.
Gross profit – Gross profit decreased $2.9 million or 16.8% to $14.2 million for the three months ended March 31, 2022 compared to $17.1 million for the three months ended March 31, 2021. Gross profit percentage decreased by 4.3% to 68.9% from 73.2% for the three months ended March 31, 2022 and 2021, respectively. The decrease in margin dollars was primarily caused by decreased revenue in the period over period. The decrease in margin was primarily due to increase in our excess and obsolete expense caused by continued product rationalization,
Operating expenses - Total operating expenses decreased by $8.4 million or 26.6% to $23.1 million for the three months ended March 31, 2022 compared to $31.5 million for the three months ended March 31, 2021. The primary driver was the decrease in the Holo milestone valuation of approximately $8.5 million, which is recorded through the "Gain on acquisition contingency" line item on the condensed consolidated statements of comprehensive income/(loss). This was further decreased by a $0.8 million decrease in "General and Administrative Expenses" caused by a reduction in spending through the simplification of the distribution and administrative infrastructure. Additionally, there was a decrease in Asset Impairment and abandonment of $1.2 million due the impairment of the ERP system costs occurring in 2021 and a reduction in capital expenditures. This was partially offset by an increase of $1.6 million in Research and Development related to the continued development of the HOLOTM platform and obtaining regulatory approval.
Net income (loss) from operations and per share amount – Total net income (loss) from operations increased $15.2 million or 100.2% to $0.0 million income for the three months ended March 31, 2022 from $15.2 million of loss for the three months ended March 31, 2021. Net loss per share increased from $0.15 net loss per share as of March 31, 2021 to $0.00 net income per share as of March 31, 2022. The main drivers of the increase are caused by the $8.5 million gain on acquisition contingency caused by the revaluation of the Holo milestones, the $9.7 million change in warrant liability revaluation and the fluctuations within the operating expense accounts as described above.
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
To supplement our condensed consolidated financial statements presented on a GAAP basis, we disclose non-GAAP net income applicable to common shares and non-GAAP gross profit adjusted for certain amounts. The calculation of the tax effect on the adjustments between GAAP net loss applicable to common shares and non-GAAP net income applicable to common shares is based upon our estimated annual GAAP tax rate, adjusted to account for items excluded from GAAP net loss applicable to common shares in calculating non-GAAP net loss applicable to common shares. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP measures are included in the reconciliations below:
Non-GAAP Gross Profit, Adjusted:

	For the Three Months Ended March 31,
	2022		2021
(In thousands)
Revenues	$20,605	100.0%	$23,291	100.0%
Costs of goods sold	6,410	31.1%	6,238	26.8%
Gross profit, as reported	14,195	68.9%	17,053	73.2%
Inventory purchase price adjustment	410	2.0%	527	2.3%
Non-GAAP gross profit, adjusted	$14,605	70.9%	$17,580	75.5%

Non-GAAP Operating Expenses, Adjusted

	For the Three Months Ended March 31,
(In thousands)	2022	2021
Operating Expenses	$23,116	31,483
Non-cash stock-based compensation	1,374	915
Gain on acquisition contingency	(8,503)	(51)
Asset impairment and abandonments	939	2,176
Transaction and integration expenses	916	322
Severance and restructuring costs	—	218
Adjusted Operating Expenses	$28,390	$27,903
Adjusted Operating Expenses as a percent of revenues	137.8%	119.8%

Reconciliation of Net Income (Loss) Applicable to Common Shares and Net Income (Loss) Per Diluted Share to Adjusted Net Loss Applicable to Common Shares and Adjusted Net Loss Per Diluted Share

	For the Three Months Ended March 31,
	March 31, 2022		March 31, 2021
	Net Income (Loss) Applicable to Common Shares	Amount Per Diluted Share	Net Loss Applicable to Common Shares	Amount Per Diluted Share
Net income (loss) from continuing operations	$27	$—	$(15,190)	$(0.15)
Change in fair value of warrant liability	(9,743)	(0.05)	—	—
Gain on acquisition contingency	(8,503)	(0.05)	(51)	—
Non-cash stock-based compensation	1,374	0.01	936	0.01
Foreign exchange loss	353	—	545	0.01
Asset impairment and abandonments	939	0.01	2,176	0.02
Transaction and integration expenses	916	0.01	322	—
Inventory purchase price adjustment	410	—	527	0.01
Severance and restructuring costs	—	—	218	—
Non-GAAP net income (loss) from continuing operations	$(14,227)	$(0.07)	$(10,517)	$(0.10)

Reconciliation of Net Income (Loss) Applicable to Common Shares to Adjusted EBITDA

	For the Three Months Ended March 31,
(In thousands)	2022	2021
Net income (loss) from continuing operations	$27	$(15,190)
Interest expense, net	252	—
Provision (benefit) for income taxes	162	219
Depreciation	509	520
EBITDA	950	(14,451)
Non-cash stock-based compensation	1,374	936
Foreign exchange loss	353	545
Inventory purchase price adjustment	410	527
Change in fair value of warrant liability	(9,743)	—
Gain on acquisition contingency	(8,503)	(51)
Asset impairment and abandonments	939	2,176
Transaction and integration expenses	916	322
Severance and restructuring costs	—	218
Adjusted EBITDA	$(13,304)	$(9,778)
Adjusted EBITDA as a percent of revenues	(64.6)%	(42.0)%

*See explanations in Non-GAAP Financial Measures below.
The following are explanations of the adjustments that management excluded as part of the non-GAAP measures for the three months ended March 31, 2022 and 2021. Management removes the amount of these costs including the tax effect on the adjustments from our operating results to supplement a comparison to our past operating performance.

2022 and 2021 Non-cash stock-based compensation – These costs relate to expense amortization for all stock-based awards made to employees and directors, including restricted stock awards, restricted stock units, stock options and the employee stock purchase plan purchase rights.

2022 and 2021 Foreign exchange (gain) loss – These costs relate to the process of remeasuring international activity into the Company's functional currency.
2022 Change in fair value of warrant liability – Other income related to the revaluation of our warrant liability.
2022 and 2021 Gain on acquisition contingency – The gain on acquisition contingency relates to an adjustment to our estimate of obligation for future milestone payments on the Holo Surgical acquisition.
2022 and 2021 Asset impairment and abandonments – These costs relate to asset impairment and abandonments of certain long-term assets within the asset group.
2022 and 2021 Transaction and integration expenses – These costs relate to professional fees associated with the 2022 warrant financing and with the acquisition of Holo Surgical and other matters.
2022 and 2021 Inventory purchase price adjustment – These costs relate to the purchase price effects of acquired Paradigm inventory that was sold during the three months ended March 31, 2022 and 2021.
2021 Severance and restructuring costs – These gain and costs relate to the reduction of our organizational structure, primarily driven by simplification of our Marquette, MI location.
Non-GAAP Three Months Ended March 31, 2022, Compared With Non-GAAP Three Months Ended March 31, 2021
Non-GAAP gross profit – Non-GAAP gross profit decreased $3.0 million or 16.9% to $14.6 million for the three months ended March 31, 2022 compared to $17.6 million for the three months ended March 31, 2021. Gross profit percentage decreased by 4.6% to 70.9% from 75.5% for the three months ended March 31, 2022 and 2021, respectively. The decrease in margin dollars was primarily caused by decreased revenue in the period over period. The decrease in margin was primarily due to increase in our excess and obsolete expense caused by continued product rationalization. In addition the inventory purchase price adjustment reduced by $0.1 million due to a continued amortization of the fair value adjustment.
Non-GAAP operating expenses - Total Non-GAAP operating expenses increased by $0.5 million or 1.7% to $28.4 million for the three months ended March 31, 2022 compared to $27.9 million for the three months ended March 31, 2021. There was an increase in Research and Development of $1.6 million mainly caused by the continued development of the HOLOTM platform and obtaining regulatory approval. This was partially offset by a decrease in general and administrative expenses of $0.8 million due to a reduction in spending through the simplification of the distribution and administrative infrastructure.
Non-GAAP Net loss from operations and Non-GAAP per share amount – Total net loss from operations decreased $3.7 million or 35.3% to $14.2 million for the three months ended March 31, 2022 from $10.5 million for the three months ended March 31, 2021. Non-GAAP net loss per share increased from $0.10 as of March 31, 2021 to net loss per share of $0.07 as of March 31, 2022. The main drivers of the decrease are caused by the decrease in non-GAAP gross profit explained above, increase in non-GAAP operating expenses and an increase in interest expense of $0.3 million due to the debt issued related to the INN acquisition. The increase in net loss per share is drive by the increase in shares outstanding over the period.
Adjusted EBITDA – Total adjusted EBITDA decreased $3.5 million or 36.1% to a $13.3 million loss for the three months ended March 31, 2022 from a $9.8 million loss for the three months ended March 31, 2021. The main drivers of the decrease are caused by the decrease in non-GAAP gross profit explained above and an increase in non-GAAP operating expenses.
Liquidity and Capital Resources
As the global outbreak of COVID-19 continues to rapidly evolve, it could continue to materially and adversely affect our revenues, financial condition, profitability, and cash flows for an indeterminate period of time.
As discussed in Note 19, the Securities and Exchange Commission (“SEC”) has an active investigation that remains ongoing. The Company continues to cooperate with the SEC in relation to its investigation. Based on current information available to the Company with the SEC investigation, we have determined a reasonable estimate of this liability and have recorded that estimate on the consolidated balance sheet.

Going Concern
The accompanying condensed consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation assumes that we will continue in operation one year after the date these condensed consolidated financial statements are issued, and we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business.
As of March 31, 2022, we had cash of $44.7 million and an accumulated deficit of $569.6 million. For the three months ended March 31, 20221, we had a loss from continuing operations of $0.0 million. We have incurred losses from operations in the previous two fiscal years and did not generate positive cash flows from operations in fiscal year 2021 or through the three months ended March 31, 2022.
On February 15, 2022, we issued and sold in an underwritten public offering 38,565,220 shares of common stock and 4,913,044 of pre-funded warrants to purchase common stock with gross proceeds of $20.0 million at an effective offering price of $0.46 and $0.4599 per share respectively. In addition, the Company issued warrants to purchase up to an aggregate of 32,608,698 shares of common stock at a strike price of $0.60 that are exercisable over the next five years. Also in connection with the offering, the Company issued placement agent warrants to purchase an aggregate of up 2,608,696 shares of common stock at a strike price of $0.575 per share that are exercisable over the next five years. Finally, the Company granted the underwriters the option for a period of 30 days from February 15, 2022 to purchase up to 6,521,736 additional shares of our common stock at the public offering price of $0.4599 per share and/or warrants to purchase up to 4,891,302 shares of the Company's common stock at a public offering price of $0.0001 per warrant. The Underwriters did not exercise the option to purchase the common shares from the Company, but they did exercise the option to purchase the warrants which have not been converted to common shares as of March 31, 2022. We received net proceeds of $17.7 million from the offering.
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
The Company is projecting it will continue to generate significant negative operating cash flows over the next 12-months and beyond. In management's evaluation of the going concern conclusion we considered the following: i) continued COVID-19 uncertainties and recent market volatility; ii) negative cash flows that are projected over the next 12-month period; iii) potential milestone payments related to the Holo Surgical and INN acquisitions should any of the milestones be achieved; iv) seller notes with a fair value amount of $10.0 million due to the seller of INN on December 31, 2024; and v) various supplier minimum requirements. The Company’s operating plan for the next 12-month period also includes continued investments in its product pipeline including both within digital health and hardware and biologics, which will necessitate additional financing. In addition to these efforts the Company will need continued capital and cash flows to fund the future operations through 2022 and beyond. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic and geopolitical conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide. If cash resources are insufficient to satisfy the Company’s on-going cash requirements through 2022, the Company will be required to scale back operations, reduce research and development expenses, and postpone, as well as suspend capital expenditures, in order to preserve liquidity. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.
In consideration of the inherent risks and uncertainties and the Company’s forecasted negative cash flows as described above, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. Management continually evaluates plans to raise additional debt and/or equity financing and will attempt to curtail discretionary expenditures in the future, if necessary, however, in consideration of the risks and uncertainties mentioned, such plans cannot be considered probable of occurring at this time.

The recoverability of a major portion of the recorded asset amounts shown in the Company’s accompanying condensed consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its funding requirements on a continuous basis, to maintain existing financing and to succeed in its future operations. The Company’s condensed consolidated financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.
The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Three Months Ended
(In thousands)	March 31, 2022	March 31, 2021
Net cash used in operating activities	$(19,138)	(14,526)
Net cash (used in) provided by investing activities	(1,342)	(2,482)
Net cash provided by (used in) financing activities	13,643	36,397
Effect of exchange rate changes on cash and cash equivalents	227	412
Net increase in cash and cash equivalents	$(6,610)	$19,801
Cash and cash equivalents, beginning of period	51,287	43,962
Cash and cash equivalents, end of period	$44,677	$63,763
At March 31, 2022, we had 91 days of revenues outstanding in trade accounts receivable, an increase of 14 days compared to December 31, 2021. The increase is primarily due to increased sales in March compared to December.
At March 31, 2022, excluding the purchase accounting step-up of Paradigm inventory, we had 490 days of inventory on hand, an increase of 66 days compared to December 31, 2021. The increase in inventory days is primarily due to the continued purchase of implants during the three months ended March 31, 2022. We believe that our inventory levels will be adequate to support our on-going operations.
As of March 31, 2022, we have no material off-balance sheet arrangements.
Certain Commitments.
The following table provides a summary of our operating lease obligations and other significant obligations as of March 31, 2022:

	Contractual Obligations Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	64,895	653	9,955	10,965	43,322
Purchase obligations (1)	54,638	32,180	21,672	786	—
Acquisition contingencies	43,692	—	43,692	—	—
Total	$163,225	$32,833	$75,319	$11,751	$43,322
(1)These amounts consist of contractual obligations for capital expenditures and open purchase orders.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities.
We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We are exposed to interest rate risk in the United States and Germany. Changes in interest rates affect interest income earned on cash and cash equivalents. We have not entered into derivative transactions related to cash and cash equivalents. As of March 31, 2022, all of our indebtedness is based on a fixed rate interest rate.

The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. Our international operations currently transact business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on our March 31, 2022 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations. We do not expect changes in exchange rates to have a material adverse effect on our income or our cash flows in 2022. However, we can give no assurance that exchange rates will not significantly change in the future.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our periodic and current reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives. In addition, the design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period March 31, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
In January 2022, we implemented a new ERP that changed our internal control over financial reporting. In connection with this implementation, we have updated our internal controls over financial reporting, as necessary, to accommodate modifications to our business processes.
Except as described above, there were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as of March 31, 2022.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
SEC and related Audit Committee Investigation
As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on March 16, 2020, and the Form 10-K filed with the SEC on June 8, 2020, the Audit Committee of the Board of Directors, with the assistance of independent legal and forensic accounting advisors, conducted an internal investigation of matters relating to the Company’s revenue recognition practices for certain contractual arrangements, primarily with customers of the Company’s formerly-owned OEM Businesses, including the accounting treatment, financial reporting and internal controls related to such arrangements (the “Investigation”). The Investigation also examined transactions to understand the practices related to manual journal entries for accrual and reserve accounts. As a result of the Investigation, the Audit Committee concluded that the Company would restate its previously issued audited financial statements for fiscal years 2018, 2017 and 2016, selected financial data for fiscal years 2015 and 2014, the condensed consolidated financial statements for the quarterly periods within these years commencing with the first quarter of 2016, as well as the condensed consolidated financial statements for the quarterly periods within the 2019 fiscal year. The Investigation was precipitated by an investigation by the SEC initially related to the periods 2014 through 2016 (the “SEC Investigation”). The SEC Investigation is ongoing and the Company is cooperating with the SEC. The Company is in settlement discussions with the SEC. Based on the current information available to the Company the financial or other impact of the SEC Investigation cannot be reasonably determined.
Securities Class Action— The Company’s Investigation (as defined below) resulted in stockholder litigation. A class action complaint was filed by Patricia Lowry, a purported shareholder of the Company, against the Company, and certain former officers of the Company, in the United States District Court for the Northern District of Illinois (the “Court”) on March 23, 2020, asserting claims under Sections 10(b) and 20(a) the Securities Exchange Act of 1934 (the “Exchange Act”) and demanding a jury trial (the “Lowry Action”). The court appointed a different shareholder as Lead Plaintiff and she filed an amended complaint on August 31, 2020. On October 15, 2020, the Company and the other named defendants moved to dismiss the amended complaint. In April 2021, the court denied the defendants’ motions to dismiss. On June 30, 2021, the parties to the Lowry Action conducted a mediation session, after which negotiations among the parties continued into July. On July 27, 2021, a binding term sheet settling the Lowry Action was entered into whereby the defendants will pay $10.5 million (inclusive of attorneys’ fees and administrative costs) in exchange for the dismissal with prejudice of all claims against the defendants in connection with the Lowry Action (the “Lowry Settlement”). On September 22, 2021, the court granted preliminary approval to the Lowry Settlement, and the settlement amount was paid by the Company’s insurers under its Directors' and Officers’ insurance policies in October 2021 in the amount of $10.5 million. No amounts were outstanding on March 31, 2022 and December 31, 2021. The Court entered an order approving the settlement on January 26, 2022. The matter is now concluded.
Derivative Lawsuits—Three derivative lawsuits have also been filed on behalf of the Company, naming it as a nominal defendant, and demanding a jury trial. On June 5, 2020, David Summers filed a shareholder derivative lawsuit (the “Summers Action”) against certain current and former directors and officers of the Company (as well as the Company as a nominal defendant), in the United States District Court for the Northern District of Illinois asserting statutory claims under Sections 10(b), 14(a), and 20(a) of the Exchange Act, as well as common law claims for breach of fiduciary duty, unjust enrichment and corporate waste. Thereafter, two similar shareholder derivative lawsuits asserting many of the same claims were filed in the same court against the same current and former directors and officers of the Company (as well as the Company as a nominal defendant), as well as a books and records demand under Section 220 of the Delaware General Corporate Law (the “Books and Records Demand”). The three derivative lawsuits have been consolidated into the first-filed Summers Action (together with the Books and Records Demand, the “Derivative Actions”). On September 6, 2020, the court entered an order staying the Summers Action pending resolution of the motions to dismiss in the Lowry Action. On September 30, 2021, the court granted preliminary approval of a proposed settlement of the Derivative Actions (the “Derivative Actions Settlement”). Pursuant to the Derivative Actions Settlement, the Company has agreed to adopt or revise certain corporate governance policies and procedures, and the Company’s insurers agreed to pay $1.5 million to plaintiffs’ counsel. Based on this a corresponding receivable and liability of $1.5 million was recorded within "Prepaid and other current assets," and "Accrued expenses" on the consolidated balance sheets as of December 31, 2021. The settlement amount was paid by the Company's insurers under its Directors' and Officers' insurance policies in January 2022 in the amount of $1.5 million. On January 24, 2022, the court gave final approval to the Derivative Actions Settlement. The matter is now concluded and no amounts were outstanding on March 31, 2022.

On April 5, 2022, the Company was served with notice that on March 14, 2022, two Polish companies—GPV I FIZAN, a venture capital firm whose largest single shareholder is an agency of the government of Poland, and StartVenture@Poland sp. z o.o. ASI SKA—filed a complaint in the Superior Court of the State of Delaware against a number of defendants, including the Company. The other defendants named in the complaint are Roboticine, Inc. (“Roboticine”), SSAR Investments LLC, Neva LLC, Krzysztof Siemionow, Cristian Luciano, and Pawel Lewicki. Defendant Roboticine sold Holo Surgical, Inc. (“Holo Surgical”) to the Company in 2020 and defendants SSAR Investments LLC, Neva LLC, Siemionow, and Lewicki were direct or indirect shareholders of Roboticine. Defendant Siemionow is a former employee of the Company, Defendant Luciano is a current employee of the Company, and Defendant Lewicki is a former member of Surgalign’s Board of Directors. The plaintiffs allege that they held shares in a company called Holo Surgical, S.A. (“Holo SA”) and the defendants planned, agreed upon, implemented, and/or assisted in implementing a scheme to allegedly defraud the plaintiffs and deprive them of the value of their shares. As part of this alleged scheme, the plaintiffs allege that certain defendants other than the Company made misrepresentations to the plaintiffs regarding the value of the Holo SA shares, induced the plaintiffs to sell those shares to Defendant Roboticine, and then arranged for the sale of Holo Surgical, Inc. to the Company at a higher price than the price for which Defendant Roboticine paid for the plaintiffs’ shares. Against the Company, the plaintiffs have asserted causes of action for aiding and abetting common law fraud, aiding and abetting constructive fraud, aiding and abetting fraudulent inducement, conspiracy to defraud, and unjust enrichment. The complaint seeks relief from the Defendants including compensatory damages (including interest), punitive damages, costs and disbursements (including attorneys’ fees, costs, and expenses). The Company has filed indemnification claims against certain defendants pursuant to the Holo Surgical acquisition agreement and believes the claims against it are without merit. The Company intends to vigorously contest the claims against it.
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
For a further description, we refer you to Part I, Item 1, Note 18 entitled “Legal Actions” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of material legal proceedings.
Item 1A.    Risk Factors
There has been no material change in our risk factors as previously disclosed in Part I, Item 1.A., Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 15, 2022.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to our repurchases of our common stock during the three months ended March 31, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 to January 31, 2022	3,225	$0.71	—	—
February 1, 2022 to February 28, 2022	18,721	$0.36	—	—
March 1, 2022 to March 31, 2022	7,194	$0.31	—	—
Total	29,140	$0.38	—	—
(1)The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards, their tax withholdings obligations.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Item 6.    Exhibits

2.1*	Second Amendment to Stock Purchase Agreement, dated as of January 12, 2022, by and among Surgalign Holdings, Inc., Roboticine, Inc, Holo Surgical S.A., Pawel Lewicki and Krzysztof Siemionow (1)

3.1	Amended and Restated Certificate of Incorporation of the Company, effective as of March 8, 2019 (2)

3.2	Certificate of Amendment to Certificate of Incorporation of the Company, effective as of July 20, 2020 (3)

3.3	Second Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, effective as of May 4, 2021 (4)

3.4	Amended and Restated Bylaws of the Company, effective as of November 13, 2020 (5)

4.1	Form of Warrant (6)

4.2	Form of Pre-Funded Warrant (7)

4.3	Form of Underwriter Warrant (8)

4.4*	Description of Securities (9)

31.1 #	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 #	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 #	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS #	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH #	Inline XBRL Taxonomy Extension Schema Document

101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
_____________
*    Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of such omitted schedule to the Securities and Exchange Commission upon request.
#    Filed herewith.
(1)    Incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated January 18, 2022.
(2)    Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K12B dated March 11, 2019.
(3)    Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated July 20, 2019.
(4)    Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q filed by the Registrant on May 10, 2021.

(5)    Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed by the Registrant on November 16, 2020.
(6)    Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 15, 2022.
(7)    Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated February 15, 2022.
(8)    Incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated February 15, 2022.
(9)    Incorporated by reference to Exhibit 4.7 to the Registrant's Annual Report on Form 10-K filed by the Registrant on March 15, 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGALIGN HOLDINGS, INC. (Registrant)

	By:	/s/ Terry M. Rich
Terry M. Rich President and Chief Executive Officer

	By:	/s/ David B. Lyle
David B. Lyle Chief Financial Officer

Date: May 10, 2022