Form 10-Q
period 2022-06-30
SURGALIGN HOLDINGS, INC.
filed 2022-08-09
CIK 1760173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒
Shares of common stock, $0.001 par value, outstanding on August 5, 2022: 6,746,501

SURGALIGN HOLDINGS, INC.
FORM 10-Q For the Quarter Ended June 30, 2022

Part IFinancial Information
Item 1.Unaudited Condensed Consolidated Financial Statements
SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share data)

	June 30, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$29,344	$51,287
Accounts receivable - less allowances of $8,941 at June 30, 2022 and $9,272 at December 31, 2021	20,502	19,197
Inventories - current	25,334	26,204
Prepaid and other current assets	11,622	9,984
Total current assets	86,802	106,672
Non-current inventories	11,734	10,212
Property and equipment - net	1,321	945
Other assets - net	5,840	5,970
Total assets	$105,697	$123,799

Liabilities, Mezzanine Equity and Stockholders' Equity
Current Liabilities:
Accounts payable	$10,557	$10,204
Current portion of acquisition contingency - Holo	9,042	25,585
Accrued expenses	17,214	17,769
Accrued income taxes	434	484
Total current liabilities	37,247	54,042
Acquisition contingencies - Holo	22,393	26,343
Warrant liability	1,554	12,013
Notes payable - related party	10,087	9,982
Other long-term liabilities	3,575	3,176
Total liabilities	74,856	105,556
Commitments and contingencies (Note 18)

Mezzanine equity	10,006	10,006

Stockholders' equity:
Common stock, $.001 par value: 300,000,000 shares authorized; 6,667,505 and 4,887,982 shares issued and outstanding, as of June 30, 2022 and December 31, 2021, respectively	7	5
Additional paid-in capital	604,252	585,517
Accumulated other comprehensive loss	(2,242)	(1,820)
Accumulated deficit	(575,274)	(569,613)
Less treasury stock, 61,668 and 51,448 shares, as of June 30, 2022 and December 31, 2021, respectively, at cost	(5,908)	(5,852)
Total stockholders' equity	20,835	8,237
Total liabilities, mezzanine equity and stockholders' equity	$105,697	$123,799
See notes to unaudited condensed consolidated financial statement.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands, except share and per share data)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$20,623	$24,834	$41,228	$48,125
Cost of goods sold	6,414	7,229	12,824	13,467
Gross profit	14,209	17,605	28,404	34,658
Operating Expenses:
General and administrative	24,289	25,541	49,606	51,701
Research and development	4,082	3,183	8,530	6,059
Gain on acquisition contingency	(1,990)	(2,236)	(10,493)	(2,287)
Asset impairment and abandonments	996	2,206	1,935	4,382
Transaction and integration expenses	222	2,188	1,138	2,510
Total operating expenses	27,599	30,882	50,716	62,365
Operating loss	(13,390)	(13,277)	(22,312)	(27,707)
Other expense (income) - net
Other expense (income) - net	22	(101)	49	(105)
Interest expense	252	—	504	—
Foreign exchange loss (gain)	1,056	(95)	1,409	450
Change in fair value of warrant liability	(9,124)	(2,523)	(18,867)	(2,523)
Total other (income) - net	(7,794)	(2,719)	(16,905)	(2,178)
(Loss) before income tax provision	(5,596)	(10,558)	(5,407)	(25,529)
Income tax provision	92	81	254	300
Net (loss) from operations	(5,688)	(10,639)	(5,661)	(25,829)
Discontinued Operations (Note 3)
(Loss) from operations of discontinued operations	—	(6,316)	—	(6,316)
Income tax (benefit)	—	(763)	—	(763)
Net (loss) from discontinued operations	—	(5,553)	—	(5,553)
Net (loss)	(5,688)	(16,192)	(5,661)	(31,382)
Noncontrolling interests
Net income applicable to noncontrolling interests	—	—	—	—
Net (loss) applicable to Surgalign Holdings, Inc.	(5,688)	(16,192)	(5,661)	(31,382)

Other comprehensive income (loss)
Unrealized foreign currency translation (gain) loss	(313)	35	(422)	(36)
Total other comprehensive (loss)	$(5,375)	$(16,227)	$(5,239)	$(31,346)

Net (loss) from continuing operations per share applicable to Surgalign Holdings, Inc. - basic	$(0.86)	$(2.79)	$(0.92)	$(7.29)
Net (loss) from discontinued operations per share applicable to Surgalign Holdings, Inc. - basic	$—	$(1.46)	$—	$(1.57)
Net (loss) per share applicable to Surgalign Holdings, Inc. - basic	$(0.86)	$(4.25)	$(0.92)	$(8.86)
Net (loss) from continuing operations per share applicable to Surgalign Holdings, Inc. - diluted	$(0.86)	$(2.79)	$(0.92)	$(7.29)
Net (loss) from discontinued operations per share applicable to Surgalign Holdings, Inc. - diluted	$—	$(1.46)	$—	$(1.57)
Net (loss) per share applicable to Surgalign Holdings, Inc. - diluted	$(0.86)	$(4.25)	$(0.92)	$(8.86)
Weighted average shares outstanding - basic	6,640,405	3,808,475	6,174,273	3,542,497
Weighted average shares outstanding - diluted	6,640,405	3,808,475	6,174,273	3,542,497
See notes to unaudited condensed consolidated financial statements.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total	Mezzanine Equity
Balance, January 1, 2022	$5	$585,517	$(1,820)	$(569,613)	$(5,852)	$8,237	$10,006
Net income	—	—	—	27	—	27	—
Foreign currency translation adjustment	—	—	(109)	—	—	(109)	—
Share offering	1	8,487	—	—	—	8,488	—
Prefunded warrant execution	—	1,749	—	—	—	1,749	—
Equity instruments issued in connection with the Holo acquisition	1	5,918	—	—	—	5,919	—
Stock-based compensation	—	1,374	—	—	—	1,374	—
Purchase of treasury stock	—	—	—	—	(5)	(5)	—
Balance, March 31, 2022	$7	$603,045	$(1,929)	$(569,586)	$(5,857)	$25,680	$10,006
Net loss	—	—	—	(5,688)	—	(5,688)	—
Foreign currency translation adjustment	—	—	(313)	—	—	(313)	—
Stock-based compensation	—	971	—	—	—	971	—
Purchase of stock in the ESPP Plan	—	186	—	—	—	186	—
Purchase of treasury stock	—	—	—	—	(51)	(51)	—
Other	—	50	—	—	—	50	—
Balance, June 30, 2022	$7	$604,252	$(2,242)	$(575,274)	$(5,908)	$20,835	$10,006
See notes to unaudited condensed consolidated financial statements.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2021	$3	$517,201	$(2,416)	$(484,962)	$(5,656)	$24,170
Net loss	—	—	—	(15,190)	—	(15,190)
Foreign currency translation adjustment	—	—	71	—	—	71
Exercise of common stock options	—	23	—	—	—	23
Stock-based compensation	—	936	—	—	—	936
Purchase of treasury stock	—	—	—	—	(110)	(110)
Share offering	1	36,483	—	—	—	36,484
Balance, March 31, 2021	$4	$554,643	$(2,345)	$(500,152)	$(5,766)	$46,384
Net loss	—	—	—	(16,192)	—	(16,192)
Foreign currency translation adjustment	—	—	(35)	—	—	(35)
Stock-based compensation	—	1,413	—	—	—	1,413
Share offering	1	21,043	—	—	—	21,044
Equity instruments issued in connection with Prompt Prototypes, LLC	—	221	—	—	—	221
Purchase of treasury stock	—	—	—	—	(23)	(23)
Balance, June 30, 2021	$5	$577,320	$(2,380)	$(516,344)	$(5,789)	$52,812
See notes to unaudited condensed consolidated financial statements.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	For the Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(5,661)	$(31,382)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	1,180	1,153
Provision for bad debts and product returns	700	2,439
Investor fee	916	—
Change in fair value of warrant liability	(18,867)	(2,523)
Provision for inventory write-downs	3,804	4,367
Insurance proceeds related to operating activities	—	(1,993)
Income taxes payable	—	(13,326)
Stock-based compensation	2,299	2,349
Asset impairment and abandonments	1,935	4,382
Gain on acquisition contingency	(10,493)	(2,287)
Loss on sale of discontinued operations	—	6,316
Bargain purchase gain	—	(90)
Other	(3)	(33)
Change in assets and liabilities:
Accounts receivable	(2,082)	(3,777)
Inventories	(4,767)	(9,111)
Accounts payable	446	(3,818)
Accrued expenses	(7,025)	23,605
Right-of-use asset and lease liability	223	(3,165)
Other operating assets and liabilities	4,986	(19,253)
Net cash used in operating activities	(32,409)	(46,147)
Cash flows from investing activities:
Payments for OEM working capital adjustment	—	(5,430)
Purchases of property and equipment	(3,034)	(4,952)
Business acquisitions, net of cash acquired	—	(330)
Patent and acquired intangible asset costs	(184)	(311)
Net cash used in investing activities	(3,218)	(11,023)
Cash flows from financing activities:
Share offering proceeds including prefunded warrant exercised, net	17,729	82,326
Proceeds from exercise of common stock options	—	23
Proceeds from Employee Stock Purchase Program (ESPP)	186	—
Payment of Holo Milestones - contingent consideration	(4,081)	—
Payments for treasury stock	(56)	(133)
Net cash provided by financing activities	13,778	82,216
Effect of exchange rate changes on cash and cash equivalents	(94)	249
Net (decrease) increase in cash and cash equivalents	(21,943)	25,295
Cash and cash equivalents, beginning of period	51,287	43,962
Cash and cash equivalents, end of period	$29,344	$69,257
Supplemental cash flow disclosure:
Net income tax payments, net of refunds	1,548	15,481
Non-cash acquisition of property and equipment	189	629
Non-cash common stock issuance - Prompt	—	221
Non-cash common stock issuance - Holo Milestones contingent considerations	5,919	—
See notes to unaudited condensed consolidated financial statements.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data or otherwise noted)
1.Business

Surgalign Holdings, Inc. (the “Company”), is a global medical technology company focused on elevating the standard of care by driving the evolution of digital health. We have a broad portfolio of spinal hardware implants, including solutions for fusion procedures in the lumbar, thoracic, and cervical spine, motion preservation solutions for the lumbar spine, and a minimally invasive surgical implant system for fusion of the sacroiliac joint. We also have a portfolio of advanced and traditional orthobiologics, or biomaterials, products. We currently market and sell products to hospitals, ambulatory surgery centers, and healthcare providers in the United States and in 50 countries worldwide.

We are developing an artificial intelligence (“AI”) and augmented reality (“AR”) technology platform called HOLO™ AI, a powerful suite of AI software technology which connects the continuum of care from the pre-op and clinical stage through post-op care, and is designed to achieve better surgical outcomes, reduce complications, and improve patient satisfaction. We believe HOLO AI is one of the most advanced AI technologies with applications beyond the spine and operating room. Our HOLO Portal™ surgical guidance system, a component of our HOLO AI technology platform, is designed to automatically recognize, identify, and segment patient anatomy to autonomously assist the surgeon throughout the surgical procedure. This proprietary AI-based platform is an intelligent anatomical mapping technology designed to assist surgeons by allowing them to remain in safe anatomical zones, and to enhance surgical performance. We plan to leverage our HOLO AI platform to improve patient outcomes and drive adoption of our spinal hardware implants and biomaterials products. We are developing a pipeline of new innovative technologies that we plan to integrate with our HOLO AI platform.
We are headquartered in Deerfield, Illinois, with commercial, innovation and design centers in San Diego, CA; Wurmlingen, Germany; Poznan, Poland; and Warsaw, Poland. The Company operates one reportable segment: Spine.
Reverse Stock Split
On May 10, 2022, the stockholders of the Company approved the proposal to authorize the Company’s Board of Directors (the “Board”) to amend the Company’s Amended and Restated Certificate of Incorporation to affect a reverse stock split of the Company’s common stock (the “Reverse Stock Split”). Following Board approval on May 11, 2022, the Reverse Stock Split became effective on May 16, 2022 at a 1-for-30 ratio. The Reverse Stock Split did not modify any rights or preferences of the shares of the Company’s common stock. Proportionate adjustments were made to the exercise prices and the number of shares underlying the Company’s outstanding equity awards, as applicable, and warrants, as well as to the number of shares issued and issuable under the Company’s equity incentive plans. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value of the common stock. Effective this quarter, all per share amounts, and references to common shares and common share amounts have been retroactively restated for all periods presented.
Acquisition of equity interest in INN
On December 30, 2021, we completed a Stock Purchase Agreement (“Purchase Agreement”) to acquire 42% of Inteneural Networks Inc. (“INN”) for a non-exclusive license to use INN's AI technology for autonomously segmenting and identifying neural structures in medical images and helping identify possible pathological states to advance our digital health strategy. INN is a private technology company that is developing technology that harnesses machine learning (“ML”) and AI to autonomously and accurately identify and segment neural structures in medical images and integrate specific reference information regarding possible pathological states to physicians caring for patients. As consideration for the 42% stake in INN, we paid total consideration of $20.0 million which consisted of $5.0 million in cash, 227,359 shares of our common stock with a fair value of $4.9 million and issued unsecured promissory notes to the Sellers in an aggregate principal amount of $10.6 million with a fair value of $10.1 million on date of acquisition. As part of the transaction and subject to certain contingencies, the Company must purchase up to 100% of the equity of INN in three 19.3% tranches for $19.3 million each when the Company achieves three additional clinical, regulatory, and revenue milestones.
Prompt Prototypes LLC Acquisition
On April 30, 2021, The Company, entered into an Asset Purchase Agreement with Prompt Prototypes LLC (“Prompt”), a California limited liability company, and Peter Kopley, an individual residing in the State of California (the “Sellers”). The Company purchased the assets of Prompt to expand its research and development capabilities and create the capacity to produce certain medical prototypes. Pursuant to the terms of the Agreement, the Company purchased specific assets and assumed certain liabilities of Prompt for a purchase price of $1.1 million. At the closing, the Company paid

$0.3 million of cash and issued restricted shares with an aggregate fair market value of $0.2 million to the Seller. The remaining $0.6 million of the purchase price will be paid contingent on Mr. Kopley’s continued employment with the Company, in the form of cash and restricted shares in two equal amounts on the 18th and 36th month anniversary of the closing date. These payments are considered future compensation.
OEM Disposition
On July 20, 2020, pursuant to the Equity Purchase Agreement dated as of January 13, 2020 (as amended from time to time, the “OEM Purchase Agreement”), by and between the Company and Ardi Bidco Ltd. (the “Buyer”), the Company completed the sale of its former original equipment manufacturing business, and business related to processing donated human musculoskeletal and other tissue and bovine and porcine animal tissue in producing allograft and xenograft implants using BioCleanse®, Tutoplast® and Cancelle®SP sterilization processes (collectively, the “OEM Businesses”) to Buyer and its affiliates for a purchase price of $440.0 million of cash, subject to certain adjustments (the “Transactions”). More specifically, pursuant to the terms of the OEM Purchase Agreement, the Company sold to the Buyer and its affiliates all of the issued and outstanding shares of RTI OEM, LLC (which, prior to the Transactions, was converted to a corporation and changed its name to “RTI Surgical, Inc.”), RTI Surgical, LLC (which, prior to the Transactions, was converted to a corporation and changed its name to “Pioneer Surgical Technology, Inc.”), Tutogen Medical, Inc. and Tutogen Medical GmbH. The Transactions were previously described in the Proxy Statement filed by the Company with the SEC on June 18, 2020. Subsequent to the Transactions, the Company changed its name to Surgalign Holdings, Inc, operating through its primary subsidiary, Surgalign Spine Technologies, Inc. Where obvious and appropriate from the context, references herein to Surgalign or the Company refer to the Company excluding the disposed OEM Businesses.
COVID-19
The COVID-19 pandemic continues to impact our business results of operations and financial condition. Although vaccines have been made available, it remains uncertain when our business will return to normal operations. The full extent to which the COVID-19 pandemic will impact the Company’s business moving forward depends on future developments that are highly uncertain and cannot be accurately predicted. While market conditions have improved, many government agencies in conjunction with hospitals and healthcare systems continue to defer, reduce or suspend elective surgical procedures due to COVID-19. We have seen and may continue to see a significant reduction in procedural volumes as hospital systems and/or patients elect to defer spine surgery procedures and navigate the uncertainties of COVID-19.
Despite the impact COVID-19 has had on our business, we have continued to invest in our digital health strategy, invest in our teams, improve operating processes through building strong foundations, and taken steps to position ourselves for long-term success by improving patient outcomes while maintaining adequate cash levels.
Liquidity
As supply chain issues continue, COVID-19 evolves, and inflation persists, all factors may materially and adversely affect our revenues, financial condition, profitability, and cash flows for an indeterminate period of time.
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
As of June 30, 2022, the Company had cash and cash equivalent of $29.3 million and an accumulated deficit of $575.3 million. For the three and six months ended June 30, 2022, the company had a loss from continuing operations of $5.7 million and $5.7 million, and a net loss applicable to Surgalign Holdings, Inc. of $5.7 million and $5.7 million, respectively. The Company has incurred losses from operations in the previous two fiscal years and did not generate positive cash flows from operations in fiscal year 2021 or for the six months ended June 30, 2022. The Company expects net operating losses for the full year 2022 as it works to commercialize its HOLO Portal Surgical Guidance System and further develop its AI Platform and spinal device product lines.
On February 15, 2022, we issued and sold in an underwritten public offering 1,285,507 shares of common stock and 163,768 of pre-funded warrants to purchase common stock with gross proceeds of $20.0 million at an effective offering price of $13.8000 and $13.7970 per share respectively. In addition, the Company issued warrants to purchase up to an aggregate of 1,086,956 shares of common stock at a strike price of $18.0000 that are exercisable over the next five years. Also in connection with the offering, the Company issued placement agent warrants to purchase an aggregate of up to 86,956 shares of common stock at a strike price of $17.2500 per share that are exercisable over the next five years. Finally, the Company granted the underwriters the option for a period of 30 days from February 15, 2022 to purchase up to 217,391 additional shares of the Company’s common stock at the public offering price of $13.7970 per share and/or warrants to purchase up to 163,043 shares of the Company’s common stock at a public offering price of $0.0030 per warrant. The Underwriters did not exercise the option to purchase the common shares from the Company, but they did exercise the option to purchase the warrants which have not been converted to common shares as of June 30, 2022. We received net proceeds of $17.7 million from the offering.
On June 14, 2021, we issued and sold in a registered direct offering an aggregate of 966,183 shares of our common stock and investor warrants to purchase up to an aggregate of 966,183 shares at a strike price of $51.7500. The Company, also in connection with the direct offering, issued placement agent warrants to purchase an aggregate of up to 57,971 shares of our common stock at a strike price of $64.6875 per share. We received net proceeds of $45.8 million from the offering after deducting investor fees of $4.2 million.
On February 1, 2021, we closed a public offering and sold a total 956,666 shares of our common stock at a price of $45.0000 per share, less the underwriter discounts and commissions. We received gross proceeds of $40.5 million from the offering after deducting the underwriting discounts and commission of $4.0 million.
The Company is projecting it will continue to generate significant negative operating cash flows over the next 12-months and beyond. In management’s evaluation of the going concern conclusion we considered the following: i) supply chain and labor issues, continued COVID-19 uncertainties, inflation and recent market volatility; ii) negative cash flows that are projected over the next 12-month period; iii) potential milestone payments related to the Holo Surgical Inc. (“Holo Surgical”) and INN acquisitions should any of the milestones be achieved; iv) seller notes with a fair value amount of $10.1 million due to the seller of INN on December 31, 2024; and v) various supplier minimum requirements. The Company’s operating plan for the next 12-month period also includes continued investments in its product pipeline including both within digital health and hardware and biologics, which will necessitate additional financing. In addition to these efforts the Company will need continued capital and cash flows to fund the future operations through 2022 and beyond. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic and geopolitical conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide. If cash resources are insufficient to satisfy the Company’s on-going cash requirements through 2022, the Company will be required to scale back operations, reduce research and development expenses, and postpone, as well as suspend capital expenditures, in order to preserve liquidity. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.
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
2.Basis of Presentation
The accompanying condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and, therefore, do not include all information and footnotes necessary for a fair presentation of the condensed consolidated financial position, results of operations, comprehensive loss and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our condensed consolidated financial statements in accordance with GAAP often requires us to make estimates and judgments that affect reported amounts. These estimates and judgments are based on historical experience and assumptions that we believe to be reasonable under the circumstances. Assumptions and judgments based on historical experience may provide reported results, which differ from actual results; however, these assumptions and judgments historically have not varied significantly from actual experience, and we therefore do not expect them to vary significantly in the future. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. The Company includes acquisition, disposal, integration and separation related costs, which are predominantly composed of legal, consulting, and advisor fee expenses, within the “Transaction and integration expense” line on the condensed consolidated statements of comprehensive loss.
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Surgalign Spine Technologies, Inc., Paradigm Spine, LLC (“Paradigm”), Pioneer Surgical Technology, Inc. (“Pioneer Surgical”), Holo Surgical Inc. (“Holo Surgical”), and Prompt Prototypes, LLC (“Prompt”). The operating results of the disposed OEM Businesses have been reported as discontinued operations in the condensed consolidated financial statements in the prior comparative periods. The Company consolidates the accounts of INN, a 42% owned subsidiary as control was achieved through means other than voting rights (“variable interest entities” or “VIE”) as the Company is deemed to be the primary beneficiary of INN.
For further information on the Company’s significant accounting policies, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission (“SEC”) on March 15, 2022.
Accounting Standards Issued But Not Yet Adopted
To date, there have been no recent accounting pronouncements not yet effective that have a material, or potentially material, impact to our consolidated financial statements.
Significant New Accounting Policies
There are no new accounting policies effective that have a material impact on the financial statements.
Reclassification in the Condensed Consolidated Financial Statements
Certain reclassifications were made to the 2021 condensed consolidated financial statements to conform to classifications used in 2022. There was no impact on previously reported total assets, total liabilities, stockholder’s equity, revenues or expenses.
3. Discontinued Operations
In connection with the Transactions, on July 20, 2020, the Company completed the disposition of its OEM Businesses. Accordingly, the OEM Businesses are reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations (“ASC 205-20”). The results of operations from the OEM Businesses are classified as discontinued operations in the condensed consolidated statements of comprehensive loss. There were no assets or liabilities of the OEM Businesses as of June 30, 2022 or December 31, 2021 due to the transaction occurring on July 20, 2020. Applicable amounts in prior years have been recast to conform to this discontinued operations presentation.

The following table presents the financial results of the discontinued operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Major classes of line items constituting net income (loss) from discontinued operations
Revenues	$—	$—	$—	$—
Costs of processing and distribution	—	—	—	—
Gross profit	—	—	—	—
Expenses:
General and administrative	—	—	—	—
Severance and restructuring costs	—	—	—	—
Transaction and integration expenses	—	—	—	—
Total expenses	—	—	—	—
Operating (loss) income	—	—	—	—
Other expense – net:
OEM working capital adjustment	—	6,316	—	6,316
Interest expense	—	—	—	—
Derivative loss	—	—	—	—
Loss on extinguishment of debt	—	—	—	—
Foreign exchange loss (gain)	—	—	—	—
Total other expense – net	—	6,316	—	6,316
Loss from discontinued operations	—	(6,316)	—	(6,316)
Gain on sale of net assets of discontinued operations	—	—	—	—
Income (loss) from discontinued operations before income tax provision (benefit)	—	(6,316)	—	(6,316)
Income tax provision (benefit)	—	(763)	—	(763)
Net income (loss) from discontinued operations	$—	$(5,553)	$—	$(5,553)
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
On December 1, 2020, pursuant to the OEM Purchase Agreement, the Company received a notice from the Buyer indicating that a post-closing adjustment in an amount of up to $14.0 million may be owed in respect of the working capital adjustment paid at closing. On June 3, 2021, the firm engaged to resolve the dispute issued a binding, non-appealable resolution whereby it was determined the Company was liable for $5.8 million of the disputed amount, which was finalized and paid during the second quarter of 2021. The final settlement was expensed under “Income (loss) from operations of discontinued operations” in our condensed consolidated statements of comprehensive loss.

Total operating and investing cash flows of discontinued operations for the six months ended June 30, 2022 and 2021 is comprised of the following, which excludes the effect of income taxes:

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021
Significant operating non-cash reconciliation items:
Depreciation and amortization	$—	$—
Provision for bad debt and products returns	$—	$—
Revenue recognized due to change in deferred revenue	$—	$—
Deferred income tax provision	$—	$—
Stock-based compensation	$—	$—
Gain on sale of discontinued assets, net	$—	$—
Loss on extinguishment of debt	$—	$—
Amortizations of debt issuance costs	$—	$—
Amortizations of debt discount	$—	$—
Significant investing items:
Payments for OEM working capital adjustment	$—	$(5,430)
Purchases of property and equipment	$—	$—
Patent and acquired intangible asset costs	$—	$—
Proceeds from sale of OEM Business	$—	$—
4.Leases
The Company’s leases are classified as operating leases that include office space, automobiles, and copiers. The Company does not have any finance leases and the Company’s operating leases do not have any residual value guarantees, restrictions, or covenants. As of June 30, 2022 the only lease that has yet to commence is for our San Diego Design Center, which is expected to open in the second half of 2022. Therefore, no lease obligation or right-of-use (“ROU”) asset has been recorded as of June 30, 2022. All other obligations associated with the lease are reflected as of June 30, 2022. The Company’s leases have remaining lease terms of 1 to 8 years, some of which include options to extend or terminate the leases. The option to extend is only included in the lease term if the Company is reasonably certain of exercising that option. Operating lease ROU assets are presented within “Other assets-net” on the condensed consolidated balance sheets. The current portion of operating lease liabilities are presented within “Accrued expenses,” and the non-current portion of operating lease liabilities are presented within “Other long-term liabilities” on the condensed consolidated balance sheets. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, the Company estimates its incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value. Short-term leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet.
A subset of the Company’s automobile and copier leases contain variable payments. The variable lease payments for such automobile leases are based on actual mileage incurred at the standard contractual rate. The variable lease payments for such copier leases are based on actual copies incurred at the standard contractual rate. The variable lease costs for all leases are immaterial.
The components of operating lease expense were as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$119	$195	$244	$378
Short-term operating lease cost	221	112	442	149
Total operating lease cost	$340	$307	$686	$527

Supplemental cash flow information related to operating leases was as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$339	$332	$686	$576
ROU assets obtained in exchange for lease obligations	—	80	—	80
Supplemental balance sheet information related to operating leases was as follows:

	Balance Sheet Classification	Balance at June 30, 2022	Balance at December 31, 2021
Assets:
Right-of-use assets	Other assets – net	$768	$876
Liabilities:
Current	Accrued expenses	$283	$294
Noncurrent	Other long-term liabilities	843	947
Total operating lease liabilities		$1,126	$1,241
The weighted-average remaining lease terms and discount rates were as follows:

	For the Six Months Ended June 30,
	2022	2021
Weighted-average remaining lease term (years)	6.0	5.8
Weighted-average discount rate	5.1%	5.0%
As of June 30, 2022, maturities of operating lease liabilities were as follows:

Balance at June 30, 2022
2022 (remaining)	$264
2023	212
2024	172
2025	160
2026	159
2027 and beyond	358
Total future minimum lease payments	1,325
Less imputed interest	(199)
Total	$1,126
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

Disaggregation of Revenue
The Company’s entire revenue for the three and six months ended June 30, 2022 and 2021 was recognized at a point in time. The following table represents total revenue by geographical region for the three and six months ended June 30, 2022 and 2021, respectively:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Domestic	$17,215	$20,726	$34,299	$40,574
International	3,408	4,108	6,929	7,551
Total revenues from contracts with customers	$20,623	$24,834	$41,228	$48,125
6.Business Combinations
Inteneural Networks Inc.
On December 30, 2021, the Company entered into a Stock Purchase Agreement with Dearborn Capital Management LLC, and Neva, LLC, a Delaware limited liability company (collectively the sellers of INN), that are owned by Krzysztof Siemionow, MD, PhD (“Siemionow”), Pawel Lewicki, PhD (“Lewicki”) respectively, to acquire a 42% equity interest in the issued and outstanding shares of INN for a non-exclusive right to use their proprietary technology. Lewicki served as a member of the Board of Directors (the “Board”).

INN is a medical high-tech company, specializing in AI and big data learning analysis of brain imaging. INN has a proprietary AI technology that autonomously segments and identifies neural structures in medical images and helps identify possible pathological states. This technology has potential future applications in neurosurgery as well as a wide variety of potential disorders, including dementia, autism, tumors, aneurysm, stroke, and neurovascular structures using magnetic resonance imaging and computed tomography platforms. The Company believes the transaction has the following benefits: i) the integration of INN’s ML and AI technologies positions the Company as a leader in intelligent digital health; ii) bringing INN’s intercranial capabilities to the HOLOTM AI platform, the Company can expand the applicability of HOLO AI technology into significant segments beyond spine, in particular neurosurgery; iii) the synergies in the research and development and eventual commercial functions should provide for a particularly efficient integration of INN’s technology and talent; and iv) the transaction materially contributes to the Company’s mission to improve patient's lives through better outcomes.
As consideration for the 42% ownership we paid $20.0 million which consisted of $5.0 million in cash, issuance to the Sellers of 227,359 shares of our common stock, par value of $0.001, which had a fair value of $4.9 million and issuance of unsecured promissory notes to the Sellers in fair value of the principal in the amount of $10.1 million. In exchange for 42% equity interest the Company is able to use the proprietary AI technology as a nonexclusive licensee. As part of the transaction, the Company must purchase up to 100% of the equity of INN if the three additional clinical, regulatory, and revenue milestones are met. With each additional closing, the Company will acquire an additional 19.3% equity within INN for an additional $19.3 million in cash payment for each milestone. These milestones have not been achieved as of June 30, 2022.
Management has determined that the Company has obtained control through means other than voting rights as the Company is deemed to be the primary beneficiary and is the most closely associated decision maker under ASC 810, Consolidation. Based on this the Company has considered INN to be a VIE and was fully consolidated into the condensed consolidated financial statements as of June 30, 2022. INN does not have any assets or liabilities as of June 30, 2022 and December 31, 2021. Additionally, there was no income statement activity within INN for the three and six months ended June 30, 2022 and 2021.
The Company further determined that substantially all of the fair value of INN was concentrated in the acquired in-process research and development (“IPR&D”) asset in accordance with ASC 805, Business Combination and therefore accounted for this as an asset acquisition. The total consideration of the asset acquisition was determined to be $72.3 million, which consisted of cash consideration of $5.0 million, $4.9 million of fair value of shares issued to the seller, $10.1 million of seller notes issued to the sellers, direct and incremental expenses of $0.4 million incurred for the INN acquisition, $10.3 million in forward contracts related to the three potential milestone payments and $41.7 million in noncontrolling interest related to the 58% equity interest not purchased. As the forward contracts are redeemable upon a future event (FDA approval) it is determined that this event is not probable under the accounting guidance. As a result, the forward contracts are not remeasured to fair value for the three and six months ended June 30, 2022.
The total purchase price paid in the INN acquisition has been allocated to the net assets acquired based on the relative fair value as the completion of the acquisition, primarily including the IPR&D related to INN’s development of their AI technology that autonomously segments neural structures and other intangible assets for assembled workforce. The neuro networks and segmentation has not yet reached technological feasibility and has no alternative use; thus, the purchased IPR&D was expensed immediately to the acquisition during the fourth quarter, resulting in a one-time charge of $72.1 million recognized in the asset acquisition expense line on the consolidated statement of comprehensive loss for the year ended December 31, 2021. Additionally, the intangible asset related to the assembled workforce, in the amount of $0.2 million was immediately impaired together with other intangible assets during the fourth quarter of 2021 due to the Company’s negative projected cash flows.

The Company recorded noncontrolling interest of $52.0 million which is comprised of $41.7 million related to the investment in INN and $10.3 million related to the embedded forward contracts as of the transaction date. Management determined that because the IPR&D asset was immediately expensed it did not have technological feasibility. As a result of the transaction, the company recorded a $72.1 million loss within the Consolidated Statements of Comprehensive Loss during the fourth quarter for the year ended December 31, 2021. This loss had a net impact of $30.2 million to Surgalign, and $41.9 million impact to INN.
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
Based on the final purchase price, the fair value of the assets acquired and liabilities assumed exceeded the purchase price consideration resulting in a bargain purchase gain of $0.1 million and was recorded in “Other (income) expense – net” during the three and six month period ended June 30, 2021. The bargain purchase was primarily driven by the potential future compensation expense in lieu of an increased purchase price.

7.Stock-Based Compensation
The following tables summarize our stock option and stock grant awards by plan:
For the six months ended June 30, 2022:

Plan	Stock Options	Restricted Stock Awards	Restricted Stock Units	Total
2021 Incentive Inducement Plan	—	—	116,948	116,948
2021 Incentive Compensation Plan	—	—	4,277	4,277
Total	—	—	121,225	121,225
For the six months ended June 30, 2021:

Plan	Stock Options	Restricted Stock Awards	Restricted Stock Units	Total
2021 Incentive Inducement Plan	14,066	—	7,490	21,556
2021 Incentive Compensation Plan	3,803	—	148,173	151,976
2018 Incentive Compensation Plan	8,005	4,920	—	12,925
Total	25,874	4,920	155,663	186,457
The Company recognized stock-based compensation as follows:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Stock-based compensation:
Costs of goods sold	$—	$—	$—	$21
General and administrative	852	1,344	2,123	2,233
Research and development	73	69	176	95
Total	$925	$1,413	$2,299	$2,349
The expense in the table above represents stock-based compensation for outstanding awards, and related expenses for the Company’s employee stock purchase program. For the three and six months ended June 30, 2022 and June 30, 2021, the Company incurred no stock-based compensation expense related to the disposed OEM Business.
8.Net Loss Per Common Share
A reconciliation of the number of shares of common stock used in the calculation of basic and diluted net income per common share is presented below:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average basic shares	6,640,405	3,808,475	6,174,273	3,542,497
For the three and six months ended June 30, 2022 and 2021, the Company has recorded a net loss from operations. As a result, the Company has excluded all potential dilutive shares from the computation of the diluted net loss per common share to avoid the anti-dilutive effect.

The following table includes the number of potential dilutive shares that were excluded due to the anti-dilutive effect:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Stock Options	—	4,389	—	17,903
Restricted Stock Units and Restricted Stock Awards	210,909	38,366	158,645	43,128
Total	210,909	42,755	158,645	61,031
For the three months ended June 30, 2022 and 2021, the company excluded 90,109 and 174,158, respectively, of issued stock options in the computation of diluted net loss per share, and for the six months ended June 30, 2022 and 2021, the Company excluded 103,982 and 155,466, respectively, of issued stock options in the computation of diluted net loss per common share because their exercise price exceeded the average market price during the respective periods. The Company’s outstanding warrants were also excluded from the computation of diluted net loss per common share as they were considered “out-of-the-money” as of June 30, 2022.
9.Inventories
The inventory balances as of June 30, 2022 and December 31, 2021 consist entirely of finished goods. The Company values its inventories at the lower of net realizable value or cost using first-in, first-out (“FIFO”).
For the three months ended June 30, 2022 and 2021, the Company had inventory write-downs of $0.8 million and $1.6 million, respectively, and for the six months ended June 30, 2022 and 2021, the Company had inventory write-downs of $3.8 million and $4.4 million, respectively, relating primarily to excess quantities and obsolescence (“E&O”) of inventories. The E&O write-downs are included in the cost of goods sold on the condensed consolidated statements of comprehensive loss.
10.Prepaid and Other Current Assets
Prepaid and other current assets are as follows:

	June 30, 2022	December 31, 2021
Income tax receivable	$2,320	$4,116
Leasehold improvement reimbursement	3,468	—
Prepaid expenses	1,655	2,553
Payroll tax receivable	1,423	—
OEM safety stock receivable	1,000	1,000
Insurance recovery receivable	—	1,500
Other receivables	1,756	815
	$11,622	$9,984
11.Property and Equipment
The net book value of property and equipment after accumulated depreciation and all impairment is as follows:

	June 30, 2022	December 31, 2021
Processing equipment	$298	$346
Surgical instruments	481	489
Office equipment, furniture and fixtures	8	15
Computer equipment and software	154	44
Construction in process	380	51
	$1,321	$945

For the three months ended June 30, 2022 and 2021, the Company recorded depreciation expense in connection with property and equipment of $0.6 million and $0.6 million, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded depreciation expense in connection with property and equipment of $1.1 million and $1.1 million, respectively. The Company uses the straight-line method of depreciation.
For the three months ended June 30, 2022 and 2021, the Company recorded asset impairment and abandonment charges of $1.0 million and $2.2 million, respectively. For the six months ended June 30, 2022 and 2021, the Company recorded asset impairment and abandonment charges of $1.9 million and $4.4 million, respectively. The fair value of property and equipment was measured utilizing an orderly liquidation value of each of the underlying assets.
For the three months ended June 30, 2022 and 2021, the Company capitalized a total of $0.0 million and $0.8 million of internal software expense related to the implementation of a new Enterprise Resource Planning (“ERP”) system. For the six months ended June 30, 2022 and 2021, the Company capitalized a total of $0.0 million and $1.1 million of internal software expense related to the implementation of a new ERP system. The ERP system was implemented in January 2022 and related capitalized expenses were transferred from “Construction in process” to “Computer equipment and software” to coincide with implementation.
Impairment of the ERP costs was $0.0 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively. Impairment of the ERP costs was $0.0 million and $1.1 million for the six months ended June 30, 2022 and 2021, respectively. The impairment charges were triggered by continued negative operating cash flows.
For the three months ended June 30, 2022 and 2021, the Company expensed $0.1 million and $0.0 million, respectively, related to the ERP implementation. For the six months ended June 30, 2022 and 2021, the Company expensed $0.7 million and $0.1 million respectively, related to the ERP implementation. These non-capitalizable expenses are recorded in the “General, and administrative” line on the condensed consolidated statements of comprehensive loss.
For the three months ended June 30, 2022 and 2021, the Company capitalized a total of $0.4 million and $0.0 million of employee costs related to enhancements for the HOLO Portal surgical guidance system. For the six months ended June 30, 2022 and 2021, the Company capitalized a total of $0.4 million and $0.0 million of employee costs related to enhancements for the HOLO Portal surgical guidance system, including stock-based compensation expense of $0.1 million and $0.0 million for the respective periods. All capitalized expenses have been recorded within “Construction in process” as the development is still ongoing.
12.Warrants
On February 15, 2022, we issued and sold in an underwritten public offering 1,285,507 shares of common stock and 163,768 of pre-funded warrants to purchase common stock with gross proceeds of $20.0 million at an effective offering price of $13.8000 and $13.7970 per share respectively. In addition, the Company issued warrants to purchase up to an aggregate of 1,086,956 shares of common stock at a strike price of $18.0000 that are exercisable over the next five years. Also in connection with the offering, the Company issued placement agent warrants to purchase an aggregate of up to 86,956 shares of common stock at a strike price of $17.2500 per share that are exercisable over the next five years. Finally, the Company granted the underwriters the option for a period of 30 days from February 15, 2022 to purchase up to 217,391 additional shares of our common stock at the public offering price of $13.7970 per share and/or warrants to purchase up to 163,043 shares of the Company’s common stock at a public offering price of $0.0030 per warrant. The Underwriters did not exercise the option to purchase the common shares from the Company, but they did exercise the option to purchase the warrants which have not been converted to common shares as of June 30, 2022. We received net proceeds of $17.7 million from the offering. The Company incurred issuance costs related to the offering of $2.3 million which has been allocated between the value of the warrant liability and the amounts recorded within the Statement of Shareholders Equity. Fees allocated to the warrant liabilities were $0.9 million and is reflected in the “Transaction and integration expenses” line in the condensed consolidated statement of loss. The remaining $1.4 million is allocated to common shares and is reflected in “Additional Paid-In Capital” and “Common Stock” sections of the Company’s condensed consolidated balance sheets
On June 14, 2021, the Company issued and sold in a registered direct offering priced at-the-market an aggregate of 966,183 shares of its common stock and warrants exercisable for an aggregate of 966,183 shares of Company common stock, at a combined purchase price of $51.7500 per share. The warrants have an exercise price equal to $51.7500 per share, are exercisable immediately upon issuance and will expire three years from the issuance date. The net proceeds from the direct offering, after deducting investor and management fees, were $45.8 million. Upon any exercise of the offering warrants issued in the offering for cash, the Company agreed to pay the placement agent a total cash fee equal to 7.0% of the aggregate gross proceeds from the exercise of the offering warrants and a management fee equal to 1.0% of the aggregate gross proceeds from the exercise of the offering warrants. The Company, also in connection with the direct offering, issued the placement agent or its designees warrants to purchase an aggregate of up to 57,971 shares of its common stock. The placement agent warrants have substantially the same terms as the warrants described above, except that the placement agent warrants will have an exercise price of $64.6875 per share, and holders of the placement agent warrants are not entitled to receive cash dividends issued by the Company during such time as the placement agent warrant is outstanding.
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
Acquisition Contingencies
Changes in the fair value of contingent consideration are recorded in the “Gain on acquisition contingency” line in the condensed consolidated statement of loss. Significant changes in unobservable inputs, mainly the probability of success and projected cash flows, could result in material changes to the contingent consideration liability.
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
As consideration for the Holo Surgical acquisition, the Company paid to the Seller $30.0 million in cash and issued to the Seller 208,333 shares of common stock, par value $0.001 of the Company (“Common Stock”). In addition, the Seller is entitled to receive contingent consideration from the Company valued in an aggregate amount of up to $83.0 million, to be paid through the issuance of Common Stock or the payment of cash, contingent upon and following the achievement of certain regulatory, commercial and utilization milestones by specified time periods occurring up to the sixth (6th) anniversary of the closing. The contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate. Changes in the fair value of contingent consideration are recorded in the “Gain on acquisition contingency” line item in the condensed consolidated statements of comprehensive loss. Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liabilities.
The Purchase Agreement provides that the Company will issue Common Stock to satisfy any contingent consideration payable to the Seller, until the total number of shares of Common Stock issued to the Seller pursuant to the Purchase Agreement (including the 208,333 shares of Common Stock issued at closing) is equal to 496,666 shares of Common Stock. Following the attainment of that limitation, the post-closing contingent payments would be payable in cash. The number of shares of Common Stock issued as contingent consideration with respect to the achievement of a post-closing milestone, if any, will be calculated based on the volume weighted average price of the Common Stock for the five (5) day trading period commencing on the opening of trading on the third trading day following the achievement of the applicable milestone. On January 12, 2022, the Company entered into a Second Amendment to the Stock Purchase Agreement with the sellers of Holo Surgical to amend one of the regulatory milestones beyond December 31, 2021. This regulatory milestone was subsequently achieved on January 14, 2022 when the Company received 510(k) clearance for its HOLO Portal™ surgical guidance system. Upon achievement of this milestone the Company issued 288,333 in common stock at a value of $5.9 million, and also paid the sellers $4.1 million in cash for a total payment for achieving the milestone of $10.0 million pursuant to the terms of the agreement (the “Holo Milestone Payments”).
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
Inputs used in estimating the fair value of the contingent consideration for Holo Surgical as of June 30, 2022 and December 31, 2021, are summarized below:

Fair Value at June 30, 2022	Valuation Technique	Unobservable Inputs	Ranges
$31,435	Earn-Out Valuation	Probability of success factor	0% - 95%
		Discount rates	2.51% - 16.54%

Fair Value at December 31, 2021	Valuation Technique	Unobservable Inputs	Ranges
$51,928	Earn-Out Valuation	Probability of success factor	0% - 90%
		Discount rates	0.06% - 11.60%
The following table provides a reconciliation of contingent consideration measured at fair value using significant unobservable inputs (Level 3) as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
Beginning balance as of January 1	$51,928	$56,515
Gain on acquisition contingency	(10,493)	(4,587)
Milestone payments	(10,000)	—
Ending balance as of June 30	$31,435	$51,928
Paradigm
On March 8, 2019, the Company acquired Paradigm, which included a contingent liability related to the revenue based earnout (“Paradigm Earnout”) of $72.2 million. The fair value of the contingent liability was measured using Level 3 inputs. Unobservable inputs for the probability-weighted model included weighted average cost of capital and company specific projected revenue and costs. During 2019 management reduced the contingency consideration to $0.0 million due to a revision in the milestone inputs and recorded a gain of $72.2 million which was recognized during 2019. There are no amounts recorded as contingent consideration as of June 30, 2022 and December 31, 2021 as management has determined that the milestones will not be met. The last milestones will expire on December 31, 2022.
Property and Equipment, Intangibles and Other Assets
As of June 30, 2022, and December 31, 2021, respectively, property and equipment with a carrying amount of $2.9 million and $12.0 million were written down to their estimated fair value of $1.3 million and $0.9 million using Level 3 inputs. The Level 3 fair value was measured based on orderly liquidation value and is evaluated on a quarterly basis. Unobservable inputs for the orderly liquidation value included replacement costs, physical deterioration estimates and market sales data for comparable assets.
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
As a result of impairments recognized, the following table summarizes the post impairment fair values of the corresponding assets subject to fair value measured using Level 3 inputs as of June 30, 2022 and December 31, 2021:

Fair value	June 30, 2022	December 31, 2021
Property and equipment – net	$1,321	$945
Definite-lived intangible assets – net	—	—
Other assets – net	5,840	5,970
	$7,161	$6,915
Property and equipment was impaired and written down to their estimated fair values during the six months ended June 30, 2022 and 2021. Other intangible assets and other assets were impaired and written down to their estimated fair values during the six months ended June 30, 2022 and 2021. The following table summarizes the corresponding impairment charge during the three and six months ended June 30, 2022 and 2021:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Impairment	2022	2021	2022	2021
Property and equipment – net	$784	$2,012	$1,573	$3,791
Definite-lived intangible assets – net	100	150	201	311
Other assets – net	112	44	161	280
	$996	$2,206	$1,935	$4,382
During the three and six months ended June 30, 2022 and 2021, the Company concluded, through its ASC 360 impairment testing of long-lived assets classified as held and used, that factors existed indicating that finite-lived intangible assets were impaired. The factors considered by management include a history of net losses and negative cash flows in each of those periods to be able to support the assets. The Company tested the carrying amounts of the property and equipment, definite lived intangibles, and other assets for impairment. As a result, we recorded an impairment charge of $1.0 million and $2.2 million for the three months ended June 30, 2022, and an impairment charge of $1.9 million and $4.4 million for the six months ended June 30, 2022 and 2021 recorded within the “Asset impairment and abandonments” line item on the condensed consolidated statement of loss.
Warrant Liability
Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within “Warrant liability” in the Company’s condensed consolidated balance sheets.

The following table presents information about the Company’s liabilities that are measured at fair value:

	Level	June 30, 2022	December 31, 2021
Warrant liability	3	$1,554	$12,013

June 14, 2021 Warrants
The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the June 14, 2021 warrant liability for the six months ended June 30, 2022:

Warrant Liability
December 31, 2021	$12,013
Change in fair value of warrant liability	(11,848)
June 30, 2022	$165
The warrant liability is revalued each reporting period with the change in fair value recorded in the accompanying condensed consolidated statements of comprehensive loss until the warrants are exercised or expire. The fair value of the warrant liability is estimated using the Black-Scholes Option Pricing Model using the following valuation inputs:

	June 30, 2022	December 31, 2021
Stock price	$3.41	$21.60
Risk-free interest rate	2.91%	0.84%
Dividend yield	0.00%	0.00%
Volatility	100.00%	130.00%
February 15, 2022 Warrants
The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the February 15, 2022 warrant liability for the six months ended June 30, 2022, there were no warrants issued as of June 30, 2021:

Warrant Liability
December 31, 2021	$—
Fair value of warrants on date of issuance	10,157
Execution of prefunded warrants	(1,749)
Change in fair value of warrant liability	(7,019)
June 30, 2022	$1,389

The warrant liability is revalued each reporting period with the change in fair value recorded in the accompanying condensed consolidated statements of comprehensive loss until the warrants are exercised or expire. The fair value of the warrant liability is estimated using the Black-Scholes Option Pricing Model using the following valuation inputs:

June 30, 2022
Stock price	$3.41
Risk-free interest rate	3.01%
Dividend yield	0.00%
Volatility	80.00%
14.Accrued Expenses
Accrued expenses are as follows:

	June 30, 2022	December 31, 2021
Accrued compensation	$5,531	$5,258
Accrued distributor commissions	3,819	2,957
Accrued securities class action settlement	—	1,500
Other	7,864	8,054
Total accrued expenses	$17,214	$17,769

15.Other Long-term Liabilities
Other long-term liabilities are as follows:

	June 30, 2022	December 31, 2021
Acquisition contingencies	$22,393	$26,343
Warrant Liability	1,554	12,013
Lease obligations	843	947
Other	2,732	2,229
Total other long-term liabilities	$27,522	$41,532
16.Income Taxes
The Company evaluates the need for deferred tax asset valuation allowances based on a more likely than not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The Company has evaluated all evidence, both positive and negative, and maintains a valuation allowance on deferred tax assets in the United States as well as most foreign jurisdictions as of June 30, 2022.
For the three months ended June 30, 2022 and 2021, the Company recorded income tax provision of $0.1 million and $0.1 million, respectively in continuing operations. The June 30, 2022 three-month income tax provision was primarily a result of non-U.S. income tax expense and interest accrued on uncertain tax positions. The June 30, 2021 three-month income tax provision was primarily a result of the impact of uncertain tax position interest accrual.
For the six months ended June 30, 2022 and 2021, the Company recorded income tax provision of $0.3 million and $0.3 million, respectively. The June 30, 2022 six-month income tax provision was primarily a result of federal tax notices received, non-U.S. income tax expense, and interest accrued on uncertain tax positions. The June 30, 2021 six-month income tax provision was primarily a result of federal interest liability as a result of timing of payments and impact of uncertain tax position interest accrual.

17.Debt
On December 30, 2021, the Company issued $10.6 million aggregate principal amount of unsecured seller notes (“Seller Notes”) recorded at $10.1 million and $10.0 million as of June 30, 2022 and December 31, 2021 respectively. All principal and accrued interest due and payable on the earlier of December 30, 2024, or the date upon which a change in control occurs. Interest is paid in kind and capitalized into the principal amount of the Seller Notes on each anniversary of the issuance date at a rate of 6.8% per year. For the three months ended June 30, 2022 management accrued $0.1 million in interest expense and accredited $0.2 million related to the seller notes for a total interest expense of $0.3 million. For the six months ended June 30, 2022 management accrued $0.1 million in interest expense and accredited $0.4 million related to the seller notes for a total interest expense of $0.5 million. In the event of default, as defined in the agreement, any and all of the indebtedness may be immediately declared due and payable, and the interest would accrue at a 4.0% higher rate. There is no prepayment penalty or covenants related to the fixed rate notes. The Seller Notes were issued as deferred consideration in connection with the INN Purchase Agreement discussed at Note 1, Note 6, and Note 21.
Debt issuance costs were immaterial and were included within the overall costs of the acquisition of INN. The following table summarizes the debt recorded on the condensed consolidated balance sheet:

	Carrying Value (In thousands)
	June 30, 2022	December 31, 2021
Seller Notes-P. Lewicki	$5,306	$5,306
Seller Notes-K. Siemionow	5,306	5,306
Less: accretion of acquisition adjustment	(525)	(630)
Total Seller Notes – related party	10,087	9,982
Current portion of seller notes	—	—
Total long-term seller notes, excluding current portion	$10,087	$9,982
The fair value of the Seller Notes is $10.0 million at June 30, 2022 and December 31, 2021, respectively. The Company has determined that the Seller Notes is a level 2 financial instrument as there are other unobservable inputs.

As of June 30, 2022, the future maturities of long-term debt, excluding deferred financing costs, accrued interest and debt discount, were as follows:

Future Maturities of Long-Term Debt
2022	$—
2023	—
2024	10,612
2025	—
2026	—
Thereafter	—
Total	$10,612
18.Commitments and Contingencies
Acquisition of Paradigm – On March 8, 2019, pursuant to a Master Transaction Agreement, the Company acquired Paradigm in a cash and stock transaction valued at up to $300.0 million consisting of $150.0 million of cash, plus potential future milestone payments. Paradigm’s primary product is the Coflex® Interlaminar Stabilization® device, a minimally invasive motion preserving stabilization implant that is FDA approved for the treatment of moderate to severe lumbar spinal stenosis in conjunction with decompression.
Under the terms of the agreement, the Company paid $100.0 million in cash and issued 357,653 shares of the Company’s common stock. The shares of Company common stock issued on March 8, 2019, were valued based on the volume weighted average closing trading price for the five trading days prior to the date of execution of the definitive agreement, representing $50.0 million of value. In addition, under the terms of the agreement, the Company may have been required to pay up to an additional $150.0 million in a combination of cash and Company common stock based on a revenue earnout consideration. The first potential earnout payment of $20.0 million was based on revenues achieved during any twelve-month period ending on December 31, 2020. As the revenue milestone was not achieved, there was no consideration due with respect to the first earnout period and the Company has no further liability with respect thereto. The last milestone is based on a probability weighted model and, the Company estimates a contingent liability related to the revenue based earnout of zero utilizing a Monte-Carlo simulation model. A Monte-Carlo simulation is an analytical method used to estimate fair value by performing a large number of simulations or trial runs and thereby determining a value based on the possible outcomes. Accounted for as a liability to be revalued at each reporting period, the fair value of the contingent liability was measured using Level 3 inputs, which includes weighted average cost of capital and projected revenues and costs. There are no amounts recorded as contingent consideration as of June 30, 2022 and December 31, 2021 as management has determined that the milestones will not be met. The last milestones will expire on December 31, 2022.
Aziyo – On August 1, 2018, the Company and Aziyo Biologics, Inc. (“Aziyo”) entered into a Distribution Agreement which was subsequently amended on December 3, 2018, and November 15, 2020 (the “Distribution Agreement”). Pursuant to the Distribution Agreement, the Company has exclusive distribution rights to certain biologic implants manufactured by Aziyo and marketed under the ViBone trade name (“ViBone”). The Distribution Agreement provides for minimum purchases of ViBone implants on an annual basis through calendar 2025. For calendar years 2019-2021, if the minimum purchase obligations for a particular year are not fulfilled, the Distribution Agreement provides various options for the Company to satisfy such obligations (“Shortfall Obligations”) in subsequent years, including a combination of payments and/or providing purchase orders for the shortfall amount in a given year. If a purchase order is submitted, the contract does not provide that it needs to be satisfied during the following year (i.e., the Company can satisfy the orders over multiple years and until the minimum is achieved). For calendar years 2022 and beyond, if the Company does not satisfy the minimum purchase obligations specified in the Distribution Agreement, the Company can continue to market the ViBone implants on a non-exclusive basis without any Shortfall Obligations. In January 2021 and 2022, the Company issued purchase orders to Aziyo for $12.4 million and $14.2 million respectively related to the shortfalls in each of the years.
Acquisition of Holo Surgical – As part of the Holo Surgical acquisition, the Company issued contingent consideration which would be payable to the sellers upon the achievement of certain regulatory, commercial, and utilization milestones by specified time periods. On January 14, 2022 the Company received 510(k) clearance for the HOLO PortalTM surgical guidance system. Upon achievement of this milestone the Company issued 288,333 in common stock at a value of $5.9 million and also paid the sellers $4.1 million in cash for a total payment for achieving the milestone of $10.0 million pursuant to the terms of the agreement. The fair value of the liability was $31.4 million as of June 30, 2022 with $9.0 million classified as current liabilities within “Current portion of accrued acquisition contingency – Holo” while $22.4 million was classified as “Acquisition contingencies – Holo.” The fair value of the liability was $51.9 million on December 31, 2021 with $25.6 million classified as current liabilities within “Current portion of accrued acquisition contingency – Holo” while $26.3 million classified as “Acquisition contingencies – Holo.” The change in the fair value of the liability of $10.5 million since December 31, 2021 was recognized in the gain on acquisition contingency line of the condensed consolidated statements of comprehensive loss.
Manufacturing Agreements with Former OEM Affiliates – In connection with the closing of the OEM Transaction, on July 20, 2020 the Company entered into three manufacturing and distribution agreements with affiliates of Montague Private Equity: (i) a Manufacture and Distribution Agreement (the “Hardware MDA”) with Pioneer Surgical Technology, Inc. (“Pioneer”) pursuant to which Pioneer would manufacture certain hardware implants for the Company; (ii) a Processing and Distribution Agreement with RTI Surgical, Inc. (“RTI”), an affiliate of Pioneer, pursuant to which RTI would process certain biologic implants for the Company (the “PDA”); and (iii) a Manufacture and Distribution Agreement (“NanOss”) pursuant to which Pioneer would manufacture certain synthetic implants for the Company (the “NanOss MDA”), and together with the Hardware MDA and the PDA, the “OEM Distribution Agreements.” The original OEM Distribution Agreements contain aggregate minimum performance obligations for each of the first three years of the agreements as follows:
•Year 1: $24.2 million
•Year 2: $25.8 million
•Year 3: $27.2 million
On August 5, 2022, the Company amended the OEM distribution agreement to reduce the Contract Year 3 minimum to $17.9 million. The amendments also release the Company of any obligation to cure any purchase shortfall in Contract Year 2 and thus the Company has not recorded any liability as it relates to this contract year.

Also on August 5, 2022, the Company entered into a letter agreement relating to the Design and Development Agreement, which contained a provision whereby the Company would pay Pioneer a minimum of $1.7 million for direct labor costs and certain services with respect to maintaining design history files in each of the first two years under the Design and Development Agreement. The letter agreement stated that the Company owes Pioneer $2.1 million for the shortfall in Contract Year 1 and Year 2. The Company has agreed to pay the amount and has recorded the liability in “Accrued expenses” on the condensed consolidated balance sheets as of June 30, 2022.
San Diego Lease – On March 12, 2021, the Company entered into a Lease (the “Lease”) with SNH Medical Office Properties Trust, a Maryland real estate investment trust (the “Landlord”), to house the Company’s offices, lab and innovation space (the “Building”) in San Diego, California. The initial term of the Lease is twelve years, with one extension option for a period of seven years.
Under the terms of the Lease, the Company will lease an aggregate of approximately 94,457 rentable square feet of a building located at 3030 Science Park Road, San Diego, California (the “Premises”). The Landlord agreed to make improvements after the execution of the leases, after which occupancy is expected to be delivered to the Company.
Aggregate payments towards base rent for the Premises over the term of the lease will be approximately $64.6 million, including 13 months of rent abatement. The Company will recognize the lease assets and liabilities when the Landlord makes the underlying asset available to the Company and as such no amounts were accrued as of June 30, 2022. Concurrent with the Company’s execution of the Lease, as a security deposit, the Company delivered to the Landlord a payment in the amount of $2.5 million which is recorded within “Other assets – net” in our condensed consolidated balance sheets. In addition, the Company maintains a prepaid reimbursement balance of $3.5 million which is recorded within “Prepaid and other current assets” in our condensed consolidated balance sheets.
19.Legal Actions
The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. Based on the information currently available to the Company, including the availability of coverage under its insurance policies, except as described below and in Note 20 the Company does not believe that any of these claims that were outstanding as of June 30, 2022 will have a material adverse impact on its financial position or results of operations. The Company’s accounting policy is to accrue for legal costs as they are incurred.
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
In addition to claims made directly against the Company, Coloplast, a distributor of TSM’s and certain allografts processed and private labeled for them under a contract with the Company, has also been named as a defendant in individual TSM cases in various federal and state courts. Coloplast requested that the Company indemnify or defend Coloplast in those claims which allege injuries caused by the Company’s allograft implants, and on April 24, 2014, Coloplast sued RTI Surgical, Inc. in the Fourth Judicial District of Minnesota for declaratory relief and breach of contract. On December 11, 2014, Coloplast entered into a settlement agreement with RTI Surgical, Inc. and Tutogen Medical, Inc. (the “Company Parties”) resulting in dismissal of the case. Under the terms of the settlement agreement, the Company Parties are responsible for the defense and indemnification of two categories of present and future claims: (1) tissue only (where Coloplast is solely the distributor of Company processed allograft tissue and no Coloplast-manufactured or distributed synthetic mesh is identified) (“Tissue Only Claims”), and (2) tissue plus non-Coloplast synthetic mesh (“Tissue-Non-Coloplast Claims”) (the Tissue Only Claims and the Tissue-Non-Coloplast Claims being collectively referred to as “Indemnified Claims”). As of June 30, 2022, there are a cumulative total of 1,026 Indemnified Claims for which the Company Parties are providing defense and indemnification. In connection with the transactions, liabilities related to these claims remained a liability retained by the Company. The defense and indemnification of these cases are covered under the Company’s insurance policy subject to a reservation of rights by the insurer.
Based on the current information available to the Company, the impact that current or any future TSM litigation may have on the Company cannot be reasonably estimated.

LifeNet — On June 27, 2018, LifeNet Health, Inc. (“LifeNet”) filed a patent infringement lawsuit in the United States District Court for the Middle District of Florida (since moved to the Northern District of Florida) claiming infringement of five of its patents by the Company’s predecessor RTI Surgical, Inc. The suit requests damages, enhanced damages, reimbursement of costs and expenses, reasonable attorney fees, and an injunction. The asserted patents are expired. On April 7, 2019, the Court granted the Company’s request to stay the lawsuit pending the U.S. Patent Trial and Appeal Board’s (“PTAB”) decision whether to institute review of the patentability of LifeNet’s patents. On August 12, 2019 the PTAB instituted review of three LifeNet patents, and on September 3, 2019 the PTAB instituted review of the remaining two. On August 4, 2020 and August 26, 2020, the PTAB issued final written decisions finding that certain claims were shown to be unpatentable and others not. Neither party appealed the PTAB’s decisions with respect to the three LifeNet patents on which the PTAB instituted review on August 12, 2019. With respect to the remaining two LifeNet patents, Surgalign filed Notices of Appeal with the Federal Circuit on October 27, 2020 and LifeNet filed a Notice of Cross-appeal on November 9, 2020. The Federal Circuit issued its written opinion regarding Surgalign’s Appeal and LifeNet’s Cross-appeal on April 11, 2022, affirming in-part, reversing in-part, and remanding one issue to the PTAB. In connection with the transactions, liabilities related to these claims remained a liability retained by the Company. The Company continues to believe the suit is without merit and will vigorously defend its position. Based on the current information available to the Company, the impact that current or any future litigation may have on the Company cannot be reasonably estimated.
Securities Class Action— The Company’s Investigation (as defined below) resulted in stockholder litigation against the Company and certain former officers of the Company in the United States District Court for the Northern District of Illinois (the “Court”) on March 23, 2020 asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) . On June 30, 2021, the parties to the Lowry Action conducted a mediation session and on July 27, 2021, a binding term sheet settling the Lowry Action was entered into whereby the defendants agreed to pay $10.5 million (inclusive of attorneys’ fees and administrative costs) in exchange for the dismissal with prejudice of all claims. On September 22, 2021, the court granted preliminary approval to the settlement, and the amount was paid by the Company’s insurers under its Directors’ and Officers’ insurance policies. The Court entered an order approving the settlement on January 26, 2022 and no amounts were outstanding on June 30, 2022. The matter is now concluded.
Derivative Lawsuits—Three derivative lawsuits have also been filed on behalf of the Company, naming it as a nominal defendant, and demanding a jury trial. On June 5, 2020, David Summers filed a shareholder derivative lawsuit (the “Summers Action”) against certain current and former directors and officers of the Company (as well as the Company as a nominal defendant), in the United States District Court for the Northern District of Illinois asserting statutory claims under Sections 10(b), 14(a), and 20(a) of the Exchange Act, as well as common law claims for breach of fiduciary duty, unjust enrichment and corporate waste. Thereafter, two similar shareholder derivative lawsuits asserting many of the same claims were filed in the same court against the same current and former directors and officers of the Company (as well as the Company as a nominal defendant), as well as a books and records demand under Section 220 of the Delaware General Corporate Law (the “Books and Records Demand”). The three derivative lawsuits have been consolidated into the first-filed Summers Action (together with the Books and Records Demand, the “Derivative Actions”). On September 6, 2020, the court entered an order staying the Summers Action pending resolution of the motions to dismiss in the Lowry Action. On September 30, 2021, the court granted preliminary approval of a proposed settlement of the Derivative Actions (the “Derivative Actions Settlement”). Pursuant to the Derivative Actions Settlement, the Company has agreed to adopt or revise certain corporate governance policies and procedures, and the Company’s insurers agreed to pay $1.5 million to plaintiffs’ counsel. Based on this a corresponding receivable and liability of $1.5 million was recorded within “Prepaid and other current assets,” and “Accrued expenses” on the consolidated balance sheets as of December 31, 2021. The settlement amount was paid by the Company’s insurers under its Directors’ and Officers’ insurance policies in January 2022 in the amount of $1.5 million. On January 24, 2022, the court gave final approval to the Derivative Actions Settlement. The matter is now concluded and no amounts were outstanding at June 30, 2022.

GPV I FIZN and StartVenture@Poland Sp. z.o.o. ASI SKA – The Company is presently named as a co-defendant along with other companies and individuals, including Dr. Siemionow and Dr. Lewicki, our former Chief Medical Officer and former Director respectively, by former stockholders of Holo Surgical, S.A. (“Holo SA”), individually and/or collectively, for common law fraud, constructive fraud, fraudulent inducement, conspiracy to defraud, and unjust enrichment, unlawful taking and conversion based on illegal and fraudulent actions related to (i) the sale of shares in Holo Surgical, Inc. to Roboticine, (ii) the purchase of Plaintiffs’ ownership interests in Holo SA by Roboticine, and (iii) the subsequent sale of Holo Surgical, Inc. to the Company. The Company does not believe that any of the claims relate to its action with regards to the negotiations nor the purchase of Holo SA and on May 27, 2022, moved to dismiss.

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
On August 3, 2022, the Company reached a settlement with the SEC concluding and resolving in its entirety the Investigation. Under the terms of the settlement, the Company has agreed to pay a civil penalty of $2.0 million which was accrued for on the consolidated balance sheets as of June 30, 2022 and December 31, 2021 within “Accrued Expenses.” Funds were transferred soon thereafter to pay the penalty through an escrow agent. In addition to the settlement the Company is expected to receive $0.6 million from former executives related to recouped compensation. We have recorded this amount within the “Prepaid and other current assets” and as a reduction of “General and Administrative” line items on the condensed consolidated financial statements as of June 30, 2022.

21.Related Party Transactions
The Company’s related parties include: i) a person who is or was (since the beginning of the last fiscal year for which the Company has filed a Form 10-K and proxy statement, even if he or she does not presently serve in that role) an executive officer, director or nominee for election as a director; ii) greater than five percent beneficial owner of the Company’s common stock; or iii) immediate family member of any of the foregoing. The Company has not entered into any related party transactions in 2022. The following transactions were determined to be related parties at the time of the transaction:
The Holo Surgical Acquisition
As discussed in Note 6, on September 29, 2020, the Company entered into the Holo Purchase Agreement, pursuant to which, among other things, the Company consummated the Acquisition on October 23, 2020. As consideration for the Acquisition, the Company paid to Seller $30.0 million in cash and issued to Seller 208,333 shares of its common stock with a fair value of $12.3 million. In addition, the Seller will be entitled to receive contingent consideration from the Company valued at $50.6 million as of October 23, 2020, which must be first paid in shares of our common stock (in an amount up to 288,333 shares) and then paid in cash thereafter, contingent upon and following the achievement of certain regulatory, commercial and utilization milestones by specified time periods occurring up to the sixth (6th) anniversary of the Closing Date. Dr. Pawel Lewicki was appointed to the Company’s board of directors on November 23, 2020 and served through May 10, 2022. Dr. Pawel Lewicki indirectly owned approximately 57.5% of the outstanding ownership interests in the Seller prior to the acquisition being executed.
INN Acquisition
On December 30, 2021, we executed the INN Purchase Agreement with the related party Sellers, Siemionow, the former Chief Medical Officer of the Company, and Dr. Lewicki, who own the remaining 58% of INN evenly. See Note 1, Note 6, and Note 17 for further discussion on amounts outstanding to them.

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
We offer a portfolio of products for thoracolumbar procedures, including: the Streamline® TL Spinal Fixation system, a system for degenerative and complex spine procedures; and the Streamline MIS® Spinal Fixation System, a broad range of implants and instruments used via a percutaneous or mini-open approach. We offer a complementary line of interbody fusion devices, Fortilink-TS®, Fortilink-L®, and Fortilink-A®, in our TETRAfuse® 3D Technology, which is 3D printed with nano-rough features that have been shown to allow more bone cells to attach to more of the implant, increasing the potential for fusion. We offer a portfolio of products for cervical procedures, including: the CervAlign® ACP System, a comprehensive anterior cervical plate system; the Fortilink®-C IBF System, a cervical interbody fusion device that utilizes TETRAfuse® 3D technology; and the Streamline® OCT System, a broad range of implants used in the occipito-cervico-thoracic posterior spine. Our motion preservation systems are designed to enable restoration of segmental stability, while preserving motion. These systems include: the Coflex® Interlaminar Stabilization device, the only FDA PMA-approved implant for the treatment of moderate to severe lumbar spinal stenosis in conjunction with decompression; and the HPS® 2.0 Universal Fixation System, a pedicle screw system used for posterior stabilization of the thoracolumbar spine that includes a unique dynamic coupler, shown to preserve motion and reduce the mechanical burden on adjacent segments. Our implant system for fusion of the sacroiliac joint, the SImmetry® SI Joint Fusion System, is a minimally invasive surgical implant system that has been clinically demonstrated to produce high rates of sacroiliac joint fusion and statistically significant decreases in opioid use, pain, and disability.
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

We are also developing an artificial intelligence (“AI”) and augmented reality (“AR”) technology platform called HOLO™ AI, a powerful suite of AI software technology which connects the continuum of care from the pre-op and clinical stage through post-op care, and is designed to achieve better surgical outcomes, reduce complications, and improve patient satisfaction. We believe HOLO AI is one of the most advanced AI technologies with applications beyond the spine and operating room. Our HOLO Portal™ surgical guidance system, a component of our HOLO™ AI technology platform, is designed to automatically recognize, identify, and segment patient anatomy to autonomously assist the surgeon throughout the surgical procedure. This proprietary AI-based platform is an intelligent anatomical mapping technology designed to assist surgeons by allowing them to remain in safe anatomical zones, and to enhance surgical performance. We plan to leverage our HOLO AI platform to improve patient outcomes and drive adoption of our spinal hardware implants and biomaterials products. We are developing a pipeline of new innovative technologies that we plan to integrate with our HOLO AI platform.

The Company filed an FDA 510(k) premarket submission for our HOLO Portal surgical guidance system in the first quarter of 2021. On January 18, 2022 we announced, among other items, the receipt of 510(k) clearance from the U.S. Food and Drug Administration for the HOLO Portal surgical guidance system for use within lumbar spine procedures.
The HOLO Portal surgical guidance system combines (i) advanced AR to provide the surgeon with an “X-ray vision”-like 3D overlay rendering of the patient’s anatomy, (ii) automated image processing and modular spine level identification and segmentation so the system knows the patient’s anatomy to enhance navigation, (iii) autonomous planning software and implant selection, and (iv) artificial intelligence and predictive analytics to provide autonomous guidance for preoperative and intraoperative surgeon decision-making. The HOLO Portal system's AI is designed to recognize the difference between patient anatomy, such as a nerve root and a blood vessel, and help identify anatomy within complex areas of the spine, where it is easy to miscount levels. The HOLO Portal system has been designed with unique set up process of quickly establishing the synchronization between virtual images and the patient’s real anatomy, a process called registration. Many other computer-assisted spine surgery and robotics systems have long set up requirements and registration times that can result in surgery delays, leading to inefficiencies that are cited as a major reason why surgeons have not yet widely adopted navigation and robotic technology. The HOLO Portal surgical guidance system has been designed to provide surgeons with real-time perioperative information such as alerts and suggestions to ensure the correct operative plan is being followed, decrease surgical complications, reduce surgical times, and improve patient outcomes. Following FDA 510(k) clearance, we have and continue to commercialize the HOLO Surgical Guidance System for use in the lumbar spine, with plans to expand to thoracic and cervical spine and intracranial.
With respect to the HOLO AI technology platform, we plan to develop and commercialize several next-generation features, including smart instrumentation, integration with robotic platforms, patient-specific 3D printed implants, and diagnostic and predictive analytics. These surgical devices will be designed with tracking technology intended to allow real-time 3D visualization and positioning of the instruments in the surgical field and autonomous safety features to aid in surgical precision and help avoid potential damage to surrounding tissue and neurological structures. We are designing HOLO AI technology to be integrated with existing robotic platforms to make them “smart” by identifying relevant anatomy. In addition, we are designing the HOLO AI platform with a software application to enable patient-specific implants with exact dimensions, shape, and contour based on a patient’s specific bone density and height. We are also developing a novel diagnostic and predictive analytics capability using machine learning that leverages a large volume of patient data with known outcomes to allow for autonomous identification of spinal pathology.
We have aligned our core business principles with a focused business strategy that we believe will advance and scale our business with the ultimate goal of delivering on our promise to help improve surgical procedures and provide better patient outcomes. To support this effort, we have assembled a spine-industry experienced executive leadership team to execute our growth strategy, which includes leveraging our technology platform to improve patient outcomes and drive adoption of our spinal hardware implants and biomaterials products, developing and commercializing an increased cadence of innovative spinal hardware implants and biomaterials products, validating our innovative products with clinical evidence, growing our international business, and strategically pursuing acquisition, license, and distribution opportunities.
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

Sale of OEM Business
See Note 3 - Discontinued Operations
Acquisitions
See Note 6 – Business Combinations.
COVID-19
See Note 1 - Business
Results of Operations
The following table set forth, in both thousands of dollars and as a percentage of revenues, the results of our operations for the three and six months ended June 30, 2022 and 2021, respectively:

	For the Three Months Ended June 30,				For the Six Months Ended June 30,
	2022		2021		2022		2021
Revenues	$20,623	100.0%	$24,834	100.0%	$41,228	100.0%	$48,125	100.0%
Cost of goods sold	6,414	31.1%	7,229	29.1%	12,824	31.1%	13,467	28.0%
Gross profit	14,209	68.9%	17,605	70.9%	28,404	68.9%	34,658	72.0%
Operating Expenses:
General and administrative	24,289	117.8%	25,541	102.8%	49,606	120.3%	51,701	107.4%
Research and development	4,082	19.8%	3,183	12.8%	8,530	20.7%	6,059	12.6%
Gain on acquisition contingency	(1,990)	(9.6)%	(2,236)	(9.0)%	(10,493)	(25.5)%	(2,287)	(4.8)%
Asset impairment and abandonments	996	4.8%	2,206	8.9%	1,935	4.7%	4,382	9.1%
Transaction and integration expenses	222	1.1%	2,188	8.8%	1,138	2.8%	2,510	5.2%
Total operating expenses	27,599	133.8%	30,882	124.4%	50,716	123.0%	62,365	129.6%
Operating loss	(13,390)	(64.9)%	(13,277)	(53.5)%	(22,312)	(54.1)%	(27,707)	(57.6)%
Other expense (income) - net
Other expense (income) - net	22	0.1%	(101)	(0.4)%	49	0.1%	(105)	(0.2)%
Interest expense	252	1.2%	—	—%	504	1.2%	—	—%
Foreign exchange loss (gain)	1,056	5.1%	(95)	(0.4)%	1,409	3.4%	450	0.9%
Change in fair value of warrant liability	(9,124)	(44.2)%	(2,523)	(10.2)%	(18,867)	(45.8)%	(2,523)	(5.2)%
Total other (income) - net	(7,794)	(37.8)%	(2,719)	(10.9)%	(16,905)	(41.0)%	(2,178)	(4.5)%
(Loss) before income tax provision	(5,596)	(27.1)%	(10,558)	(42.5)%	(5,407)	(13.1)%	(25,529)	(53.0)%
Income tax provision	92	0.4%	81	0.3%	254	0.6%	300	0.6%
Net (loss) from operations	(5,688)	(27.6)%	(10,639)	(42.8)%	(5,661)	(13.7)%	(25,829)	(53.7)%
Discontinued Operations (Note 3)
(Loss) from operations of discontinued operations	—	—%	(6,316)	(25.4)%	—	—%	(6,316)	(13.1)%
Income tax (benefit)	—	—%	(763)	(3.1)%	—	—%	(763)	(1.6)%
Net (loss) from discontinued operations	—	—%	(5,553)	(22.4)%	—	—%	(5,553)	(11.5)%
Net (loss)	(5,688)	(27.6)%	(16,192)	(65.2)%	(5,661)	(13.7)%	(31,382)	(65.2)%
Noncontrolling interests
Net income applicable to noncontrolling interests	—	—%	—	—%	—	—%	—	—%
Net income (loss) applicable to Surgalign Holdings, Inc.	(5,688)	(27.6)%	(16,192)	(65.2)%	(5,661)	(13.7)%	(31,382)	(65.2)%

Other comprehensive income (loss)
Unrealized foreign currency translation (gain) loss	(313)	(1.5)%	35	0.1%	(422)	(1.0)%	(36)	(0.1)%
Total other comprehensive (loss)	$(5,375)	(26.1)%	$(16,227)	(65.3)%	$(5,239)	(12.7)%	$(31,346)	(65.1)%

Three Months Ended June 30, 2022, Compared With Three Months Ended June 30, 2021
Revenues – Total revenues decreased $4.2 million, or 17.0%, to $20.6 million for the three months ended June 30, 2022, compared to $24.8 million for the three months ended June 30, 2021. The decrease in revenue was primarily related to the impact of the global pandemic, which has led to fewer surgical procedures and hospital staffing shortages throughout the U.S., among other factors.
Gross profit – Gross profit decreased $3.4 million or 19.3% to $14.2 million for the three months ended June 30, 2022 compared to $17.6 million for the three months ended June 30, 2021. Gross profit percentage decreased by 2.1% to 68.9% from 70.9% for the three months ended June 30, 2021. The decrease in gross profit was primarily caused by decreased revenue for the comparable period. The decrease in gross margin was primarily due to an increase in inventory write-offs caused by continued product rationalization programs instituted by the Company.
Operating expenses - Total operating expenses decreased by $3.3 million or 10.6% to $27.6 million for the three months ended June 30, 2022 compared to $30.9 million for the three months ended June 30, 2021. The primary driver was a $1.3 million decrease in “General and administrative” expenses caused by a reduction in spending through continued simplification of the distribution and administrative infrastructure. Additionally, there was a decrease in “Asset impairment and abandonment” of $1.2 million due to impairment of the ERP system in 2021 and a reduction in capital expenditures during 2022. This was partially offset by an increase of $0.9 million in “Research and development” expenses related to the continued development of the HOLOTM platform and obtaining regulatory approval.
Net income (loss) from operations and per share amount – Total net loss from operations decreased $4.9 million or 46.5% to $5.7 million loss for the three months ended June 30, 2022 from a net loss of $10.6 million for the three months ended June 30, 2021. Net loss per share decreased from $2.79 net loss per share as of June 30, 2021 to $0.86 net loss per share as of June 30, 2022. The main drivers of the increase are caused by the $6.6 million change in warrant liability revaluation and the fluctuations within the operating expense accounts as described above.
Six Months Ended June 30, 2022, Compared With Six Months Ended June 30, 2021
Revenues – Total revenues decreased $6.9 million, or 14.3%, to $41.2 million for the six months ended June 30, 2022, compared to $48.1 million for the six months ended June 30, 2021. The decrease in revenue was primarily related to the impact of the global pandemic, which has led to fewer surgical procedures and hospital staffing shortages throughout the U.S., among other factors.
Gross profit – Gross profit decreased $6.3 million or 18.0% to $28.4 million for the six months ended June 30, 2022 compared to $34.7 million for the six months ended June 30, 2021. Gross profit percentage decreased by 3.1% to 68.9% from 72.0% for the six months ended June 30, 2021. The decrease in gross profit was primarily caused by decreased revenue in the period over period. The decrease in gross margin was primarily to an increase in inventory write-offs caused by continued product rationalization programs instituted by the Company.
Operating expenses - Total operating expenses decreased by $11.7 million or 18.7% to $50.7 million for the six months ended June 30, 2022 compared to $62.4 million for the six months ended June 30, 2021. The primary driver was the decrease in the Holo milestone valuation of approximately $8.1 million, which is recorded through the “Gain on acquisition contingency” line item on the condensed consolidated statements of comprehensive loss. This was further decreased by a $2.1 million decrease in “General and administrative” expenses caused by a reduction in spending through the continued simplification of the distribution and administrative infrastructure. Additionally, there was a decrease in “Asset impairment and abandonment” of $2.4 million due the impairment of the ERP system costs occurring in 2021 and a reduction in capital expenditures. This was partially offset by an increase of $2.5 million in “Research and development” expenses related to the continued development of the HOLO platform and obtaining regulatory approval.
Net income (loss) from operations and per share amount – Total net loss from operations decreased $20.1 million or 78.1% to a $5.7 million loss for the six months ended June 30, 2022 from a $25.8 million of loss for the six months ended June 30, 2021. Net loss per share decreased from $7.29 net loss per share as of June 30, 2021 to $0.92 net loss per share as of June 30, 2022. The main drivers of the increase are caused by the $8.1 million gain on acquisition contingency caused by the revaluation of the Holo milestones, the $16.3 million change in warrant liability revaluation and the fluctuations within the operating expense accounts as described above.

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
Non-GAAP Gross Profit, Adjusted:

	For the Three Months Ended June 30,
(In thousands)	2022		2021
Revenues	$20,623	100.0%	$24,834	100.0%
Costs of goods sold	6,414	31.1%	7,229	29.1%
Gross profit, as reported	14,209	68.9%	17,605	70.9%
Inventory write-off	535	2.6%	—	—%
Inventory purchase price adjustment	414	2.0%	554	2.2%
Non-GAAP gross profit, adjusted	$15,158	73.5%	$18,159	73.1%

	For the Six Months Ended June 30,
(In thousands)	2022		2021
Revenues	$41,228	100.0%	$48,125	100.0%
Costs of goods sold	12,824	31.1%	13,467	28.0%
Gross profit, as reported	28,404	68.9%	34,658	72.0%
Inventory write-off	535	1.3%	—	—%
Inventory purchase price adjustment	824	2.0%	1,081	2.2%
Non-GAAP gross profit, adjusted	$29,763	72.2%	$35,739	74.3%

Non-GAAP Operating Expenses, Adjusted

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Operating Expenses	$27,599	$30,882	$50,716	$62,365
Non-cash stock-based compensation	925	1,413	2,299	2,349
Gain on acquisition contingency	(1,990)	(2,236)	(10,493)	(2,287)
Bargain purchase gain	—	(90)	—	(90)
Asset impairment and abandonments	996	2,206	1,935	4,382
Transaction and integration expenses	222	2,188	1,138	2,510
Severance and restructuring costs	—	20	—	237
Adjusted Operating Expenses	$27,446	$27,381	$55,837	$55,264
Adjusted Operating Expenses as a percent of revenues	133.1%	110.3%	135.4%	114.8%

*Please note this reconciliation does not include HOLO Portal capitalized costs of $0.4 million and $0.0 million for the three months ended June 30, 2022 and 2021, and $0.4 million and $0.0 million for the six months ended June 30, 2022 and 2021.

Reconciliation of Net Loss Applicable to Common Shares and Net Loss Per Diluted Share to Adjusted Net Loss Applicable to Common Shares and Adjusted Net Loss Per Diluted Share

	For the Three Months Ended
	June 30, 2022		June 30, 2021
	Net Loss Applicable to Common Shares	Amount Per Diluted Share	Net Loss Applicable to Common Shares	Amount Per Diluted Share
Net loss from continuing operations	$(5,688)	$(0.86)	$(10,639)	$(2.79)
Change in fair value of warrant liability	(9,124)	(1.37)	(2,523)	(0.66)
Gain on acquisition contingency	(1,990)	(0.30)	(2,236)	(0.59)
Non-cash stock-based compensation	925	0.14	1,413	0.37
Foreign exchange loss (gain)	1,056	0.16	(95)	(0.02)
Bargain purchase gain	—	—	(90)	(0.02)
Asset impairment and abandonments	996	0.15	2,206	0.58
Transaction and integration expenses	222	0.03	2,188	0.57
Inventory purchase price adjustment	414	0.06	554	0.15
Inventory write-off	535	0.08	—	—
Severance and restructuring costs	—	—	20	0.01
Tax effect on adjustments	—	—	(28)	(0.01)
Non-GAAP net loss from continuing operations	$(12,654)	$(1.91)	$(9,230)	$(2.41)

*Please note this reconciliation does not include HOLO Portal capitalized costs of $0.4 million and $0.0 million for the three months ended June 30, 2022 and 2021.

	For the Six Months Ended
	June 30, 2022		June 30, 2021
	Net Loss Applicable to Common Shares	Amount Per Diluted Share	Net Loss Applicable to Common Shares	Amount Per Diluted Share
Net loss from continuing operations	$(5,661)	$(0.92)	$(25,829)	$(7.29)
Change in fair value of warrant liability	(18,867)	(3.06)	(2,523)	(0.71)
Gain on acquisition contingency	(10,493)	(1.70)	(2,287)	(0.65)
Non-cash stock-based compensation	2,299	0.37	2,349	0.66
Foreign exchange loss	1,409	0.23	450	0.13
Bargain purchase gain	—	—	(90)	(0.03)
Asset impairment and abandonments	1,935	0.31	4,382	1.24
Transaction and integration expenses	1,138	0.18	2,510	0.71
Inventory purchase price adjustment	824	0.13	1,081	0.31
Inventory write-off	535	0.09	—	—
Severance and restructuring costs	—	—	237	0.07
Tax effect on adjustments	—	—	(28)	(0.01)
Non-GAAP net loss from continuing operations	$(26,881)	$(4.37)	$(19,748)	$(5.57)

*Please note this reconciliation does not include HOLO Portal capitalized costs of $0.4 million and $0.0 million for the six months ended June 30, 2022 and 2021.
Reconciliation of Net Loss Applicable to Common Shares to Adjusted EBITDA

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(In thousands)	2022	2021	2022	2021
Net loss from continuing operations	$(5,688)	$(10,639)	$(5,661)	$(25,829)
Interest expense, net	252	—	504	—
Provision for income taxes	92	81	254	300
Depreciation	566	633	1,075	1,153
EBITDA	(4,778)	(9,925)	(3,828)	(24,376)
Non-cash stock-based compensation	925	1,413	2,299	2,349
Foreign exchange loss	1,056	(95)	1,409	450
Inventory purchase price adjustment	414	554	824	1,081
Change in fair value of warrant liability	(9,124)	(2,523)	(18,867)	(2,523)
Gain on acquisition contingency	(1,990)	(2,236)	(10,493)	(2,287)
Bargain purchase gain	—	(90)	—	(90)
Asset impairment and abandonments	996	2,206	1,935	4,382
Transaction and integration expenses	222	2,188	1,138	2,510
Inventory write-off	535	—	535	—
Severance and restructuring costs	—	20	—	237
Adjusted EBITDA	$(11,744)	$(8,488)	$(25,048)	$(18,267)
Adjusted EBITDA as a percent of revenues	(56.9)%	(34.2)%	(60.8)%	(38.0)%

*Please note this reconciliation does not include HOLO Portal capitalized costs of $0.4 million and $0.0 million for the three months ended June 30, 2022 and 2021, and $0.4 million and $0.0 million for the six months ended June 30, 2022 and 2021.

The following are explanations of the adjustments that management excluded as part of the non-GAAP measures for the three and six months ended June 30, 2022 and 2021. Management removes the amount of these costs including the tax effect on the adjustments from our operating results to supplement a comparison to our past operating performance.

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
2022 and 2021 Transaction and integration expenses – These costs relate to professional fees associated with financings and with the acquisition of Holo Surgical and Prompt Prototypes, and other matters.
2022 and 2021 Inventory purchase price adjustment – These costs relate to the purchase price effects of acquired Paradigm inventory that was sold during the three months ended June 30, 2022 and 2021.
2022 Inventory write-off – These costs relate to inventory write-offs for product rationalization.

2021 Bargain purchase gain – Gain related to our acquisition of Prompt Prototypes, LLC.
2021 Severance and restructuring costs – These gain and costs relate to the reduction of our organizational structure, primarily driven by simplification of our Marquette, MI location.
Non-GAAP Three Months Ended June 30, 2022, Compared With Non-GAAP Three Months Ended June 30, 2021
Non-GAAP gross profit – Non-GAAP gross profit decreased $3.0 million or 16.5% to $15.2 million for the three months ended June 30, 2022 compared to $18.2 million for three months ended June 30, 2021. Gross profit percentage increased by 0.4% to 73.5% from 73.1% for the three months ended June 30, 2022 and 2021, respectively. The decrease in gross profit was primarily caused by decreased revenue in the period over period. The increase in gross margin was primarily due to related impacts on product mix.
Non-GAAP operating expenses - Total Non-GAAP operating expenses increased by $0.1 million or 0.2% to $27.5 million for the three months ended June 30, 2022 compared to $27.4 million for the three months ended June 30, 2021. There was an increase in “Research and development” expenses of $0.9 million mainly caused by the continued development of the HOLOTM platform and obtaining regulatory approval. This was partially offset by a decrease in “Asset impairment and abandonment” of $1.2 million due to impairment of the ERP system in 2021 and a reduction in capital expenditures.
Non-GAAP Net loss from operations and Non-GAAP per share amount – Total net loss from operations increased $3.5 million or 38.2% to $12.7 million for the three months ended June 30, 2022 from a $9.2 million net loss for the three months ended June 30, 2021. Non-GAAP net loss per share decreased from $2.41 as of June 30, 2021 to net loss per share of $1.91 as of June 30, 2022. The main drivers of the decrease are caused by the decrease in non-GAAP gross profit explained above, increase in non-GAAP operating expenses and an increase in interest expense of $0.3 million due to the debt issued related to the INN acquisition. The increase in net loss per share is drive by the increase in shares outstanding over the period.
Adjusted EBITDA – Total adjusted EBITDA increased $3.2 million or 37.2% to a $11.7 million loss for the three months ended June 30, 2022 from a $8.5 million loss for the three months ended June 30, 2021. The main drivers of the decrease are caused by the decrease in non-GAAP gross profit explained above and an increase in non-GAAP operating expenses.
Non-GAAP Six Months Ended June 30, 2022, Compared With Non-GAAP Six Months Ended June 30, 2021

Non-GAAP gross profit – Non-GAAP gross profit decreased $5.9 million or 3.1% to $29.8 million for the six months ended June 30, 2022 compared to $35.7 million for the six months ended June 30, 2021. Gross profit percentage decreased by 2.1% to 72.2% from 74.3% for the six months ended June 30, 2022 and 2021, respectively. The decrease in gross profit was primarily caused by decreased revenue in the period over period. The decrease in gross margin was primarily due to increase in our inventory write-offs caused by continued product rationalization. In addition the inventory purchase price adjustment reduced by $0.3 million due to a continued amortization of the fair value adjustment.
Non-GAAP operating expenses - Total Non-GAAP operating expenses increased by $0.5 million or 1.0% to $55.8 million for the six months ended June 30, 2022 compared to $55.3 million for the six months ended June 30, 2021. There was an increase in "Research and development" expenses of $2.5 million mainly caused by the continued development of the HOLO platform and obtaining regulatory approval. This was partially offset by a decrease in "General and administrative" expenses of $2.1 million due to a reduction in spending through the simplification of the distribution and administrative infrastructure.
Non-GAAP Net loss from operations and Non-GAAP per share amount – Total net loss from operations increased $7.2 million or 36.6% to $26.9 million for the six months ended June 30, 2022 from $19.7 million for the six months ended June 30, 2021. Non-GAAP net loss per share decreased from $5.57 as of June 30, 2021 to net loss per share of $4.37 as of June 30, 2022. The main drivers of the decrease are caused by the decrease in non-GAAP gross profit explained above, increase in non-GAAP operating expenses and an increase in interest expense of $0.5 million due to the debt issued related to the INN acquisition. The increase in net loss per share is driven by the increase in shares outstanding over the period.
Adjusted EBITDA – Total adjusted EBITDA increased $6.7 million or 36.6% to a $25.0 million loss for the six months ended June 30, 2021 from a $18.3 million loss for the six months ended June 30, 2021. The main drivers of the decrease are caused by the decrease in non-GAAP gross profit explained above and an increase in non-GAAP operating expenses.
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
As of June 30, 2022, the company had cash and cash equivalent of $29.3 million and an accumulated deficit of $575.3 million. For the three and six months ended June 30, 2022, the company had a loss from continuing operations of $5.7 million and $5.7 million, and a net loss applicable to Surgalign Holdings, Inc. of $5.7 million and $5.7 million, respectively. The Company has incurred losses from operations in the previous two fiscal years and did not generate positive cash flows from operations in fiscal year 2021 or for the six months ended June 30, 2022.
On February 15, 2022, we issued and sold in an underwritten public offering 1,285,507 shares of common stock and 163,768 of pre-funded warrants to purchase common stock with gross proceeds of $20.0 million at an effective offering price of $13.8000 and $13.7970 per share respectively. In addition, the Company issued warrants to purchase up to an aggregate of 1,086,956 shares of common stock at a strike price of $18.0000 that are exercisable over the next five years. Also in connection with the offering, the Company issued placement agent warrants to purchase an aggregate of up to 86,956 shares of common stock at a strike price of $17.2500 per share that are exercisable over the next five years. Finally, the Company granted the underwriters the option for a period of 30 days from February 15, 2022 to purchase up to 217,391 additional shares of our common stock at the public offering price of $13.7970 per share and/or warrants to purchase up to 163,043 shares of the Company's common stock at a public offering price of $0.0030 per warrant. The Underwriters did not exercise the option to purchase the common shares from the Company, but they did exercise the option to purchase the warrants which have not been converted to common shares as of June 30, 2022. We received net proceeds of $17.7 million from the offering.
On June 14, 2021, we issued and sold in a registered direct offering an aggregate of 966,183 shares of our common stock and investor warrants to purchase up to an aggregate of 966,183 shares at a strike price of $51.7500. The

Company, also in connection with the direct offering, issued placement agent warrants to purchase an aggregate of up to 57,971 shares of our common stock at a strike price of $64.6875 per share. We received net proceeds of $45.8 million from the offering after deducting investor fees of $4.2 million.
On February 1, 2021, we closed a public offering and sold a total 956,666 shares of our common stock at a price of $45.0000 per share, less the underwriter discounts and commissions. We received gross proceeds of $40.5 million from the offering after deducting the underwriting discounts and commission of $4.0 million.
The Company is projecting it will continue to generate significant negative operating cash flows over the next 12-months and beyond. In management's evaluation of the going concern conclusion we considered the following: i) continued COVID-19 uncertainties and recent market volatility; ii) negative cash flows that are projected over the next 12-month period; iii) potential milestone payments related to the Holo Surgical and INN acquisitions should any of the milestones be achieved; iv) seller notes with a fair value amount of $10.1 million due to the seller of INN on December 31, 2024; and v) various supplier minimum requirements. The Company’s operating plan for the next 12-month period also includes continued investments in its product pipeline including both within digital health and hardware and biologics, which will necessitate additional financing. In addition to these efforts the Company will need continued capital and cash flows to fund the future operations through 2022 and beyond. The Company’s ability to raise additional capital may be adversely impacted by potential worsening global economic and geopolitical conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide. If cash resources are insufficient to satisfy the Company’s on-going cash requirements through 2022, the Company will be required to scale back operations, reduce research and development expenses, and postpone, as well as suspend capital expenditures, in order to preserve liquidity. No assurance can be given that any future financing will be available or, if available, that it will be on terms that are satisfactory to the Company. Even if the Company is able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing.
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
The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Six Months Ended
(In thousands)	June 30, 2022	June 30, 2021
Net cash used in operating activities	$(32,409)	$(46,147)
Net cash (used in) provided by investing activities	(3,218)	(11,023)
Net cash provided by (used in) financing activities	13,778	82,216
Effect of exchange rate changes on cash and cash equivalents	(94)	249
Net increase in cash and cash equivalents	$(21,943)	$25,295
Cash and cash equivalents, beginning of period	51,287	43,962
Cash and cash equivalents, end of period	$29,344	$69,257
At June 30, 2022, we had 90 days of revenues outstanding in trade accounts receivable, an increase of 13 days compared to December 31, 2021. The increase is primarily due to timing of collections from our customers.
At June 30, 2022, excluding the purchase accounting step-up of Paradigm inventory, we had 514 days of inventory on hand, an increase of 90 days compared to December 31, 2021. The increase in inventory days is primarily due to the continued purchase of implants during six months ended June 30, 2022. We believe that our inventory levels will be adequate to support our on-going operations.
As of June 30, 2022, we have no material off-balance sheet arrangements.
Certain Commitments.
The following table provides a summary of our operating lease obligations and other significant obligations as of June 30, 2022:

	Contractual Obligations Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations	65,708	1,374	10,758	11,365	42,211
Purchase obligations (1)	37,295	22,899	13,872	524	—
Acquisition contingencies	41,702	13,419	28,283	—	—
Total	$144,705	$37,692	$52,913	$11,889	$42,211
(1)These amounts consist of contractual obligations for capital expenditures, open purchase orders and minimum purchase obligations.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities.
We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We are exposed to interest rate risk in the United States and Germany. Changes in interest rates affect interest income earned on cash and cash equivalents. We have not entered into derivative transactions related to cash and cash equivalents. As of June 30, 2022, all of our indebtedness is based on a fixed rate interest rate.
The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. Our international operations currently transact business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on our June 30, 2022 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations. We do not expect changes in exchange rates to have a material adverse effect on our income or our cash flows in 2022. However, we can give no assurance that exchange rates will not significantly change in the future.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period June 30, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
Except as noted in the first quarter of 2022, there were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as of June 30, 2022.

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
On August 3, 2022, the Company reached a settlement with the SEC concluding and resolving in its entirety the Investigation. Under the terms of the settlement, the Company has agreed to pay a civil penalty of $2.0 million which was accrued for on the consolidated balance sheets as of June 30, 2022 and December 31, 2021 within “Accrued Expenses.” Funds were transferred soon thereafter to pay the penalty through an escrow agent. In addition to the settlement the Company is expected to receive $0.6 million from former executives related to recouped compensation. We have recorded this amount within the “Prepaid and other current assets” and as a reduction of “General and Administrative” line items on the condensed consolidated financial statements as of June 30, 2022.
Securities Class Action— The Company’s Investigation (as defined below) resulted in stockholder litigation against the Company and certain former officers of the Company in the United States District Court for the Northern District of Illinois (the “Court”) on March 23, 2020 asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). On June 30, 2021, the parties to the Lowry Action conducted a mediation session and on July 27, 2021, a binding term sheet settling the Lowry Action was entered into whereby the defendants agreed to pay $10.5 million (inclusive of attorneys’ fees and administrative costs) in exchange for the dismissal with prejudice of all claims. On September 22, 2021, the court granted preliminary approval to the settlement, and the amount was paid by the Company’s insurers under its Directors’ and Officers’ insurance policies. The Court entered an order approving the settlement on January 26, 2022 and no amounts were outstanding on June 30, 2022. The matter is now concluded.
Derivative Lawsuits—Three derivative lawsuits have also been filed on behalf of the Company, naming it as a nominal defendant, and demanding a jury trial. On June 5, 2020, David Summers filed a shareholder derivative lawsuit (the “Summers Action”) against certain current and former directors and officers of the Company (as well as the Company as a nominal defendant), in the United States District Court for the Northern District of Illinois asserting statutory claims under Sections 10(b), 14(a), and 20(a) of the Exchange Act, as well as common law claims for breach of fiduciary duty, unjust enrichment and corporate waste. Thereafter, two similar shareholder derivative lawsuits asserting many of the same claims were filed in the same court against the same current and former directors and officers of the Company (as well as the Company as a nominal defendant), as well as a books and records demand under Section 220 of the Delaware General Corporate Law (the “Books and Records Demand”). The three derivative lawsuits have been consolidated into the first-filed Summers Action (together with the Books and Records Demand, the “Derivative Actions”). On September 6, 2020, the court entered an order staying the Summers Action pending resolution of the motions to dismiss in the Lowry Action. On September 30, 2021, the court granted preliminary approval of a proposed settlement of the Derivative Actions (the “Derivative Actions Settlement”). Pursuant to the Derivative Actions Settlement, the Company has agreed to adopt or revise certain corporate governance policies and procedures, and the Company’s insurers agreed to pay $1.5 million to plaintiffs’ counsel. Based on this a corresponding receivable and liability of $1.5 million was recorded within "Prepaid and other current assets," and "Accrued expenses" on the consolidated balance sheets as of December 31, 2021. The settlement amount was paid by the Company's insurers under its Directors' and Officers' insurance policies in January 2022 in the amount of $1.5 million. On January 24, 2022, the court gave final approval to the Derivative Actions Settlement. The matter is now concluded and no amounts were outstanding on June 30, 2022.
Shareholder Lawsuits—On April 5, 2022, the Company was served with notice that on March 14, 2022, two Polish companies—GPV I FIZAN, a venture capital firm whose largest single shareholder is an agency of the government of Poland, and StartVenture@Poland sp. z o.o. ASI SKA—filed a complaint in the Superior Court of the State of Delaware against a number of defendants, including the Company. The other defendants named in the complaint are Roboticine, Inc. (“Roboticine”), SSAR Investments LLC, Neva LLC, Krzysztof Siemionow, Cristian Luciano, and Pawel Lewicki. Defendant Roboticine sold Holo Surgical, Inc. (“Holo Surgical”) to the Company in 2020 and defendants SSAR Investments LLC, Neva LLC, Siemionow, and Lewicki were direct or indirect shareholders of Roboticine. Defendant Siemionow is a former employee of the Company, Defendant Luciano is a current employee of the Company, and Defendant Lewicki is a former member of Surgalign’s Board of Directors. The plaintiffs allege that they held shares in a company called Holo Surgical, S.A. (“Holo SA”) and the defendants planned, agreed upon, implemented, and/or assisted in implementing a scheme to allegedly defraud the plaintiffs and deprive them of the value of their shares. As part of this alleged scheme, the plaintiffs allege that certain defendants other than the Company made misrepresentations to the plaintiffs regarding the value of the Holo SA shares, induced the plaintiffs to sell those shares to Defendant Roboticine, and then arranged for the sale of Holo Surgical, Inc. to the Company at a higher price than the price for which Defendant Roboticine paid for the plaintiffs’ shares. Against the Company, the plaintiffs have asserted causes of action for aiding and abetting common law fraud, aiding and abetting constructive fraud, aiding and abetting fraudulent inducement, conspiracy to defraud, and unjust enrichment. The complaint seeks relief from the Defendants including compensatory damages (including interest), punitive damages, costs and disbursements (including attorneys’ fees, costs, and expenses). The Company has filed indemnification claims against certain defendants pursuant to the Holo Surgical acquisition agreement and believes the claims against it are without merit. The Company intends to vigorously contest the claims against it.
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
For a further description, we refer you to Part I, Item 1, Note 19 entitled “Legal Actions” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of material legal proceedings.
Item 1A.    Risk Factors
There has been no material change in our risk factors as previously disclosed in Part I, Item 1.A., Risk Factors, of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission on March 15, 2022.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to our repurchases of our common stock during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 to January 31, 2022	107	$21.15	—	—
February 1, 2022 to February 28, 2022	613	$10.88	—	—
March 1, 2022 to March 31, 2022	239	$9.40	—	—
April 1, 2022 to April 30, 2022	398	$7.88	—	—
May 1, 2022 to May 31, 2022	8,210	$5.40	—	—
June 1, 2022 to June 30, 2022	396	$4.20	—	—
Total	9,963	$6.20	—	—
(1)The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards, their tax withholdings obligations.

Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
Item 6.    Exhibits

2.1*	Second Amendment to Stock Purchase Agreement, dated as of January 12, 2022, by and among Surgalign Holdings, Inc., Roboticine, Inc, Holo Surgical S.A., Pawel Lewicki and Krzysztof Siemionow (1)

3.1	Amended and Restated Certificate of Incorporation of the Company, effective as of March 8, 2019 (2)

3.2	Certificate of Amendment to Certificate of Incorporation of the Company, effective as of July 20, 2020 (3)

3.3	Second Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, effective as of May 4, 2021 (4)

3.4	Third Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, effective as of May 16, 2022 (5)

3.5	Amended and Restated Bylaws of the Company, effective as of November 13, 2020 (6)

3.6	Amendment to Surgalign Holdings, Inc. 2021 Incentive Compensation Plan (7)

4.1	Form of Warrant (8)

4.2	Form of Pre-Funded Warrant (9)

4.3	Form of Underwriter Warrant (10)

4.4*	Description of Securities (11)

31.1 #	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 #	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 #	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS #	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH #	Inline XBRL Taxonomy Extension Schema Document

101.CAL #	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF #	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB #	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE #	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
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
(1)    Incorporated by reference to Exhibit 99.2 to the Registrant's Current Report on Form 8-K dated January 18, 2022.

(2)    Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K12B dated March 11, 2019.
(3)    Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated July 20, 2019.
(4)    Incorporated by reference to Exhibit 3.2 to the Registrant's Quarterly Report on Form 10-Q filed by the Registrant on May 10, 2021.
(5)    Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K dated May 16, 2022.
(6)    Incorporated by reference to Exhibit 3.1 to the Registrant's Quarterly Report on Form 10-Q filed by the Registrant on November 16, 2020.
(7)    Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 dated June 30, 2022 (File No. 333-265912).
(8)    Incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K dated February 15, 2022.
(9)    Incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K dated February 15, 2022.
(10)    Incorporated by reference to Exhibit 4.3 to the Registrant's Current Report on Form 8-K dated February 15, 2022.
(11)    Incorporated by reference to Exhibit 4.7 to the Registrant's Annual Report on Form 10-K filed by the Registrant on March 15, 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGALIGN HOLDINGS, INC. (Registrant)

	By:	/s/ Terry M. Rich
Terry M. Rich President and Chief Executive Officer

	By:	/s/ David B. Lyle
David B. Lyle Chief Financial Officer

Date: August 9, 2022