Form 10-Q
period 2022-09-30
SURGALIGN HOLDINGS, INC.
filed 2022-11-02
CIK 1760173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒
Shares of common stock, $0.001 par value, outstanding on October 31, 2022: 6,754,360

SURGALIGN HOLDINGS, INC.
FORM 10-Q For the Quarter Ended September 30, 2022

Part IFinancial Information
Item 1.Unaudited Condensed Consolidated Financial Statements
SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share data)

	September 30, 2022	December 31, 2021
Assets
Current Assets:
Cash and cash equivalents	$13,845	$51,287
Accounts receivable - less allowances of $9,273 at September 30, 2022 and $9,272 at December 31, 2021	18,938	19,197
Inventories - current	22,737	26,204
Prepaid and other current assets	11,129	9,984
Total current assets	66,649	106,672
Non-current inventories	15,582	10,212
Property and equipment - net	1,782	945
Other assets - net	4,030	5,970
Total assets	$88,043	$123,799

Liabilities, Mezzanine Equity and Stockholders' Equity
Current Liabilities:
Accounts payable	$13,062	$10,204
Current portion of acquisition contingency - Holo	9,189	25,585
Accrued expenses	11,835	17,769
Accrued income taxes	604	484
Total current liabilities	34,690	54,042
Acquisition contingencies - Holo	15,555	26,343
Warrant liability	1,504	12,013
Notes payable - related party	10,139	9,982
Other long-term liabilities	3,769	3,176
Total liabilities	65,657	105,556
Commitments and contingencies (Note 18)

Mezzanine equity	10,006	10,006

Stockholders' equity:
Common stock, $.001 par value: 300,000,000 shares authorized; 6,750,337 and 4,887,982 shares issued and outstanding, as of September 30, 2022 and December 31, 2021, respectively	7	5
Additional paid-in capital	605,457	585,517
Accumulated other comprehensive loss	(2,062)	(1,820)
Accumulated deficit	(585,107)	(569,613)
Less treasury stock, 63,571 and 51,448 shares, as of September 30, 2022 and December 31, 2021, respectively, at cost	(5,915)	(5,852)
Total stockholders' equity	12,380	8,237
Total liabilities, mezzanine equity and stockholders' equity	$88,043	$123,799
See notes to unaudited condensed consolidated financial statements.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands, except share and per share data)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$20,178	$20,545	$61,406	$68,670
Cost of goods sold	5,486	6,811	18,310	20,278
Gross profit	14,692	13,734	43,096	48,392
Operating Expenses:
General and administrative	23,855	27,564	73,461	79,264
Research and development	3,872	2,901	12,402	8,960
Gain on acquisition contingency	(6,691)	(1,266)	(17,184)	(3,553)
Asset impairment and abandonments	2,335	5,411	4,270	9,794
Transaction and integration expenses	214	—	1,352	2,510
Total operating expenses	23,585	34,610	74,301	96,975
Other operating income, net	(898)	(3,932)	(898)	(3,932)
Operating loss	(7,995)	(16,944)	(30,307)	(44,651)
Other expense (income) - net
Other expense (income) - net	330	(117)	379	(221)
Interest expense	252	—	756	—
Foreign exchange loss	1,268	471	2,677	921
Change in fair value of warrant liability	(50)	(7,739)	(18,917)	(10,262)
Total other expense (income) - net	1,800	(7,385)	(15,105)	(9,562)
(Loss) before income tax provision	(9,795)	(9,559)	(15,202)	(35,089)
Income tax provision (benefit)	38	(1,304)	292	(1,004)
Net loss from operations	(9,833)	(8,255)	(15,494)	(34,085)
Discontinued Operations (Note 3)
Loss from operations of discontinued operations	—	—	—	(6,316)
Income tax (benefit)	—	(349)	—	(1,112)
Net income (loss) from discontinued operations	—	349	—	(5,204)
Net (loss)	(9,833)	(7,906)	(15,494)	(39,289)
Noncontrolling interests
Net income applicable to noncontrolling interests	—	—	—	—
Net loss applicable to Surgalign Holdings, Inc.	(9,833)	(7,906)	(15,494)	(39,289)

Other comprehensive income (loss)
Unrealized foreign currency translation loss (gain)	180	(362)	(242)	(398)
Total other comprehensive loss	$(10,013)	$(7,544)	$(15,252)	$(38,891)

Net loss from continuing operations per share applicable to Surgalign Holdings, Inc. - basic	$(1.46)	$(1.79)	$(2.44)	$(8.73)
Net income (loss) from discontinued operations per share applicable to Surgalign Holdings, Inc. - basic	$—	$0.08	$—	$(1.33)
Net loss per share applicable to Surgalign Holdings, Inc. - basic	$(1.46)	$(1.71)	$(2.44)	$(10.06)
Net loss from continuing operations per share applicable to Surgalign Holdings, Inc. - diluted	$(1.46)	$(1.79)	$(2.44)	$(8.73)
Net income (loss) from discontinued operations per share applicable to Surgalign Holdings, Inc. - diluted	$—	$0.08	$—	$(1.33)
Net loss per share applicable to Surgalign Holdings, Inc. - diluted	$(1.46)	$(1.71)	$(2.44)	$(10.06)
Weighted average shares outstanding - basic	6,739,234	4,610,596	6,356,655	3,904,509
Weighted average shares outstanding - diluted	6,739,234	4,610,596	6,356,655	3,904,509
See notes to unaudited condensed consolidated financial statements.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total	Mezzanine Equity
Balance, January 1, 2022	$5	$585,517	$(1,820)	$(569,613)	$(5,852)	$8,237	$10,006
Net income	—	—	—	27	—	27	—
Foreign currency translation adjustment	—	—	(109)	—	—	(109)	—
Share offering	1	8,487	—	—	—	8,488	—
Prefunded warrant execution	—	1,749	—	—	—	1,749	—
Equity instruments issued in connection with the Holo acquisition	1	5,918	—	—	—	5,919	—
Stock-based compensation	—	1,374	—	—	—	1,374	—
Purchase of treasury stock	—	—	—	—	(5)	(5)	—
Balance, March 31, 2022	$7	$603,045	$(1,929)	$(569,586)	$(5,857)	$25,680	$10,006
Net loss	—	—	—	(5,688)	—	(5,688)	—
Foreign currency translation adjustment	—	—	(313)	—	—	(313)	—
Stock-based compensation	—	971	—	—	—	971	—
Purchase of stock in the ESPP Plan	—	186	—	—	—	186	—
Purchase of treasury stock	—	—	—	—	(51)	(51)	—
Other	—	50	—	—	—	50	—
Balance, June 30, 2022	$7	$604,252	$(2,242)	$(575,274)	$(5,908)	$20,835	$10,006
Net loss	—	—	—	(9,833)	—	(9,833)	—
Foreign currency translation adjustment	—	—	180	—	—	180	—
Stock-based compensation	—	1,212	—	—	—	1,212	—
Purchase of treasury stock	—	—	—	—	(7)	(7)	—
Other	—	(7)	—	—	—	(7)	—
Balance, September 30, 2022	$7	$605,457	$(2,062)	$(585,107)	$(5,915)	$12,380	$10,006
See notes to unaudited condensed consolidated financial statements.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total
Balance, January 1, 2021	$3	$517,201	$(2,416)	$(484,962)	$(5,656)	$24,170
Net loss	—	—	—	(15,190)	—	(15,190)
Foreign currency translation adjustment	—	—	71	—	—	71
Exercise of common stock options	—	23	—	—	—	23
Stock-based compensation	—	936	—	—	—	936
Purchase of treasury stock	—	—	—	—	(110)	(110)
Share offering	1	36,483	—	—	—	36,484
Balance, March 31, 2021	$4	$554,643	$(2,345)	$(500,152)	$(5,766)	$46,384
Net loss	—	—	—	(16,192)	—	(16,192)
Foreign currency translation adjustment	—	—	(35)	—	—	(35)
Stock-based compensation	—	1,413	—	—	—	1,413
Share offering	1	21,043	—	—	—	21,044
Equity instruments issued in connection with Prompt Prototypes, LLC	—	221	—	—	—	221
Purchase of treasury stock	—	—	—	—	(23)	(23)
Balance, June 30, 2021	$5	$577,320	$(2,380)	$(516,344)	$(5,789)	$52,812
Net loss	—	—	—	(7,906)	—	(7,906)
Foreign currency translation adjustment	—	—	362	—	—	362
Employee stock purchase plan ("ESPP") expense	—	113	—	—	—	113
Stock-based compensation	—	1,755	—	—	—	1,755
Purchase of treasury stock	—	—	—	—	(25)	(25)
Balance, September 30, 2021	$5	$579,188	$(2,018)	$(524,250)	$(5,814)	$47,111
See notes to unaudited condensed consolidated financial statements.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(15,494)	$(39,289)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	1,732	1,856
Provision for bad debts and product returns	899	2,404
Investor fee	916	—
Change in fair value of warrant liability	(18,917)	(10,262)
Provision for inventory write-downs	4,133	5,754
Income taxes payable	—	(10,294)
Stock-based compensation	3,512	4,218
Asset impairment and abandonments	4,270	9,794
Gain on acquisition contingency	(17,184)	(3,553)
Loss on sale of discontinued operations	—	6,316
Bargain purchase gain	—	(90)
Other	(3)	(5)
Change in assets and liabilities:
Accounts receivable	(693)	6,059
Inventories	(6,368)	(12,461)
Accounts payable	2,928	(3,868)
Accrued expenses	(12,161)	23,040
Right-of-use asset and lease liability	422	(2,814)
Other operating assets and liabilities	6,220	(18,416)
Net cash used in operating activities	(45,788)	(41,611)
Cash flows from investing activities:
Payments for OEM working capital adjustment	—	(5,430)
Purchases of property and equipment	(5,190)	(10,834)
Business acquisitions, net of cash acquired	—	(328)
Patent and acquired intangible asset costs	(350)	(496)
Net cash used in investing activities	(5,540)	(17,088)
Cash flows from financing activities:
Share offering proceeds including prefunded warrant exercised, net	17,729	82,326
Proceeds from exercise of common stock options	—	23
Proceeds from Employee Stock Purchase Program (ESPP)	186	—
Payment of Holo Milestones - contingent consideration	(4,081)	—
Payments for treasury stock	(63)	(158)
Net cash provided by financing activities	13,771	82,191
Effect of exchange rate changes on cash and cash equivalents	115	906
Net (decrease) increase in cash and cash equivalents	(37,442)	24,398
Cash and cash equivalents, beginning of period	51,287	43,962
Cash and cash equivalents, end of period	$13,845	$68,360
Supplemental cash flow disclosure:
Net income tax payments, net of refunds	1,566	11,710
Non-cash acquisition of property and equipment	282	150
Non-cash common stock issuance - Prompt	—	221
Non-cash common stock issuance - Holo Milestones contingent considerations	5,919	—
See notes to unaudited condensed consolidated financial statements

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data or otherwise noted)
1.Business

Surgalign Holdings, Inc. (the “Company”), is a global medical technology company focused on elevating the standard of care by driving the evolution of digital health. We have a broad portfolio of spinal hardware implants, including solutions for fusion procedures in the lumbar, thoracic, and cervical spine, motion preservation solutions for the lumbar spine, and a minimally invasive surgical implant system for fusion of the sacroiliac joint. We also have a portfolio of advanced and traditional orthobiologics, or biomaterials, products. We currently market and sell products to hospitals, ambulatory surgery centers, and healthcare providers in the United States and in approximately 50 countries worldwide.

We are also developing an artificial intelligence (“AI”) and augmented reality (“AR”) technology platform called HOLO™ AI, a powerful suite of AI software technology which strives to connect the continuum of care from the pre-op and clinical stage through post-op care. HOLO™ AI is being designed with the goals to achieve better surgical outcomes, reduce complications, and improve patient satisfaction. We believe HOLO™ AI is one of the most advanced AI technologies with applications beyond the spine and operating room. Our HOLO Portal™ surgical guidance system, a component of our HOLO™ AI technology platform, is designed to automatically recognize, identify, and segment patient anatomy to autonomously assist the surgeon throughout the surgical procedure. This proprietary AI-based platform is an intelligent anatomical mapping technology designed to assist surgeons by allowing them to remain in safe anatomical zones, and to enhance surgical performance. We plan to leverage our HOLO™ AI platform to improve patient outcomes as well as increase the adoption of our spinal hardware implants and biomaterials products. We have launched several new products and are in the process of developing a pipeline of new innovative technologies that we plan to integrate with our HOLO AI platform in the future.
We are headquartered in Deerfield, Illinois, with commercial, innovation and design centers in San Diego, CA; Wurmlingen, Germany; Poznan, Poland; and Warsaw, Poland. The Company operates one reportable segment: Spine.
Reverse Stock Split
On May 10, 2022, the stockholders of the Company approved the proposal to authorize the Company’s Board of Directors (the “Board”) to amend the Company’s Amended and Restated Certificate of Incorporation to affect a reverse stock split of the Company’s common stock (the “Reverse Stock Split”). Following Board approval on May 11, 2022, the Reverse Stock Split became effective on May 16, 2022 at a 1-for-30 ratio. The Reverse Stock Split did not modify any rights or preferences of the shares of the Company’s common stock. Proportionate adjustments were made to the exercise prices and the number of shares underlying the Company’s outstanding equity awards, as applicable, and warrants, as well as to the number of shares issued and issuable under the Company’s equity incentive plans. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value of the common stock. All per share amounts, and references to common shares and common share amounts have been retroactively restated for all periods presented herein.
Acquisition of equity interest in INN
On December 30, 2021, we completed a Stock Purchase Agreement (“Purchase Agreement”) to acquire 42% of Inteneural Networks Inc. (“INN”) for a non-exclusive license to use INN's AI technology for autonomously segmenting and identifying neural structures in medical images and helping identify possible pathological states in order to advance our digital health strategy. INN is a private technology company that is developing new ways to harness machine learning (“ML”) and AI with the goal of autonomously and accurately identify and segment neural structures in medical images and integrate specific reference information regarding possible pathological states to physicians caring for patients. As consideration for the 42% stake in INN, we paid total consideration of $19.9 million which consisted of $5.0 million in cash, 227,359 shares of our common stock with a fair value of $4.9 million and issued two unsecured promissory notes to the Sellers in an aggregate principal amount of $10.6 million with a fair value of $10.0 million on the date of acquisition. As part of the transaction and subject to certain contingencies, the Company will purchase up to 100% of the equity of INN in three 19.3% tranches for $19.3 million each when the Company achieves three additional clinical, regulatory, and revenue milestones.
Prompt Prototypes LLC Acquisition
On April 30, 2021, The Company, entered into an Asset Purchase Agreement with Prompt Prototypes LLC (“Prompt”), a California limited liability company, and Peter Kopley, an individual residing in the State of California (the “Sellers”). The Company purchased the assets of Prompt to expand its research and development capabilities and create the capacity to produce certain medical prototypes. Pursuant to the terms of the Agreement, the Company purchased specific assets and assumed certain liabilities of Prompt for a purchase price of $1.1 million. At the closing, the Company paid $0.3 million of cash and issued restricted shares with an aggregate fair market value of $0.2 million to the Seller. The remaining $0.6 million of the purchase price will be paid contingent on Mr. Kopley’s continued employment with the Company, in the form of cash and restricted shares in two equal amounts on the 18th and 36th month anniversaries of the closing date. These payments are considered future compensation.
OEM Disposition
On July 20, 2020, pursuant to the Equity Purchase Agreement dated as of January 13, 2020 (as amended from time to time, the “OEM Purchase Agreement”), by and between the Company and Ardi Bidco Ltd. (the “Buyer”), the Company completed the sale of its former original equipment manufacturing business, and business related to processing donated human musculoskeletal and other tissue and bovine and porcine animal tissue in producing allograft and xenograft implants using BioCleanse®, Tutoplast® and Cancelle®SP sterilization processes (collectively, the “OEM Businesses”) to Buyer and its affiliates for a purchase price of $440.0 million in cash, subject to certain adjustments (the “Transactions”). More specifically, pursuant to the terms of the OEM Purchase Agreement, the Company sold to the Buyer and its affiliates all of the issued and outstanding shares of RTI OEM, LLC (which, prior to the Transactions, was converted to a corporation and changed its name to “RTI Surgical, Inc.”), RTI Surgical, LLC (which, prior to the Transactions, was converted to a corporation and changed its name to “Pioneer Surgical Technology, Inc.”), Tutogen Medical, Inc. and Tutogen Medical GmbH. The Transactions were previously described in the Proxy Statement filed by the Company with the SEC on June 18, 2020. Subsequent to the Transactions, the Company changed its name to Surgalign Holdings, Inc., operating through its primary subsidiary, Surgalign Spine Technologies, Inc. See Note 3 for further information over discontinued operations. Where obvious and appropriate from the context, references herein to Surgalign or the Company refer to the Company excluding the disposed OEM Businesses.
COVID-19
The COVID-19 pandemic has impacted our business results of operations and financial condition and it remains uncertain when our business will return to normal operations. The full extent to which the COVID-19 pandemic has impacted the Company’s business depends on future developments that are highly uncertain and cannot be accurately predicted at this time. While market conditions have improved throughout the country and on a global scale, many government agencies in conjunction with hospitals and healthcare systems continue to defer, reduce or suspend elective surgical procedures. Additionally, the COVID-19 pandemic has adversely impacted hospitals’ staffing and administrative functions, resulting in select contractual delays. We may continue to see delays on this front and both delays and reductions in procedural volumes as hospital systems and/or patients elect to defer spine surgery procedures.
Notwithstanding COVID-19, we continue to invest in our digital health strategy, invest in our teams, improve operating processes through building strong foundations, and are taking steps to position ourselves for long-term success by improving patient outcomes.
Liquidity
On September 30, 2022, we had approximately $13.8 million in cash and $24.9 million in trade accounts payable and accrued expense liabilities, all of which are current. We plan to use our existing cash to fund our general corporate needs. We plan to implement a corporate wide review of our organizational structure, processes and costs, along with continued product rationalization initiatives, efforts of which are currently underway. We believe these actions will result in a significant reduction in operating expenses, significantly decrease our current operating cash flow, and lead to a lower cost basis to operate in 2023. However, based on the Company’s current cash flow forecast the current net working capital available will not be sufficient to meet the Company’s anticipated cash needs beyond the early part of the first quarter of 2023. Additionally, there is no assurance that Surgalign will be successful in implementing these initiatives. Surgalign is seeking to raise additional capital from fundraising efforts currently underway to supplement its cash on hand to fund operations through the end of the first quarter of 2023 and potentially long-term, depending on the financing options available to the company. There can be no assurance that Surgalign will be able to successfully obtain debt or equity financing in a timely manner or on acceptable terms, if at all. Absent receipt of additional third party financing based on our current cash flow forecast, the Company will not have adequate capital resources to meet its current obligations as they become due past the early part of the first quarter of 2023, which would require the Company to pursue other strategic alternatives such as further corporate realignment, the potential liquidation of certain assets, a sale of the Company or potential merger with another entity, the potential for a bankruptcy filing and/or result in the Company ceasing operations.

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
As of September 30, 2022, the Company had cash and cash equivalent of $13.8 million and an accumulated deficit of $585.1 million. For the three and nine months ended September 30, 2022, the Company had a loss from continuing operations of $9.8 million and $15.5 million, and a net loss applicable to Surgalign Holdings, Inc. of $9.8 million and $15.5 million, respectively. The Company has incurred losses from operations in the previous two fiscal years and did not generate positive cash flows from operations in fiscal year 2021 or for the nine months ended September 30, 2022. The Company expects net operating losses for the full year 2022 and 2023 as it works to commercialize its HOLO Portal™ surgical guidance system and further develop its HOLO™ AI platform and spinal device product lines.
On February 15, 2022, we issued and sold in an underwritten public offering 1,285,507 shares of common stock and 163,768 of pre-funded warrants to purchase common stock with gross proceeds of $20.0 million at an effective offering price of $13.8000 and $13.7970 per share respectively. In addition, the Company issued warrants to purchase up to an aggregate of 1,086,956 shares of common stock at a strike price of $18.0000 that are exercisable through February 15, 2027. Also in connection with the offering, the Company issued placement agent warrants to purchase an aggregate of up to 86,956 shares of common stock at a strike price of $17.2500 per share that are exercisable through February 15, 2027. Finally, the Company granted the underwriters the option for a period of 30 days from February 15, 2022 to purchase up to 217,391 additional shares of the Company’s common stock at the public offering price of $13.7970 per share and/or warrants to purchase up to 163,043 shares of the Company’s common stock at a public offering price of $0.0030 per warrant. The Underwriters did not exercise the option to purchase the common shares from the Company, but they did exercise the option to purchase the warrants which have not been converted to common shares as of September 30, 2022. We received net proceeds of $17.7 million from the offering after deducting investor fees of $2.3 million.
On June 14, 2021, we issued and sold in a registered direct offering an aggregate of 966,183 shares of our common stock and investor warrants to purchase up to an aggregate of 966,183 shares of common stock with gross proceeds of $50.0 million at a strike price of $51.7500. The Company, also in connection with the direct offering, issued placement agent warrants to purchase an aggregate of up to 57,971 shares of our common stock at a strike price of $64.6875 per share that are exercisable through June 14, 2024. We received net proceeds of $45.8 million from the offering after deducting investor fees of $4.2 million.
On February 1, 2021, we closed a public offering and sold a total 956,666 shares of our common stock at a price of $45.0000 per share, less the underwriter discounts and commissions. We received gross proceeds of $40.5 million from the offering after deducting the underwriting discounts and commission of $4.0 million.
The Company is projecting that it will continue to generate negative operating cash flows over the next 12-months and beyond. In management’s evaluation of the going concern conclusion, we considered the following: i) supply chain and labor issues, potential of a COVID-19 resurgence, inflation, and recent market volatility; ii) negative cash flows that are projected over the next 12-month period; iii) probability of payment of potential milestone payments related to the Holo Surgical Inc. (“Holo Surgical”) and INN acquisitions should any of the milestones be achieved; iv) INN seller notes with an aggregate amount of $10.6 million due on December 31, 2024; and v) various supplier minimum requirements. The Company’s operating plan for the next 12-month period also includes continued investments in its product pipeline that require additional financings, including digital health, hardware, and biologics.
We are currently seeking additional funding through the issuance of equity, debt or other financial instruments. The Company remains in discussions with various parties but has not yet been able to finalize terms or reach a binding agreement. Depending on the outcome of financing initiatives, the Company may look to sell certain assets, close down certain parts of its business, or pursue other strategic alternatives. Absent receipt of additional third party financing, based on our current cash flow forecast, the Company will not have adequate capital resources to meet its current obligations as they become due past the early part of the first quarter of 2023. The Company’s ability to meet its current obligations as they become due over the next twelve months and to be able to continue with its operations will depend on obtaining additional resources. No assurance can be given that any of these actions will be completed. If the Company is unable to secure additional financing and implement its planned corporate realignment programs designed to significantly reduce expenses, the Company may be required to seek protection under applicable bankruptcy laws and/or liquidate or reorganize its assets, which could cause us to be delisted from the NASDAQ, further limiting our ability to obtain financing.

In consideration of the inherent risks and uncertainties and the Company’s forecasted negative cash flows as described above, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. Management continually evaluates plans to raise additional debt and/or equity financing and will continue to attempt to curtail discretionary expenditures in the future; however, in consideration of the risks and uncertainties mentioned, such plans cannot be considered probable of occurring at this time.
The recoverability of a major portion of the recorded asset amounts shown in the Company’s accompanying condensed consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its funding requirements on a continuous basis to maintain existing financing to succeed in its future operations. The Company’s condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.
2.Basis of Presentation
The accompanying condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X, and therefore, do not include all information and footnotes necessary for a fair presentation of the condensed consolidated financial position, results of operations, comprehensive loss and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our condensed consolidated financial statements in accordance with GAAP often requires us to make estimates and judgments that affect reported amounts. These estimates and judgments are based on historical experience and assumptions that we believe to be reasonable under the circumstances. Assumptions and judgments based on historical experience may provide reported results, which differ from actual results; however, these assumptions and judgments historically have not varied significantly from actual experience, and we therefore do not expect them to vary significantly in the future. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. The Company includes acquisition, disposal, integration and separation related costs, which are predominantly composed of legal, consulting, and advisor fee expenses, within the “Transaction and integration expense” line on the condensed consolidated statements of comprehensive loss.
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Surgalign Spine Technologies, Inc., Paradigm Spine, LLC (“Paradigm”), Pioneer Surgical Technology, Inc. (“Pioneer Surgical”), Holo Surgical Inc. (“Holo Surgical”), and Prompt Prototypes, LLC (“Prompt”). The operating results of the disposed OEM Businesses have been reported as discontinued operations in the condensed consolidated financial statements in the prior comparative periods. The Company consolidates the accounts of INN, a 42% owned subsidiary, as control was achieved through means other than voting rights (“variable interest entities” or “VIE”) as the Company is deemed to be the primary beneficiary of INN.
For further information on the Company’s significant accounting policies, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (“SEC”) on March 15, 2022.
Accounting Standards Issued But Not Yet Adopted
To date, there have been no recent accounting pronouncements not yet effective that have a material, or potentially material, impact to our consolidated financial statements.
Significant New Accounting Policies
There are no new accounting policies effective for this reporting period that have a material impact on the financial statements.
Reclassification in the Condensed Consolidated Financial Statements
Certain reclassifications were made to the 2021 condensed consolidated financial statements to conform to classifications used in 2022. There was no impact on previously reported total assets, total liabilities, stockholder’s equity, revenues or expenses.

3. Discontinued Operations
In connection with the Transactions, on July 20, 2020, the Company completed the disposition of its OEM Businesses. Accordingly, the OEM Businesses are reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations (“ASC 205-20”). The results of operations from the OEM Businesses are classified as discontinued operations in the condensed consolidated statements of comprehensive loss. There were no assets or liabilities of the OEM Businesses as of September 30, 2022 or December 31, 2021 due to the transaction occurring on July 20, 2020. Applicable amounts in prior years have been recast to conform to this discontinued operations presentation.
The following table presents the financial results of the discontinued operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Major classes of line items constituting net income (loss) from discontinued operations
Revenues	$—	$—	$—	$—
Costs of processing and distribution	—	—	—	—
Gross profit	—	—	—	—
Expenses:
General and administrative	—	—	—	—
Severance and restructuring costs	—	—	—	—
Transaction and integration expenses	—	—	—	—
Total expenses	—	—	—	—
Operating (loss) income	—	—	—	—
Other expense – net:
OEM working capital adjustment	—	—	—	6,316
Interest expense	—	—	—	—
Derivative loss	—	—	—	—
Loss on extinguishment of debt	—	—	—	—
Foreign exchange loss (gain)	—	—	—	—
Total other expense – net	—	—	—	6,316
Loss from discontinued operations	—	—	—	(6,316)
Gain on sale of net assets of discontinued operations	—	—	—	—
Loss from discontinued operations before income tax provision (benefit)	—	—	—	(6,316)
Income tax provision (benefit)	—	(349)	—	(1,112)
Net income (loss) from discontinued operations	$—	$349	$—	$(5,204)
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
On December 1, 2020, pursuant to the OEM Purchase Agreement, the Company received a notice from the Buyer indicating that a post-closing adjustment in an amount of up to $14.0 million may be owed in respect of the working capital adjustment paid at closing. On June 3, 2021, the firm engaged to resolve the dispute issued a binding, non-appealable resolution whereby it was determined the Company was liable for $5.8 million of the disputed amount, which was finalized and paid during the second quarter of 2021. The final settlement was expensed under “Loss from operations of discontinued operations” in our condensed consolidated statements of comprehensive loss.

Total operating and investing cash flows of discontinued operations for the nine months ended September 30, 2022 and 2021 is comprised of the following, which excludes the effect of income taxes:

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
Significant operating non-cash reconciliation items:
Depreciation and amortization	$—	$—
Provision for bad debt and products returns	$—	$—
Revenue recognized due to change in deferred revenue	$—	$—
Deferred income tax provision	$—	$—
Stock-based compensation	$—	$—
Gain on sale of discontinued assets, net	$—	$—
Loss on extinguishment of debt	$—	$—
Amortizations of debt issuance costs	$—	$—
Amortizations of debt discount	$—	$—
Significant investing items:
Payments for OEM working capital adjustment	$—	$(5,430)
Purchases of property and equipment	$—	$—
Patent and acquired intangible asset costs	$—	$—
Proceeds from sale of OEM Business	$—	$—
4.Leases
The Company’s leases are classified as operating leases that include office space, automobiles, and copiers. The Company does not have any finance leases and the Company’s operating leases do not have any residual value guarantees, restrictions, or covenants. As of September 30, 2022 the only lease that has yet to commence is for our San Diego Design Center, which is expected to open in early 2023. Therefore, no lease obligation or right-of-use (“ROU”) asset has been recorded as of September 30, 2022. All other obligations associated with the lease are reflected as of September 30, 2022. The Company’s leases have remaining lease terms of 1 to 7 years, some of which include options to extend or terminate the leases. The option to extend is only included in the lease term if the Company is reasonably certain of exercising that option. Operating lease ROU assets are presented within “Other assets-net” on the condensed consolidated balance sheets. The current portion of operating lease liabilities are presented within “Accrued expenses,” and the non-current portion of operating lease liabilities are presented within “Other long-term liabilities” on the condensed consolidated balance sheets. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, the Company estimates its incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value. Short-term leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets.
A subset of the Company’s automobile and copier leases contain variable payments. The variable lease payments for such automobile leases are based on actual mileage incurred at the standard contractual rate. The variable lease payments for such copier leases are based on actual copies incurred at the standard contractual rate. The variable lease costs for all leases are immaterial.
The components of operating lease expense were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$108	$179	$352	$557
Short-term operating lease cost	224	112	666	261
Total operating lease cost	$332	$291	$1,018	$818

Supplemental cash flow information related to operating leases was as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Cash paid for amounts included in the measurement of lease liabilities	$334	$311	$1,020	$887
ROU assets obtained in exchange for lease obligations	—	—	—	68
Supplemental balance sheet information related to operating leases was as follows:

	Balance Sheet Classification	Balance at September 30, 2022	Balance at December 31, 2021
Assets:
Right-of-use assets	Other assets – net	$669	$876
Liabilities:
Current	Accrued expenses	$220	$294
Noncurrent	Other long-term liabilities	806	947
Total operating lease liabilities		$1,026	$1,241
The weighted-average remaining lease terms and discount rates were as follows:

	For the Nine Months Ended September 30,
	2022	2021
Weighted-average remaining lease term (years)	6.1	6.1
Weighted-average discount rate	5.2%	5.0%
As of September 30, 2022, maturities of commenced operating lease liabilities were as follows:

Balance at September 30, 2022
2022 (remaining)	$107
2023	194
2024	171
2025	161
2026	159
2027 and beyond	398
Total future minimum lease payments	1,190
Less imputed interest	(164)
Total	$1,026
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

Disaggregation of Revenue
The Company’s entire revenue for the three and nine months ended September 30, 2022 and 2021 was recognized at a point in time. The following table represents total revenue by geographical region for the three and nine months ended September 30, 2022 and 2021, respectively:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Domestic	$17,144	$17,306	$51,443	$57,880
International	3,034	3,239	9,963	10,790
Total revenues from contracts with customers	$20,178	$20,545	$61,406	$68,670
6.Business Combinations
Inteneural Networks Inc.
On December 30, 2021, the Company entered into a Stock Purchase Agreement with Dearborn Capital Management LLC, and Neva, LLC, a Delaware limited liability company (collectively the sellers of INN), that are owned by Krzysztof Siemionow, MD, PhD (“Siemionow”), Pawel Lewicki, PhD (“Lewicki”) respectively, to acquire a 42% equity interest in the issued and outstanding shares of INN for a non-exclusive right to use their proprietary technology. Lewicki previously served as a member of the Board of Directors (the “Board”).

INN is a medical technology company, specializing in AI and big data learning analysis of brain imaging. INN has proprietary AI technology that seeks to autonomously segment and identify neural structures in medical images and to help identify possible pathological states. This technology has potential future applications in neurosurgery as well as a wide variety of potential disorders, including dementia, autism, tumors, aneurysm, stroke, and neurovascular structures using magnetic resonance imaging and computed tomography platforms. The Company believes the transaction has the following benefits: i) the integration of INN’s ML and AI technologies may position the Company as a leader in intelligent digital health; ii) by bringing INN’s intercranial capabilities to the HOLOTM AI platform, the Company seeks to expand the applicability of HOLO AI technology into significant segments beyond spine, in particular neurosurgery; iii) the expected synergies in the research and development and eventual commercial functions should provide for a particularly efficient integration of INN’s technology and talent; and iv) the transaction is expected to materially contribute to the Company’s mission to improve patient's lives through better outcomes.
As consideration for the 42% ownership, we paid $19.9 million which consisted of $5.0 million in cash, issuance to the Sellers of 227,359 shares of our common stock, par value of $0.001, which had a fair value of $4.9 million at the date of issuance, and issuance of unsecured promissory notes to the sellers in fair value of the principal in the amount of $10.0 million. In exchange for 42% equity interest the Company is able to use the proprietary AI technology as a nonexclusive licensee. As part of the transaction, the Company is obligated to purchase up to 100% of the equity of INN if the three additional clinical, regulatory, and revenue milestones are met. With each additional closing, the Company will acquire an additional 19.3% equity within INN for an additional $19.3 million in cash payment for each milestone. None of the milestones have been achieved as of September 30, 2022.
Management has determined that the Company has obtained control through means other than voting rights as the Company is deemed to be the primary beneficiary and is the most closely associated decision maker under ASC 810, Consolidation. Based on this, the Company has considered INN to be a VIE and was fully consolidated into the condensed consolidated financial statements as of September 30, 2022. INN does not have any assets or liabilities as of September 30, 2022 and December 31, 2021. Additionally, there was no income statement activity within INN for the three and nine months ended September 30, 2022 and 2021.
The Company further determined that substantially all of the fair value of INN was concentrated in the acquired in-process research and development (“IPR&D”) asset in accordance with ASC 805, Business Combination and therefore accounted for this as an asset acquisition. The total consideration of the asset acquisition was determined to be $72.3 million, which consisted of cash consideration of $5.0 million, $4.9 million of fair value of shares issued to the seller, $10.0 million of seller notes issued to the sellers, direct and incremental expenses of $0.4 million incurred for the INN acquisition, $10.3 million in forward contracts related to the three potential milestone payments and $41.7 million in a noncontrolling interest related to the 58% equity interest not purchased. As the forward contracts are redeemable upon a future event (FDA approval) it is determined that this event is not probable under the accounting guidance. As a result, the forward contracts are not remeasured to fair value for the three and nine months ended September 30, 2022.
The total purchase price paid in the INN acquisition has been allocated to the net assets acquired based on the relative fair value as the completion of the acquisition, primarily including the IPR&D related to INN’s development of their AI technology that autonomously segments neural structures and other intangible assets for assembled workforce. The neuro networks and segmentation has not yet reached technological feasibility and has no alternative use; thus, the purchased IPR&D was expensed immediately to the acquisition during the fourth quarter, resulting in a one-time charge of $72.1 million recognized in the “Asset acquisition expenses” line on the consolidated statements of comprehensive loss for the year ended December 31, 2021. Additionally, the intangible asset related to the assembled workforce in the amount of $0.2 million was immediately impaired together with other intangible assets during the fourth quarter of 2021 due to the Company’s negative projected cash flows.

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
Prompt Prototypes Acquisition
On April 30, 2021, the Company, entered into an Asset Purchase Agreement (the “Agreement”) with Prompt Prototypes LLC (“Prompt”), a California limited liability company, and Peter Kopley, an individual residing in the State of California (the “Sellers”). The Company purchased the assets of Prompt to expand its research and development capabilities and create the capacity to produce certain medical prototypes. Pursuant to the terms of the Agreement, the Company purchased specific assets and assumed certain liabilities of Prompt for a purchase price of $1.1 million. At the closing, the Company paid $0.3 million of cash and issued restricted shares with an aggregate fair market value of $0.2 million to the sellers. The remaining $0.6 million of the purchase price will be paid to Mr. Kopley, contingent on the continued employment with the Company, in the form of cash and restricted shares in two equal amounts on the 18th and 36th month anniversaries of the closing date. These payments are considered future compensation.
The following table summarizes the fair value of the identifiable assets acquired and liabilities assumed from the acquisition of Prompt as of April 30, 2021 (in thousands):

Inventories	$140
Right-of-use assets	78
Property and equipment	528
Operating lease liabilities	(78)
Deferred tax liability	(28)
Net assets acquired	$640
Bargain purchase gain	(90)
Total purchase price	$550
Based on the final purchase price, the fair value of the assets acquired and liabilities assumed exceeded the purchase price consideration resulting in a bargain purchase gain of $0.1 million and was recorded in “Other expense (income) - net ” during the second quarter of 2021. The bargain purchase was primarily driven by the potential future compensation expense in lieu of an increased purchase price.

7.Stock-Based Compensation
The following tables summarize our stock option and stock grant awards by plan:
For the nine months ended September 30, 2022:

Plan	Stock Options	Restricted Stock Awards	Restricted Stock Units	Total
2021 Incentive Inducement Plan	—	—	169,351	169,351
2021 Incentive Compensation Plan	—	—	508,940	508,940
Total	—	—	678,291	678,291
For the nine months ended September 30, 2021:

Plan	Stock Options	Restricted Stock Awards	Restricted Stock Units	Total
2021 Incentive Inducement Plan	14,066	—	14,321	28,387
2021 Incentive Compensation Plan	3,803	—	151,016	154,819
2018 Incentive Compensation Plan	8,005	4,920	—	12,925
Total	25,874	4,920	165,337	196,131
The Company recognized stock-based compensation as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Stock-based compensation:
Costs of goods sold	$—	$—	$—	$21
General and administrative	1,091	1,734	3,214	3,967
Research and development	122	134	298	230
Total	$1,213	$1,868	$3,512	$4,218
The expense in the table above represents stock-based compensation for outstanding awards, and related expenses for the Company’s employee stock purchase program.
8.Net Loss Per Common Share
A reconciliation of the number of shares of common stock used in the calculation of basic and diluted net loss per common share is presented below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average basic shares	6,739,234	4,610,596	6,356,655	3,904,509
For the three and nine months ended September 30, 2022 and 2021, the Company has recorded a net loss from operations. As a result, the Company has excluded all potential dilutive shares from the computation of the diluted net loss per common share to avoid the anti-dilutive effect.

The following table includes the number of potential dilutive shares that were excluded due to the anti-dilutive effect:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Stock Options	—	—	—	11,872
Restricted Stock Units and Restricted Stock Awards	464,712	191,399	232,260	39,595
Total	464,712	191,399	232,260	51,467
For the three months ended September 30, 2022 and 2021, the company excluded 82,650 and 182,302, respectively, of issued stock options in the computation of diluted net loss per share, and for the nine months ended September 30, 2022 and 2021, the Company excluded 96,793 and 164,507, respectively, of issued stock options in the computation of diluted net loss per common share because their exercise price exceeded the average market price during the respective periods. The Company’s outstanding warrants and investor warrants were also excluded from the computation of diluted net loss per common share as they were considered “out-of-the-money” as of September 30, 2022.
9.Inventories
The inventory balances as of September 30, 2022 and December 31, 2021 consist entirely of finished goods. The Company values its inventories at the lower of net realizable value or cost using first-in, first-out (“FIFO”).
For the three months ended September 30, 2022 and 2021, the Company had inventory write-downs of $0.3 million and $1.4 million, respectively, for the nine months ended September 30, 2022 and 2021, the Company had inventory write-downs of $4.1 million and $5.8 million, respectively, primarily related to excess quantities and obsolescence (“E&O”) of inventories. The E&O write-downs are included in the cost of goods sold on the condensed consolidated statements of comprehensive loss.
The Company received a settlement from OEM of $0.9 million and $3.9 million, respectively for the three and nine months ended September 30, 2022 and 2021 related to inventory that was purchased during the period that was also paid for during the split of the OEM business. These amounts are recorded in “Other operating income, net” in our condensed consolidated statements of comprehensive loss.
10.Prepaid and Other Current Assets
Prepaid and other current assets are as follows:

	September 30, 2022	December 31, 2021
Income tax receivable	$2,448	$4,116
Leasehold improvement reimbursement	2,880	—
Prepaid expenses	1,210	2,553
Payroll tax receivable	1,423	—
OEM safety stock receivable	2,000	1,000
Insurance recovery receivable	—	1,500
Other receivables	1,168	815
	$11,129	$9,984

11.Property and Equipment
The net book value of property and equipment after accumulated depreciation and all impairment is as follows:

	September 30, 2022	December 31, 2021
Processing equipment	$261	$346
Surgical instruments	490	489
Office equipment, furniture and fixtures	3	15
Computer equipment and software	196	44
Construction in process	832	51
	$1,782	$945
For the three months ended September 30, 2022 and 2021, the Company recorded depreciation expense in connection with property and equipment of $0.5 million and $0.7 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded depreciation expense in connection with property and equipment of $1.6 million and $1.9 million, respectively. The Company uses the straight-line method of depreciation.
For the three months ended September 30, 2022 and 2021, the Company recorded asset impairment and abandonment charges of $2.3 million and $5.0 million, respectively. For the nine months ended September 30, 2022 and 2021, the Company recorded asset impairment and abandonment charges of $4.3 million and $9.4 million, respectively. The fair value of property and equipment was measured utilizing an orderly liquidation value of each of the underlying assets.
For the three months ended September 30, 2022 and 2021, the Company capitalized a total of $0.0 million and $2.1 million of internal software expense related to the implementation of a new Enterprise Resource Planning (“ERP”) system. For the nine months ended September 30, 2022 and 2021, the Company capitalized a total of $0.0 million and $3.2 million of internal software expense related to the implementation of a new ERP system. The ERP system was implemented in January 2022 and related capitalized expenses were transferred from “Construction in process” to “Computer equipment and software” to coincide with implementation.
Impairment of the ERP costs was $0.0 million and $2.0 million for the three months ended September 30, 2022 and 2021, respectively. Impairment of the ERP costs was $0.0 million and $3.1 million for the nine months ended September 30, 2022 and 2021, respectively. The impairment charges were triggered by continued negative operating cash flows.
For the three months ended September 30, 2022 and 2021, the Company expensed $0.0 million and $0.0 million, respectively, related to the ERP implementation. For the nine months ended September 30, 2022 and 2021, the Company expensed $0.7 million and $0.1 million respectively, related to the ERP implementation. These non-capitalizable expenses are recorded in the “General and administrative” line on the condensed consolidated statements of comprehensive loss.
For the three months ended September 30, 2022 and 2021, the Company capitalized a total of $0.4 million and $0.0 million of employee costs related to enhancements for the HOLO™ Portal surgical guidance system. For the nine months ended September 30, 2022 and 2021, the Company capitalized a total of $0.8 million and $0.0 million of employee costs related to enhancements for the HOLO Portal surgical guidance system, including stock-based compensation expense of $0.1 million and $0.0 million for the respective periods. All capitalized expenses have been recorded within “Construction in process” as the development is still ongoing, and no impairment has been taken as the Company has determined cost incurred will result in additional functionality for the system.
12.Warrants
On February 15, 2022, we issued and sold in an underwritten public offering 1,285,507 shares of common stock and 163,768 of pre-funded warrants to purchase common stock with gross proceeds of $20.0 million at an effective offering price of $13.8000 and $13.7970 per share respectively. In addition, the Company issued warrants to purchase up to an aggregate of 1,086,956 shares of common stock at a strike price of $18.0000 that are exercisable through February 15, 2027. Also in connection with the offering, the Company issued placement agent warrants to purchase an aggregate of up to 86,956 shares of common stock at a strike price of $17.2500 per share that are exercisable through February 15, 2027. Finally, the Company granted the underwriters the option for a period of 30 days from February 15, 2022 to purchase up to

217,391 additional shares of our common stock at the public offering price of $13.7970 per share and/or warrants to purchase up to 163,043 shares of the Company’s common stock at a public offering price of $0.0030 per warrant. The Underwriters did not exercise the option to purchase the common shares from the Company, but they did exercise the option to purchase the warrants which have not been converted to common shares as of September 30, 2022. We received net proceeds of $17.7 million after deducting investor fees of $2.3 million. Investor fees have been allocated between the value of the warrant liability and the amounts recorded within the Statement of Shareholders’ Equity. Fees allocated to the warrant liabilities were $0.9 million and is reflected in the “Transaction and integration expenses” line in the condensed consolidated statement of loss. The remaining $1.4 million is allocated to common shares and is reflected in “Additional Paid-In Capital” and “Common Stock” sections of the Company’s condensed consolidated balance sheets. Upon any exercise of the offering warrants issued in the offering for cash, the Company agreed to pay the placement agent a total cash fee equal to 7.0% of the aggregate gross proceeds from the exercise of the offering warrants and a management fee equal to 1.0% of the aggregate gross proceeds from the exercise of the offering warrants.
The Company, also in connection with the direct offering, issued the placement agent or its designees warrants to purchase an aggregate of up to 86,956 shares of its common stock. The placement agent warrants have substantially the same terms as the warrants described above, except that the placement agent warrants will have an exercise price of $17.2500 per share, and holders of the placement agent warrants are not entitled to receive cash dividends issued by the Company during such time as the placement agent warrant is outstanding.
On June 14, 2021, the Company issued and sold in a registered direct offering priced at-the-market an aggregate of 966,183 shares of its common stock and warrants exercisable for an aggregate of 966,183 shares of Company common stock with gross proceeds of $50.0 million at a combined purchase price of $51.7500 per share. The warrants have an exercise price equal to $51.7500 per share, are exercisable immediately upon issuance and are exercisable through June 14, 2024. The net proceeds from the direct offering, after deducting investor and management fees, were $45.8 million after deducting investor fees of $4.2 million. Investor fees have been allocated between the value of the warrant liability and the amounts recorded within the Statement of Shareholders Equity. Fees allocated to the warrant liabilities were $2.1 million and is reflected in the “Transaction and integration expenses” line in the condensed consolidated statement of loss. The remaining $2.1 million is allocated to common shares and is reflected in “Additional Paid-In Capital” and “Common Stock” sections of the Company’s condensed consolidated balance sheets. Upon any exercise of the offering warrants issued in the offering for cash, the Company agreed to pay the placement agent a total cash fee equal to 7.0% of the aggregate gross proceeds from the exercise of the offering warrants and a management fee equal to 1.0% of the aggregate gross proceeds from the exercise of the offering warrants.
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
Acquisition Contingencies
Changes in the fair value of contingent consideration are recorded in the “Gain on acquisition contingency” line in the condensed consolidated statement of loss. Significant changes in unobservable inputs, mainly the probability of success and projected cash flows, could result in material changes to the contingent consideration liability. The contingent consideration is evaluated quarterly, or more frequently, if circumstances dictate.
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
Inputs used in estimating the fair value of the contingent consideration for Holo Surgical as of September 30, 2022 and December 31, 2021, are summarized below:

Fair Value at September 30, 2022	Valuation Technique	Unobservable Inputs	Ranges
$24,744	Earn-Out Valuation	Probability of success factor	0% - 95%
		Discount rates	19.42% - 20.56%

Fair Value at December 31, 2021	Valuation Technique	Unobservable Inputs	Ranges
$51,928	Earn-Out Valuation	Probability of success factor	0% - 90%
		Discount rates	0.06% - 11.60%
The following table provides a reconciliation of contingent consideration measured at fair value using significant unobservable inputs (Level 3) as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
Beginning balance as of January 1	$51,928	$56,515
Gain on acquisition contingency	(17,184)	(4,587)
Milestone payments	(10,000)	—
Ending balance as of September 30	$24,744	$51,928
Paradigm
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
The last milestone is based on a probability weighted model and, the Company estimates a contingent liability related to the revenue based earnout of zero utilizing a Monte-Carlo simulation model. A Monte-Carlo simulation is an analytical method used to estimate fair value by performing a large number of simulations or trial runs and thereby determining a value based on the possible outcomes. Accounted for as a liability to be revalued at each reporting period, the fair value of the contingent liability was measured using Level 3 inputs. Unobservable inputs for the probability-weighted model included weighted average cost of capital and company specific projected revenue and costs. On March 8, 2019, the Company estimated the fair value of this revenue based earnout (“Paradigm Earnout”) to be $72.2 million. Subsequently during 2019 management reduced the contingent consideration to $0.0 million due to a revision in the milestone inputs and recorded a gain of $72.2 million which was recognized during 2019. There are no amounts recorded as contingent consideration as of September 30, 2022 and December 31, 2021 as management has determined that the last remaining milestone will not be met. The last milestones will expire on December 31, 2022.
Property and Equipment, Intangibles and Other Assets
As of September 30, 2022, and December 31, 2021, respectively, property and equipment with a carrying amount of $4.5 million and $12.0 million were written down to their estimated fair value of $1.8 million and $0.9 million using Level 3 inputs. The Level 3 fair value was measured based on orderly liquidation value and is evaluated on a quarterly basis. Unobservable inputs for the orderly liquidation value included replacement costs, physical deterioration estimates and market sales data for comparable assets.
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
As a result of impairments recognized, the following table summarizes the post impairment fair values of the corresponding assets subject to fair value measured using Level 3 inputs as of September 30, 2022 and December 31, 2021:

Fair value	September 30, 2022	December 31, 2021
Property and equipment – net	$1,782	$945
Definite-lived intangible assets – net	—	—
Other assets – net	4,030	5,970
	$5,812	$6,915
Property and equipment was impaired and written down to their estimated fair values during the nine months ended September 30, 2022 and 2021. Other intangible assets and other assets were impaired and written down to their estimated fair values during the nine months ended September 30, 2022 and 2021. The following table summarizes the corresponding impairment charge during the three and nine months ended September 30, 2022 and 2021:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Impairment	2022	2021	2022	2021
Property and equipment – net	$1,193	$5,186	$2,766	$8,978
Definite-lived intangible assets – net	165	167	366	478
Other assets – net	977	58	1,138	338
	$2,335	$5,411	$4,270	$9,794
During the three and nine months ended September 30, 2022 and 2021, the Company concluded, through its ASC 360 impairment testing of long-lived assets classified as held and used, that factors existed indicating that finite-lived intangible assets were impaired. The factors considered by management include a history of net losses and negative cash flows in each of those periods to be able to support the assets. The Company tested the carrying amounts of the property and equipment, definite lived intangibles, and other assets for impairment. As a result, we recorded an impairment charge of $2.3 million and $5.4 million for the three months ended September 30, 2022, and an impairment charge of $4.3 million and $9.8 million for the nine months ended September 30, 2022 and 2021 recorded within the “Asset impairment and abandonments” line item on the condensed consolidated statement of comprehensive loss.
Warrant Liability
Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within “Warrant liability” in the Company’s condensed consolidated balance sheets.
The following table presents information about the Company’s liabilities that are measured at fair value:

	Level	September 30, 2022	December 31, 2021
Warrant liability	3	$1,504	$12,013

June 14, 2021 Warrants
The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the June 14, 2021 warrant liability for the nine months ended September 30, 2022:

Warrant Liability
December 31, 2021	$12,013
Change in fair value of warrant liability	(11,894)
September 30, 2022	$119
The warrant liability is revalued each reporting period with the change in fair value recorded in the accompanying condensed consolidated statements of comprehensive loss until the warrants are exercised or expire. The fair value of the warrant liability is estimated using the Black-Scholes Option Pricing Model using the following valuation inputs:

	September 30, 2022	December 31, 2021
Stock price	$3.48	$21.60
Risk-free interest rate	4.17%	0.84%
Dividend yield	0.00%	0.00%
Volatility	100.00%	130.00%
February 15, 2022 Warrants
The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the February 15, 2022 warrant liability for the nine months ended September 30, 2022, there were no warrants issued as of September 30, 2021:

Warrant Liability
December 31, 2021	$—
Fair value of warrants on date of issuance	10,157
Execution of prefunded warrants	(1,749)
Change in fair value of warrant liability	(7,023)
September 30, 2022	$1,385
The warrant liability is revalued each reporting period with the change in fair value recorded in the accompanying condensed consolidated statements of comprehensive loss until the warrants are exercised or expire. The fair value of the warrant liability is estimated using the Black-Scholes Option Pricing Model using the following valuation inputs:

September 30, 2022
Stock price	$3.48
Risk-free interest rate	4.12%
Dividend yield	0.00%
Volatility	80.00%

14.Accrued Expenses
Accrued expenses are as follows:

	September 30, 2022	December 31, 2021
Accrued compensation	$5,013	$5,258
Accrued distributor commissions	3,752	2,957
Accrued securities class action settlement	—	1,500
Other	3,070	8,054
Total accrued expenses	$11,835	$17,769

15.Other Long-term Liabilities
Other long-term liabilities are as follows:

	September 30, 2022	December 31, 2021
Acquisition contingencies - Holo	$15,555	$26,343
Warrant Liability	1,504	12,013
Lease obligations	806	947
Other	2,963	2,229
Total other long-term liabilities	$20,828	$41,532
16.Income Taxes
The Company evaluates the need for deferred tax asset valuation allowances based on a more likely than not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The Company has evaluated all evidence, both positive and negative, and maintains a valuation allowance on deferred tax assets in the United States as well as most foreign jurisdictions as of September 30, 2022.
For the three months ended September 30, 2022 and 2021, the Company recorded income tax provision of $0.0 million and income tax benefit of $1.3 million, respectively in continuing operations. The September 30, 2022 three-month income tax provision was primarily a result of non-U.S. income tax expense and interest accrued on uncertain tax positions. The September 30, 2021 three-month income tax benefit was primarily a result of the net change in uncertain tax positions.
For the nine months ended September 30, 2022 and 2021, the Company recorded income tax provision of $0.3 million and income tax benefit of $1.0 million, respectively. The September 30, 2022 nine-month income tax provision was primarily a result of federal tax notices received, non-U.S. income tax expense, and interest accrued on uncertain tax positions. The September 30, 2021 nine-month income tax benefit was primarily a result of federal interest liability as a result of timing of payments and the net change in uncertain tax positions.
17.Debt
On December 30, 2021, the Company issued $10.6 million aggregate principal amount of unsecured seller notes (“Seller Notes”) recorded at $10.1 million and $10.0 million as of September 30, 2022 and December 31, 2021 respectively. All principal and accrued interest due and payable on the earlier of December 30, 2024, or the date upon which a change in control occurs. A change of control occurs when (i) the current shareholders of the Company will no longer own a majority of the outstanding voting shares of the Company due to a transaction or series of related transactions, or (ii) a sale or transfer of Holo Surgical Inc and Inteneural Networks Inc or all or substantially all of their assets. Interest is paid in kind and capitalized into the principal amount of the Seller Notes on each anniversary of the issuance date at a rate of 6.8% per year. For the three months ended September 30, 2022 management accrued $0.1 million in interest expense and accredited $0.2 million related to the seller notes for a total interest expense of $0.3 million. For the nine months ended September 30, 2022 management accrued $0.2 million in interest expense and accredited $0.6 million related to the seller notes for a total interest expense of $0.8 million. In the event of default, as defined in the agreement, any and all of the indebtedness may be immediately declared due and payable, and the interest would accrue at a 4.0% higher rate. There is no prepayment penalty or covenants related to the fixed rate notes. The Seller Notes were issued as deferred consideration in connection with the INN Purchase Agreement discussed at Note 1, Note 6, and Note 21.
Debt issuance costs were immaterial and were included within the overall costs of the acquisition of INN. The following table summarizes the debt recorded on the condensed consolidated balance sheet:

	Carrying Value (In thousands)
	September 30, 2022	December 31, 2021
Seller Notes-P. Lewicki	$5,306	$5,306
Seller Notes-K. Siemionow	5,306	5,306
Less: accretion of acquisition adjustment	(473)	(630)
Total Seller Notes – related party	10,139	9,982
Current portion of seller notes	—	—
Total long-term seller notes, excluding current portion	$10,139	$9,982
The fair value of the Seller Notes is $10.1 million and $10.0 million at September 30, 2022 and December 31, 2021, respectively. The Company has determined that the Seller Notes is a level 2 financial instrument as there are other unobservable inputs.

As of September 30, 2022, the future maturities of long-term debt, excluding deferred financing costs, accrued interest and debt discount, were as follows:

Future Maturities of Long-Term Debt
2022	$—
2023	—
2024	10,612
2025	—
2026	—
Thereafter	—
Total	$10,612
18.Commitments and Contingencies
Acquisition of Paradigm – As discussed in Note 13, on March 8, 2019, the Company acquired Paradigm. Under the terms of the agreement, the Company may have been required to pay up to an additional $150.0 million in a combination of cash and Company common stock based on a revenue earnout consideration. The first potential earnout payment of $20.0 million was based on revenues achieved during any twelve-month period ending on December 31, 2020. This milestone was not achieved, thus the Company has no further liability with respect thereto. The last milestone is based on a probability weighted model and the Company estimates a contingent liability related to the revenue based earnout model. Management does not believe this milestone will be achieved and as a result, there are no amounts recorded as contingent consideration as of September 30, 2022 and December 31, 2021. The last milestones will expire on December 31, 2022. Within the Master Transaction Agreement, there is a clause that upon a change in controls of the organization, the Company would owe any outstanding milestone payments to Paradigm, regardless if the milestone was probable of achievement.
Aziyo – On August 1, 2018, the Company and Aziyo Biologics, Inc. (“Aziyo”) entered into a Distribution Agreement which was subsequently amended on December 3, 2018, and November 15, 2020 (the “Distribution Agreement”). Pursuant to the Distribution Agreement, the Company has exclusive distribution rights to certain biologic implants manufactured by Aziyo and marketed under the ViBone trade name (“ViBone”). The Distribution Agreement provides for minimum purchases of ViBone implants on an annual basis through calendar 2025. For calendar years 2019-2021, if the minimum purchase obligations for a particular year are not fulfilled, the Distribution Agreement provides various options for the Company to satisfy such obligations (“Shortfall Obligations”) in subsequent years, including a combination of payments and/or providing purchase orders for the shortfall amount in a given year. If a purchase order is submitted, the contract does not provide that it needs to be satisfied during the following year (i.e., the Company can satisfy the orders over multiple years and until the minimum is achieved). For calendar years 2022 and beyond, if the Company does not satisfy the minimum purchase obligations specified in the Distribution Agreement, the Company can continue to market the ViBone implants on a non-exclusive basis without any Shortfall Obligations. In January 2021 and 2022, the Company issued purchase orders to Aziyo for $12.4 million and $14.2 million respectively related to the shortfalls in each of the years and have continued to purchase product against those purchase orders.
Acquisition of Inteneural Networks Inc. (INN) – As part of the INN acquisition, the Company has the ability to acquire the remaining 58% equity interest in INN based on the achievement of three separate regulatory and revenue based milestones. When each of the milestones are achieved the Company will pay $19.3 million for an additional 19.3% equity interest within INN. The total future commitment of the remaining three milestones is $57.9 million
Acquisition of Holo Surgical – As part of the Holo Surgical acquisition, the Company issued contingent consideration which would be payable to the sellers upon the achievement of certain regulatory, commercial, and utilization milestones by specified time periods. On January 14, 2022 the Company received 510(k) clearance for the HOLO PortalTM surgical guidance system. Upon achievement of this milestone, the Company issued 288,333 in common stock at a value of $5.9 million and also paid the sellers $4.1 million in cash for a total payment for achieving the milestone of $10.0 million pursuant to the terms of the agreement. The fair value of the liability was $24.8 million as of September 30, 2022 with $9.2 million classified as current liabilities within “Current portion of acquisition contingency – Holo” while $15.6 million was classified as “Acquisition contingencies – Holo.” The fair value of the liability was $51.9 million on December 31, 2021 with $25.6 million classified as current liabilities within “Current portion of acquisition contingency – Holo” while $26.3 million classified as “Acquisition contingencies – Holo.” The change in the fair value of the liability of $17.2 million since December 31, 2021 was recognized in the “Gain on acquisition contingency” line of the condensed consolidated statements of comprehensive loss.
Manufacturing Agreements with Former OEM Affiliates – In connection with the closing of the OEM Transaction, on July 20, 2020 the Company entered into three manufacturing and distribution agreements with affiliates of Montague Private Equity: (i) a Manufacture and Distribution Agreement (the “Hardware MDA”) with Pioneer Surgical Technology, Inc. (“Pioneer”) pursuant to which Pioneer would manufacture certain hardware implants for the Company; (ii) a Processing and Distribution Agreement with RTI Surgical, Inc. (“RTI”), an affiliate of Pioneer, pursuant to which RTI would process certain biologic implants for the Company (the “PDA”); and (iii) a Manufacture and Distribution Agreement (“NanOss”) pursuant to which Pioneer would manufacture certain synthetic implants for the Company (the “NanOss MDA”), and together with the Hardware MDA and the PDA, the “OEM Distribution Agreements.” On August 5, 2022, the Company amended the OEM distribution agreement to reduce the Contract Year 3 minimum to $17.9 million and released the Company of any obligation to cure any purchase shortfall in Contract Year 2. Thus, the Company has not recorded any liability as it relates to Contract Years 2 and 3.
Also on August 5, 2022, the Company entered into a letter agreement relating to the Design and Development Agreement, which settled any shortfalls related to the original minimums required by the agreement. The Company agreed to pay Pioneer $2.1 million related to the minimum shortfall in Contract Year 1 and Year 2, which was paid during the quarter. As such, there is no outstanding liability associated with the agreement as of September 30, 2022.
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
Aggregate payments towards base rent for the Premises over the term of the lease will be approximately $64.6 million, including 13 months of rent abatement. The Company will recognize the lease assets and liabilities when the Landlord makes the underlying asset available to the Company and as such no amounts were accrued as of September 30, 2022. Concurrent with the Company’s execution of the Lease, as a security deposit, the Company delivered to the Landlord a payment in the amount of $2.5 million which is recorded within “Other assets – net” in our condensed consolidated balance sheets. In addition, the Company maintains a prepaid reimbursement balance of $2.9 million which is recorded within “Prepaid and other current assets” in our condensed consolidated balance sheets.
19.Legal Actions
The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. Based on the information currently available to the Company, including the availability of coverage under its insurance policies, except as described below and in Note 20 the Company does not believe that any of these claims that were outstanding as of September 30, 2022 will have a material adverse impact on its financial position or results of operations. The Company’s accounting policy is to accrue for legal costs as they are incurred.
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
In addition to claims made directly against the Company, Coloplast, a distributor of TSM’s and certain allografts processed and private labeled for them under a contract with the Company, has also been named as a defendant in individual TSM cases in various federal and state courts. Coloplast requested that the Company indemnify or defend Coloplast in those claims which allege injuries caused by the Company’s allograft implants, and on April 24, 2014, Coloplast sued RTI Surgical, Inc. in the Fourth Judicial District of Minnesota for declaratory relief and breach of contract. On December 11, 2014, Coloplast entered into a settlement agreement with RTI Surgical, Inc. and Tutogen Medical, Inc. (the “Company Parties”) resulting in dismissal of the case. Under the terms of the settlement agreement, the Company Parties are responsible for the defense and indemnification of two categories of present and future claims: (1) tissue only (where Coloplast is solely the distributor of Company processed allograft tissue and no Coloplast-manufactured or distributed synthetic mesh is identified) (“Tissue Only Claims”), and (2) tissue plus non-Coloplast synthetic mesh (“Tissue-Non-Coloplast Claims”) (the Tissue Only Claims and the Tissue-Non-Coloplast Claims being collectively referred to as “Indemnified Claims”). As of September 30, 2022, there are a cumulative total of 1,026 Indemnified Claims for which the Company Parties are providing defense and indemnification. In connection with the transactions, liabilities related to these claims remained a liability retained by the Company. The defense and indemnification of these cases are covered under the Company’s insurance policy subject to a reservation of rights by the insurer.
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
Securities Class Action— The Company’s Investigation (as defined below) resulted in stockholder litigation against the Company and certain former officers of the Company in the United States District Court for the Northern District of Illinois (the “Court”) on March 23, 2020 asserting claims under Sections 10(b) and 20(a) of the Securities

Exchange Act of 1934 (the “Exchange Act”). On June 30, 2021, the parties to the Lowry Action conducted a mediation session and on July 27, 2021, a binding term sheet settling the Lowry Action was entered into whereby the defendants agreed to pay $10.5 million (inclusive of attorneys’ fees and administrative costs) in exchange for the dismissal with prejudice of all claims. On September 22, 2021, the court granted preliminary approval to the settlement, and the amount was paid by the Company’s insurers under its Directors’ and Officers’ insurance policies. The Court entered an order approving the settlement on January 26, 2022 and no amounts were outstanding on September 30, 2022. The matter is now concluded.
Derivative Lawsuits—Three derivative lawsuits have also been filed on behalf of the Company, naming it as a nominal defendant, and demanding a jury trial. On June 5, 2020, David Summers filed a shareholder derivative lawsuit (the “Summers Action”) against certain current and former directors and officers of the Company (as well as the Company as a nominal defendant), in the United States District Court for the Northern District of Illinois asserting statutory claims under Sections 10(b), 14(a), and 20(a) of the Exchange Act, as well as common law claims for breach of fiduciary duty, unjust enrichment and corporate waste. Thereafter, two similar shareholder derivative lawsuits asserting many of the same claims were filed in the same court against the same current and former directors and officers of the Company (as well as the Company as a nominal defendant), as well as a books and records demand under Section 220 of the Delaware General Corporate Law (the “Books and Records Demand”). The three derivative lawsuits have been consolidated into the first-filed Summers Action (together with the Books and Records Demand, the “Derivative Actions”). On September 6, 2020, the court entered an order staying the Summers Action pending resolution of the motions to dismiss in the Lowry Action. On September 30, 2021, the court granted preliminary approval of a proposed settlement of the Derivative Actions (the “Derivative Actions Settlement”). Pursuant to the Derivative Actions Settlement, the Company has agreed to adopt or revise certain corporate governance policies and procedures, and the Company’s insurers agreed to pay $1.5 million to plaintiffs’ counsel. Based on this a corresponding receivable and liability of $1.5 million was recorded within “Prepaid and other current assets,” and “Accrued expenses” on the consolidated balance sheets as of December 31, 2021. The settlement amount was paid by the Company’s insurers under its Directors’ and Officers’ insurance policies in January 2022 in the amount of $1.5 million. On January 24, 2022, the court gave final approval to the Derivative Actions Settlement. The matter is now concluded and no amounts were outstanding at September 30, 2022.
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
On August 3, 2022, the Company reached a settlement with the SEC concluding and resolving in its entirety the Investigation. Under the terms of the settlement, the Company paid a civil penalty of $2.0 million which was previously accrued in our condensed consolidated balance sheets. In addition to the settlement the Company received $0.6 million from former executives related to recouped compensation which was previously accrued in “Prepaid and other current assets” on the condensed consolidated balance sheets. For the Investigation, there were no amounts outstanding as of September 30, 2022.
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
The Holo Surgical Acquisition
As discussed in Note 6, on September 29, 2020, the Company entered into the Holo Purchase Agreement, pursuant to which, among other things, the Company consummated the Acquisition on October 23, 2020. As consideration for the Acquisition, the Company paid to seller $30.0 million in cash and issued to Seller 208,333 shares of its common stock with a fair value of $12.3 million. In addition, the seller will be entitled to receive contingent consideration from the Company valued at $50.6 million as of October 23, 2020, which must be first paid in shares of our common stock (in an amount up to 288,333 shares) and then paid in cash thereafter, contingent upon and following the achievement of certain regulatory, commercial and utilization milestones by specified time periods occurring up to the sixth (6th) anniversary of the Closing Date. Dr. Pawel Lewicki was appointed to the Company’s board of directors on November 23, 2020 and served through May 10, 2022 and Dr. Krzysztof Siemionow was the Company’s former Chief Medical Officer. Lewicki and Siemionow indirectly owned approximately 57.5% and 42.5% respectively of the outstanding ownership interests in the seller prior to the acquisition being executed.
INN Acquisition
On December 30, 2021, we executed the INN Purchase Agreement with the related party sellers, Dr. Siemionow, and Dr. Lewicki, who own the remaining 58% of INN evenly. See Note 1, Note 6, and Note 17 for further discussion on amounts outstanding to them.
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
Important factors that could cause actual results to differ materially from the anticipated results reflected in these forward-looking statements include risks and uncertainties relating to the following: (i) the Company’s access to adequate operating cash flow, trade credit, borrowed funds and equity capital to fund its operations and pay its obligations as they become due, and the terms on which external financing may be available, including the impact of adverse trends or disruption in the global credit and equity markets; (ii) risks relating to existing or potential litigation or regulatory actions; (iii) the identification of control deficiencies, including material weaknesses in internal control over financial reporting; (iv) general worldwide economic conditions and related uncertainties; (v) the continued impact of the COVID-19 and the Company’s attempts at mitigation, particularly in international markets served by the Company; (vi) the failure by the Company to identify, develop and successfully implement its strategic initiatives, particularly with respect to its digital surgery strategy ; (vii) the reliability of our supply chain; (viii) our ability to meet obligations, including purchase minimums, under our vendor and other agreements; (ix) whether or when the demand for procedures involving our products will increase; (x) our financial position and results, total revenue, product revenue, gross margin, and operations; (xi) failure to realize, or unexpected costs in seeking to realize, the expected benefits of the Holo Surgical Inc. (“Holo Surgical”) and Inteneural Networks Inc. (“INN”) acquisitions, including the failure of Holo Surgical’s and INN’s products and services to be satisfactorily developed or achieve applicable regulatory approvals or as a result of the failure to commercialize and distribute its products; (xii) the failure to effectively integrate Holo Surgical’s and INN’s operations with those of the Company, including: retention of key personnel; the effect on relationships with customers, suppliers, and other third parties; and the diversion of management time and attention to the integration; (xiii) the number of shares and amount of cash that will be required in connection with any post-closing milestone payments, including as a result of changes in the trading price of the Company’s common stock and their effect on the amount of cash needed by the Company to fund any post-closing milestone payments in connection with the acquisitions; (xiv) the continuation of recent quality issues with respect to our global supply chain (xv) the effect and timing of changes in laws or in governmental regulations; and (xvi) other risks described in our public filings with the SEC.
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
We offer a portfolio of products for thoracolumbar procedures, including: the Streamline® TL Spinal Fixation system, a system for degenerative and complex spine procedures; and the Streamline MIS® Spinal Fixation System, a broad range of implants and instruments used via a percutaneous or mini-open approach. We offer a complementary line of interbody fusion devices, Fortilink-TS®, Fortilink-L®, and Fortilink-A®, in our TETRAfuse® 3D Technology, which is 3D printed with nano-rough features that have been shown to allow more bone cells to attach to more of the implant, increasing the potential for fusion. We also offer a portfolio of products for cervical procedures, including: the CervAlign®

ACP System, a comprehensive anterior cervical plate system; the Fortilink®-C IBF System, a cervical interbody fusion device that utilizes TETRAfuse® 3D technology; and the Streamline® OCT System, a broad range of implants used in the occipito-cervico-thoracic posterior spine. Our motion preservation systems are designed to enable restoration of segmental stability while preserving motion. These systems include: the Coflex® Interlaminar Stabilization device, the only FDA PMA-approved implant for the treatment of moderate lumbar spinal stenosis in conjunction with decompression; and the HPS® 2.0 Universal Fixation System, a pedicle screw system used for posterior stabilization of the thoracolumbar spine that includes a unique dynamic coupler shown to preserve motion and reduce the mechanical burden on adjacent segments available in select markets. Our implant system for fusion of the sacroiliac joint, the SImmetry® SI Joint Fusion System, is a minimally invasive surgical implant system that has been clinically demonstrated to facilitate fusion of the sacroiliac joint and statistically significant decreases in opioid use, pain, and disability.
Through a series of distribution agreements, our product portfolio of biomaterials consists of a variety of bone graft substitutes, including cellular allografts, demineralized bone matrices (“DBMs”), and synthetic bone growth substitutes that have a balance of osteoinductive and osteoconductive properties to enhance bone fusion rates following spinal surgery. We market ViBone® and ViBone® Moldable, two next-generation viable cellular allograft bone matrix products intended to provide surgeons with improved results for bone repair. ViBone and ViBone Moldable are processed using a proprietary method optimized to protect and preserve the health of native bone cells to potentially enhance new bone formation and are designed to perform and handle in a manner similar to an autograft. ViBone and ViBone Moldable contain cancellous bone particles as well as demineralized cortical bone particles and fibers, delivering osteoinductive, osteoconductive, and osteogenic properties. Our DBM product offering includes BioSet®, BioReady®, and BioAdapt®, a DBM portfolio consisting of putty, putty with chips, strips, and boat configurations for various surgical applications while providing osteoinductive properties to aid in bone fusion. Our synthetic bone growth substitutes include nanOss® and nanOss® 3D Plus, a family of products that provide osteoconductive nano-structured hydroxyapatite (“HA”) and an engineered extracellular matrix bioscaffold collagen carrier that mimics a natural bone growth solution.
We are also developing an artificial intelligence (“AI”) and augmented reality (“AR”) technology platform called HOLO™ AI, a powerful suite of AI software technology which strives to connect the continuum of care from the pre-op and clinical stage through post-op care and is designed to achieve better surgical outcomes, reduce complications, and improve patient satisfaction. We believe HOLO™ AI is one of the most advanced AI technologies with applications beyond the spine and operating room. Our HOLO Portal™ surgical guidance system, a component of our HOLO™ AI technology platform, is designed to automatically recognize, identify, and segment patient anatomy to autonomously assist the surgeon throughout the surgical procedure. This proprietary AI-based platform is an intelligent anatomical mapping technology designed to assist surgeons by allowing them to remain in safe anatomical zones, and to enhance surgical performance. We plan to leverage our HOLO AI platform to improve patient outcomes as well as increase the adoption of our spinal hardware implants and biomaterials products. We are in the process of developing a pipeline of new innovative technologies that we plan to integrate with our HOLO™ AI platform in the future.

On January 18, 2022 we announced receipt of 510(k) clearance from the U.S. Food and Drug Administration for the HOLO Portal™ surgical guidance system for use within lumbar spine procedures.
The HOLO Portal™ surgical guidance system combines (i) advanced AR to provide the surgeon with an “X-ray vision”-like 3D overlay rendering of the patient’s anatomy, (ii) automated image processing and modular spine level identification and segmentation of the patient’s anatomy to enhance navigation, and (iii) autonomous planning software and implant selection. The HOLO Portal™ system's AI is designed to recognize the different classes of anatomical structures and help the surgeon identify anatomy within complex areas of the spine. The HOLO Portal™ system has been designed with unique set up process of quickly establishing the synchronization between virtual images and the patient’s real anatomy, a process called registration. The HOLO Portal surgical guidance system has been designed to provide surgeons with real-time perioperative information such as alerts and suggestions to ensure the surgeon approved operative plan is followed, decrease surgical complications, reduce surgical times, and improve patient outcomes. Following our first 510(k) clearance, we continue to commercialize the HOLO Portal™ surgical guidance system in a limited market release for use in the lumbar spine, with plans to expand to thoracic and cervical spine and intracranial in the future.
With respect to the HOLO AI™ technology platform, we plan to develop and commercialize several next-generation features, including smart instrumentation, integration with robotic platforms, patient-specific 3D printed implants, and diagnostic and predictive analytics. This new generation of surgical devices will be designed with tracking technology intended to allow real-time 3D visualization and positioning of the instruments in the surgical field and autonomous safety features to aid in surgical precision and help avoid potential damage to surrounding tissue and neurological structures. We are designing HOLO AI technology to be integrated with existing robotic platforms to make them “smart” by identifying relevant anatomy. In addition, we are designing the HOLO AI™ platform with a software application to enable patient-specific implants with exact dimensions, shape, and contour based on a patient’s specific bone density and height. We are also working on a novel diagnostic and predictive analytics capability using machine learning that leverages a large volume of patient data with known outcomes to allow for autonomous identification of spinal pathology.
We have aligned our core business principles with a focused business strategy that we believe will advance and scale our business with the ultimate goal of delivering on our promise to help improve surgical procedures and provide better patient outcomes. To support this effort, we have assembled a spine-industry experienced executive leadership team to execute our growth strategy. This strategy includes leveraging our technology platform to improve patient outcomes and drive adoption of our spinal hardware implants and biomaterials products, developing and commercializing an increased cadence of innovative spinal hardware implants and biomaterials products, validating our innovative products with clinical evidence, growing our international business, and strategically pursuing acquisition, license, and distribution opportunities.
We currently market and sell our products to hospitals, ambulatory surgery centers, and healthcare providers in the United States and in approximately 50 countries worldwide. Our U.S. sales organization consists of area sales directors and regional product specialists who oversee a network of independent spine and orthobiologics distributors who receive commissions for sales that they generate. Our international sales organization is composed of a sales management team that oversees a network of direct sales representatives, independent spine and orthobiologics distributors, and stocking distributors.
We plan to use our existing cash to fund our general corporate needs and are in the process of initiating expense reduction plans to lower operating expenses and reduce our overall cash burden. Further, we are evaluating corporate realignment programs to further streamline the organization, improve processes and lower future capital outlays moving into 2023. Based on our current cash flow forecast, these cost containment programs will not be sufficient to meet our anticipated cash needs beyond the early part of the first quarter of 2023. In the interim, we are seeking additional funding through the issuance of equity or debt or other financial instruments. Absent receipt of additional third party financing, based on our current cash flow forecast, the Company will not have adequate capital resources to meet its current obligations as they become due past the early part of the first quarter of 2023, we may be required to seek bankruptcy protection of the courts, which could cause us to be delisted from the NASDAQ, further limiting our ability to obtain financing in the future.
Sale of OEM Business
See Note 3 - Discontinued Operations
Acquisitions
See Note 6 – Business Combinations.
COVID-19
See Note 1 - Business

Results of Operations
The following table set forth, in both thousands of dollars and as a percentage of revenues, the results of our operations for the three and nine months ended September 30, 2022 and 2021, respectively:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,
	2022		2021		2022		2021
Revenues	$20,178	100.0%	$20,545	100.0%	$61,406	100.0%	$68,670	100.0%
Cost of goods sold	5,486	27.2%	6,811	33.2%	18,310	29.8%	20,278	29.5%
Gross profit	14,692	72.8%	13,734	66.8%	43,096	70.2%	48,392	70.5%
Operating Expenses:
General and administrative	23,855	118.2%	27,564	134.2%	73,461	119.6%	79,264	115.4%
Research and development	3,872	19.2%	2,901	14.1%	12,402	20.2%	8,960	13.0%
Gain on acquisition contingency	(6,691)	(33.2)%	(1,266)	(6.2)%	(17,184)	(28.0)%	(3,553)	(5.2)%
Asset impairment and abandonments	2,335	11.6%	5,411	26.3%	4,270	7.0%	9,794	14.3%
Transaction and integration expenses	214	1.1%	—	—%	1,352	2.2%	2,510	3.7%
Total operating expenses	23,585	116.9%	34,610	168.5%	74,301	121.0%	96,975	141.2%
Other operating income, net	(898)	(4.5)%	(3,932)	(19.1)%	(898)	(1.5)%	(3,932)	(5.7)%
Operating loss	(7,995)	(39.6)%	(16,944)	(82.5)%	(30,307)	(49.4)%	(44,651)	(65.0)%
Other expense (income) - net
Other expense (income) - net	330	1.6%	(117)	(0.6)%	379	0.6%	(221)	(0.3)%
Interest expense	252	1.2%	—	—%	756	1.2%	—	—%
Foreign exchange loss	1,268	6.3%	471	2.3%	2,677	4.4%	921	1.3%
Change in fair value of warrant liability	(50)	(0.2)%	(7,739)	(37.7)%	(18,917)	(30.8)%	(10,262)	(14.9)%
Total other expense (income) - net	1,800	8.9%	(7,385)	(35.9)%	(15,105)	(24.6)%	(9,562)	(13.9)%
(Loss) before income tax provision	(9,795)	(48.5)%	(9,559)	(46.5)%	(15,202)	(24.8)%	(35,089)	(51.1)%
Income tax provision (benefit)	38	0.2%	(1,304)	(6.3)%	292	0.5%	(1,004)	(1.5)%
Net loss from operations	(9,833)	(48.7)%	(8,255)	(40.2)%	(15,494)	(25.2)%	(34,085)	(49.6)%
Discontinued Operations (Note 3)
Loss from operations of discontinued operations	—	—%	—	—%	—	—%	(6,316)	(9.2)%
Income tax (benefit)	—	—%	(349)	(1.7)%	—	—%	(1,112)	(1.6)%
Net income (loss) from discontinued operations	—	—%	349	1.7%	—	—%	(5,204)	(7.6)%
Net (loss)	(9,833)	(48.7)%	(7,906)	(38.5)%	(15,494)	(25.2)%	(39,289)	(57.2)%
Noncontrolling interests
Net income applicable to noncontrolling interests	—	—%	—	—%	—	—%	—	—%
Net loss applicable to Surgalign Holdings, Inc.	(9,833)	(48.7)%	(7,906)	(38.5)%	(15,494)	(25.2)%	(39,289)	(57.2)%

Other comprehensive income (loss)
Unrealized foreign currency translation loss (gain)	180	0.9%	(362)	(1.8)%	(242)	(0.4)%	(398)	(0.6)%
Total other comprehensive loss	$(10,013)	(49.6)%	$(7,544)	(36.7)%	$(15,252)	(24.8)%	$(38,891)	(56.6)%

The following operations commentary includes explanation of performance for the most recently completed quarter compared with the corresponding period in the preceding fiscal year and the most recently completed quarter compared with the immediately preceding quarter. We believe this presentation provides better visibility into the organization’s operations.
Three Months Ended September 30, 2022, Compared With Three Months Ended September 30, 2021
Revenues – Total revenues decreased $0.3 million, or 1.8%, to $20.2 million for the three months ended September 30, 2022, compared to $20.5 million for the three months ended September 30, 2021. The decrease in revenue was primarily related to the impact of the global pandemic, which has led to fewer surgical procedures and hospital staffing shortages throughout the U.S., along with administrative staffing shortages and resulting contractual delays, among other factors.

Gross profit – Gross profit increased $1.0 million or 7.0% to $14.7 million for the three months ended September 30, 2022 compared to $13.7 million for the three months ended September 30, 2021. Gross profit percentage increased by 6.0% to 72.8% from 66.8% for the three months ended September 30, 2021. The increase in gross profit was primarily attributed to improved product mix for the comparable periods and a decrease in excess and obsolete expense incurred during the period ended September 30, 2022.
Operating expenses - Total operating expenses decreased by $11.0 million or 31.9% to $23.6 million for the three months ended September 30, 2022 compared to $34.6 million for the three months ended September 30, 2021. The primary driver for the decline as a $3.7 million decrease in “General and administrative” expenses related to a reduction in spending through continued simplification of the Company’s distribution and administrative infrastructure. The year-over-year decrease was also related to a $5.4 million gain from the revaluation of the acquisition contingency. Additionally, there was a decrease in “Asset impairment and abandonment” of $3.1 million due to the impairment of the Company’s ERP system in 2021 and a reduction in capital expenditures during 2022. This was partially offset by an increase of $1.0 million in “Research and development” expenses related to the continued development of the HOLO AITM platform and obtaining regulatory approval.
Net loss from operations and per share amount – Total net loss from operations increased $1.5 million or 19.1% to $9.8 million loss for the three months ended September 30, 2022 from a net loss of $8.3 million for the three months ended September 30, 2021. Net loss per share decreased from $1.79 as of September 30, 2021 to $1.46 net loss per share as of September 30, 2022. The main drivers of the increase are caused by the $7.7 million change in warrant liability revaluation and the fluctuations within the operating expense accounts as described above.
Three Months Ended September 30, 2022, Compared With Three Months Ended June 30, 2022
Revenues – Total revenues decreased $0.4 million, or 2.2%, to $20.2 million for the three months ended September 30, 2022, compared to $20.6 million for the three months ended June 30, 2022. The decrease in revenue was primarily related to a $0.4 million decline in international sales as a result of economic and market conditions resulting in fewer procedures for the comparable periods.
Gross profit – Gross profit increased $0.5 million, or 3.4%, to $14.7 million for the three months ended September 30, 2022 compared to $14.2 million for the three months ended June 30, 2022. Gross profit percentage increased by 3.9% to 72.8% from 68.9% for the three months ended June 30, 2022. The increase in gross profit was primarily related to improved product mix for the comparable periods. In addition there was a decrease in excess and obsolete expense incurred during the period ended September 30, 2022.
Operating expenses - Total operating expenses decreased by $4.0 million, or 14.5%, to $23.6 million for the three months ended September 30, 2022, compared to $27.6 million for the three months ended June 30, 2022. The main driver was a $0.4 million decrease in “General and administrative” expenses caused by a reduction in spending through continued simplification of the distribution and administrative infrastructure. The year-over-year decreased was also related to a $4.7 million change in acquisition contingency revaluation. This was partially offset by an increase of $1.3 million in “Asset impairment and abandonment” expenses related to continued instrument purchases during the period ended September 30, 2022 related to the Cortera Launch.
Net loss from operations and per share amount – Total net loss from operations increased $4.0 million, or 72.9%, to $9.8 million loss for the three months ended September 30, 2022 from a net loss of $5.7 million for the three months ended June 30, 2022. Net loss per share increased from $0.86 net loss per share as of June 30, 2022 to $1.46 net loss per share as of September 30, 2022. The main drivers of the increase are caused by the $9.1 million change in warrant liability revaluation and the fluctuations within the operating expense accounts as described above.
Nine Months Ended September 30, 2022, Compared With Nine Months Ended September 30, 2021
Revenues – Total revenues decreased $7.3 million, or 10.6%, to $61.4 million for the nine months ended September 30, 2022, compared to $68.7 million for the nine months ended September 30, 2021. The decrease in revenue was primarily related to the impact of the global pandemic, which has led to fewer surgical procedures and hospital staffing shortages throughout the U.S., along with administrative and staff shortages and resulting contractual delays, among other factors.
Gross profit – Gross profit decreased $5.3 million, or 10.9%, to $43.1 million for the nine months ended September 30, 2022 compared to $48.4 million for the nine months ended September 30, 2021. Gross profit percentage decreased by 0.3% to 70.2% from 70.5% for the nine months ended September 30, 2021. The decrease in gross profit was primarily caused by decreased revenue period over period. Additionally there has been an increase in excess and obsolete expense incurred during the comparable periods as a result of continued product rationalization programs instituted by the Company.
Operating expenses - Total operating expenses decreased by $22.8 million, or 23.4%, to $74.3 million for the nine months ended September 30, 2022, compared to $97.0 million for the nine months ended September 30, 2021. The primary driver was the decrease in the Holo milestone valuation of approximately $13.6 million, which is recorded through the “Gain on acquisition contingency” line item on the condensed consolidated statements of comprehensive loss. Additionally, “General and administrative” expenses declined by $5.8 million for the comparable periods as a result of reduced spending through the continued simplification of the distribution and administrative infrastructure. Additionally, there was a decrease in “Asset impairment and abandonment” of $5.5 million due the impairment of the Company’s ERP system costs occurring in 2021 and a reduction in capital expenditures. This was partially offset by an increase of $3.4 million in “Research and development” expenses related to the continued development of the HOLO AI™ platform and obtaining regulatory approval.
Net loss from operations and per share amount – Total net loss from operations decreased $18.6 million or 54.5% to a $15.5 million loss for the nine months ended September 30, 2022 from a $34.1 million of loss for the nine months ended September 30, 2021. Net loss per share decreased from $8.73 net loss per share as of September 30, 2021 to $2.44 net loss per share as of September 30, 2022. The main drivers of the increase are caused by the $13.6 million gain on acquisition contingency caused by the revaluation of the Holo milestones, the $8.7 million change in warrant liability revaluation and the fluctuations within the operating expense accounts as described above.
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
To supplement our condensed consolidated financial statements presented on a GAAP basis, we disclose non-GAAP net loss applicable to common shares, non-GAAP gross profit, non-GAAP operating expenses, and reconciliation of net loss to adjusted earnings before interest, taxes, depreciation and amortization (EBITDA) adjusted for certain amounts. The calculation of the tax effect on the adjustments between GAAP net loss applicable to common shares and non-GAAP net income applicable to common shares is based upon our estimated annual GAAP tax rate, adjusted to account for items excluded from GAAP net loss applicable to common shares in calculating non-GAAP net loss applicable to common shares. Reconciliations of each of these non-GAAP financial measures to the corresponding GAAP measures are included in the reconciliations below:
Non-GAAP Gross Profit, Adjusted:

	For the Three Months Ended September 30,
(In thousands)	2022		2021
Revenues	$20,178	100.0%	$20,545	100.0%
Costs of goods sold	5,486	27.2%	6,811	33.2%
Gross profit, as reported	14,692	72.8%	13,734	66.8%
Inventory purchase price adjustment	431	2.1%	458	2.2%
Non-GAAP gross profit, adjusted	$15,123	74.9%	$14,192	69.1%

	For the Nine Months Ended September 30,
(In thousands)	2022		2021
Revenues	$61,406	100.0%	$68,670	100.0%
Costs of goods sold	18,310	29.8%	20,278	29.5%
Gross profit, as reported	43,096	70.2%	48,392	70.5%
Inventory write-off	535	0.9%	—	—%
Inventory purchase price adjustment	1,255	2.0%	1,539	2.2%
Non-GAAP gross profit, adjusted	$44,886	73.1%	$49,931	72.7%

Non-GAAP Operating Expenses, Adjusted

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Operating Expenses	$23,585	$34,610	$74,301	$96,975
Non-cash stock-based compensation	1,213	1,868	3,512	4,218
Gain on acquisition contingency	(6,691)	(1,266)	(17,184)	(3,553)
Bargain purchase gain	—	(90)	—	(90)
Asset impairment and abandonments	2,335	5,411	4,270	9,794
Transaction and integration expenses	214	—	1,352	2,510
Severance and restructuring costs	—	(10)	—	227
Adjusted Operating Expenses*	$26,514	$28,697	$82,351	$83,869
Adjusted Operating Expenses as a percent of revenues	131.4%	139.7%	134.1%	122.1%

*Please note this reconciliation does not include HOLO™ Portal capitalized costs of $0.4 million and $0.0 million for the three months ended September 30, 2022 and 2021, and $0.8 million and $0.0 million for the nine months ended September 30, 2022 and 2021.

Reconciliation of Net Loss Applicable to Common Shares and Net Loss Per Diluted Share to Adjusted Net Loss Applicable to Common Shares and Adjusted Net Loss Per Diluted Share

	For the Three Months Ended
	September 30, 2022		September 30, 2021
	Net Loss Applicable to Common Shares	Amount Per Diluted Share	Net Loss Applicable to Common Shares	Amount Per Diluted Share
Net loss from continuing operations	$(9,833)	$(1.46)	$(8,255)	$(1.79)
Change in fair value of warrant liability	(50)	(0.01)	(7,739)	(1.68)
Gain on acquisition contingency	(6,691)	(0.99)	(1,266)	(0.27)
Other operating income, net	(898)	(0.13)	(3,932)	(0.85)
Non-cash stock-based compensation	1,213	0.18	1,868	0.41
Foreign exchange loss	1,268	0.19	471	0.10
Bargain purchase gain	—	—	—	—
Asset impairment and abandonments	2,335	0.35	5,411	1.17
Transaction and integration expenses	214	0.03	—	—
Inventory purchase price adjustment	431	0.06	458	0.10
Inventory write-off	—	—	—	—
Severance and restructuring costs	—	—	(10)	—
Tax effect on adjustments	—	—	—	—
Non-GAAP net loss from continuing operations*	$(12,011)	$(1.78)	$(12,994)	$(2.81)

*Please note this reconciliation does not include HOLO™ Portal capitalized costs of $0.4 million and $0.0 million for the three months ended September 30, 2022 and 2021.

	For the Nine Months Ended
	September 30, 2022		September 30, 2021
	Net Loss Applicable to Common Shares	Amount Per Diluted Share	Net Loss Applicable to Common Shares	Amount Per Diluted Share
Net loss from continuing operations	$(15,494)	$(2.44)	$(34,085)	$(8.73)
Change in fair value of warrant liability	(18,917)	(2.98)	(10,262)	(2.63)
Gain on acquisition contingency	(17,184)	(2.70)	(3,553)	(0.91)
Other operating income, net	(898)	(0.14)	(3,932)	(1.01)
Non-cash stock-based compensation	3,512	0.55	4,218	1.08
Foreign exchange loss	2,677	0.42	921	0.24
Bargain purchase gain	—	—	(90)	(0.02)
Asset impairment and abandonments	4,270	0.67	9,794	2.51
Transaction and integration expenses	1,352	0.21	2,510	0.64
Inventory purchase price adjustment	1,255	0.20	1,539	0.39
Inventory write-off	535	0.08	—	—
Severance and restructuring costs	—	—	227	0.06
Tax effect on adjustments	—	—	(28)	(0.01)
Non-GAAP net loss from continuing operations*	$(38,892)	$(6.13)	$(32,741)	$(8.39)

*Please note this reconciliation does not include HOLO™ Portal capitalized costs of $0.8 million and $0.0 million for the nine months ended September 30, 2022 and 2021.

Reconciliation of Net Loss Applicable to Common Shares to Adjusted EBITDA

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(In thousands)	2022	2021	2022	2021
Net loss from continuing operations	$(9,833)	$(8,255)	$(15,494)	$(34,085)
Interest expense, net	252	—	756	—
Income tax provision (benefit)	38	(1,304)	292	(1,004)
Depreciation	500	703	1,575	1,856
EBITDA	(9,043)	(8,856)	(12,871)	(33,233)
Non-cash stock-based compensation	1,213	1,868	3,512	4,218
Foreign exchange loss	1,268	471	2,677	921
Other operating income, net	(898)	(3,932)	(898)	(3,932)
Inventory purchase price adjustment	431	458	1,255	1,539
Change in fair value of warrant liability	(50)	(7,739)	(18,917)	(10,262)
Gain on acquisition contingency	(6,691)	(1,266)	(17,184)	(3,553)
Bargain purchase gain	—	—	—	(90)
Asset impairment and abandonments	2,335	5,411	4,270	9,794
Transaction and integration expenses	214	—	1,352	2,510
Inventory write-off	—	—	535	—
Severance and restructuring costs	—	(10)	—	227
Adjusted EBITDA*	$(11,221)	$(13,595)	$(36,269)	$(31,861)
Adjusted EBITDA as a percent of revenues	(55.6)%	(66.2)%	(59.1)%	(46.4)%

*Please note this reconciliation does not include HOLO™ Portal capitalized costs of $0.4 million and $0.0 million for the three months ended September 30, 2022 and 2021, and $0.8 million and $0.0 million for the nine months ended September 30, 2022 and 2021.

The following are explanations of the adjustments that management excluded as part of the non-GAAP measures for the three and nine months ended September 30, 2022 and 2021. Management removes the amount of these costs including the tax effect on the adjustments from our operating results to supplement a comparison to our past operating performance.

2022 and 2021 Non-cash stock-based compensation – These costs relate to expense amortization for all stock-based awards made to employees and directors, including restricted stock awards, restricted stock units, stock options and the employee stock purchase plan purchase rights.

2022 and 2021 Foreign exchange loss – These costs relate to the process of remeasuring international activity into the Company's functional currency.
2022 and 2021 Change in fair value of warrant liability – Other income related to the revaluation of our warrant liability.
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
2022 and 2021 Inventory purchase price adjustment – These costs relate to the purchase price effects of acquired Paradigm inventory that was sold during the three and nine months ended September 30, 2022 and 2021.

2022 and 2021 Other operating income, net – Gain related to the Company’s inventory settlement with OEM.

2022 Inventory write-off – These costs relate to inventory write-offs for product rationalization.

2021 Bargain purchase gain – Gain related to our acquisition of Prompt Prototypes, LLC.
2021 Severance and restructuring costs – These gain and costs relate to the reduction of our organizational structure, primarily driven by simplification of our Marquette, MI location.
Non-GAAP Three Months Ended September 30, 2022, Compared With Non-GAAP Three Months Ended September 30, 2021
Non-GAAP gross profit – Non-GAAP gross profit increased $0.9 million, or 6.6%, to $15.1 million for the three months ended September 30, 2022 compared to $14.2 million for three months ended September 30, 2021. Gross profit percentage increased by 5.8% to 74.9% from 69.1% for the three months ended September 30, 2022 and 2021, respectively. The increase in gross profit was primarily caused by improved product mix for the comparable periods and a decrease in excess and obsolete expense incurred in the period.
Non-GAAP operating expenses - Total Non-GAAP operating expenses decreased by $2.2 million or 7.6% to $26.5 million for the three months ended September 30, 2022 compared to $28.7 million for the three months ended September 30, 2021. There was an increase in “Research and development” expenses of $1.0 million mainly caused by the continued development of the HOLO AITM platform and obtaining regulatory approval. This was partially offset by a decrease in “Asset impairment and abandonment” of $3.1 million due to impairment of the ERP system in 2021 and a reduction in capital expenditures.
Non-GAAP Net loss from operations and Non-GAAP per share amount – Total net loss from operations decreased $1.0 million or 7.6% to $12.0 million for the three months ended September 30, 2022 from a $13.0 million net loss for the three months ended September 30, 2021. Non-GAAP net loss per share decreased from $2.81 as of September 30, 2021 to net loss per share of $1.78 as of September 30, 2022. The main drivers of the loss and per share decreases are caused by the increase in non-GAAP gross profit explained above and the decrease in non-GAAP operating expenses.
Adjusted EBITDA – Total adjusted EBITDA decreased $2.4 million or 17.5% to a $11.2 million loss for the three months ended September 30, 2022 from a $13.6 million loss for the three months ended September 30, 2021. The main drivers of the decrease are caused by the decrease in non-GAAP gross profit explained above, the decrease in non-GAAP operating expenses, and an increase in interest expense of $0.3 million due to the debt issued related to the INN acquisition.
Non-GAAP Three Months Ended September 30, 2022, Compared With Non-GAAP Three Months Ended June 30, 2022
Non-GAAP gross profit – Non-GAAP gross profit decreased $0.1 million or 0.2% to $15.1 million for the three months ended September 30, 2022 compared to $15.2 million for three months ended June 30, 2022. Gross profit percentage increased by 1.4% to 74.9% from 73.5% for the three months ended September 30, 2022 and for the three months ended June 30, 2022, respectively. The decrease in gross profit was primarily related to lower revenue for the comparable periods which was offset by an increase in excess and obsolete expense incurred during the period as a result of continued product rationalization programs instituted by the Company.
Non-GAAP operating expenses - Total Non-GAAP operating expenses decreased by $1.0 million or 3.4% to $26.5 million for the three months ended September 30, 2022 compared to $27.5 million for the three months ended June 30, 2022. The main driver was a $0.4 million decrease in “General and administrative” expenses caused by a reduction in spending through continued simplification of the distribution and administrative infrastructure. This was partially offset by an increase of $1.3 million in “Asset impairment and abandonment” expenses related to continued instrument purchases during the period ended September 30, 2022.
Non-GAAP Net loss from operations and Non-GAAP per share amount – Total net loss from operations decreased $0.6 million or 5.1% to $12.0 million for the three months ended September 30, 2022 from a $12.7 million net loss for the three months ended June 30, 2022. Non-GAAP net loss per share decreased from $1.91 as of June 30, 2022 to net loss per share of $1.78 as of September 30, 2022. The main driver of the year-over-year loss and per share loss decreases was the increase in non-GAAP gross profit explained above and the decrease in non-GAAP operating expenses.
Adjusted EBITDA – Total adjusted EBITDA decreased $0.5 million or 4.5% to a $11.2 million loss for the three months ended September 30, 2022 from a $11.7 million loss for the three months ended June 30, 2022. The main drivers of the decrease are caused by the increase in non-GAAP gross profit explained above and the decrease in non-GAAP operating expenses.
Non-GAAP Nine Months Ended September 30, 2022, Compared With Non-GAAP Nine Months Ended September 30, 2021
Non-GAAP gross profit – Non-GAAP gross profit decreased $5.0 million or 0.3% to $44.9 million for the nine months ended September 30, 2022 compared to $49.9 million for the nine months ended September 30, 2021. Gross profit percentage increased by 0.4% to 73.1% from 72.7% for the nine months ended September 30, 2022 and 2021, respectively. The decrease in gross profit was primarily caused by decreased revenue in the period over period . The increase in gross margin was primarily due to a decrease in excess and obsolete expense as a result of continued product rationalization programs instituted by the Company. In addition the inventory purchase price adjustment reduced by $0.3 million due to a continued amortization of the fair value adjustment.
Non-GAAP operating expenses - Total Non-GAAP operating expenses decreased by $1.6 million or 1.8% to $82.4 million for the nine months ended September 30, 2022 compared to $83.9 million for the nine months ended September 30, 2021. There was an increase in "Research and development" expenses of $3.4 million mainly caused by the continued development of the HOLO platform and obtaining regulatory approval. This was partially offset by a decrease in "General and administrative" expenses of $5.8 million due to a reduction in spending through the simplification of the distribution and administrative infrastructure.
Non-GAAP Net loss from operations and Non-GAAP per share amount – Total net loss from operations increased $6.2 million or 18.8% to $38.9 million for the nine months ended September 30, 2022 from $32.7 million for the nine months ended September 30, 2021. Non-GAAP net loss per share decreased from $8.39 as of September 30, 2021 to net loss per share of $6.13 as of September 30, 2022. The main drivers of the loss and loss per share declines were caused by the decrease in non-GAAP gross profit explained above, the decrease in non-GAAP operating expenses, the $13.6 million gain on acquisition contingency caused by the revaluation of the Holo milestones, and the $8.7 million change in warrant liability revaluation. This was partially offset by an increase in interest expense of $0.8 million for the comparable periods due to the debt issued related to the INN acquisition.
Adjusted EBITDA – Total adjusted EBITDA increased $4.3 million or 13.5% to a $36.3 million loss for the nine months ended September 30, 2022 from a $31.9 million loss for the nine months ended September 30, 2021. The main drivers of the decrease were caused by the decline in non-GAAP gross profit explained above, the decrease in non-GAAP operating expenses, the $13.6 million gain on acquisition contingency caused by the revaluation of the Holo milestones, and the $8.7 million change in warrant liability revaluation.
Liquidity and Capital Resources
On September 30, 2022, we had approximately $13.8 million in cash and $24.9 million in trade accounts payable and accrued expense liabilities, all of which are current. We plan to use our existing cash to fund our general corporate needs. We plan to implement a corporate wide review of our organizational structure, processes and costs, along with continued product rationalization initiatives, efforts of which are currently underway. We believe these actions will result in a significant reduction in operating expenses, significantly decrease our current operating cash flow, and lead to a lower cost basis to operate in 2023. However, based on our current cash flow forecast, the current net working capital available will not be sufficient to meet the company’s needs beyond the early part of the first quarter of 2023. Additionally, there is no assurance that Surgalign will be successful in implementing these initiatives. Surgalign is seeking to raise additional capital from fundraising efforts currently underway to supplement its cash on hand to fund operations through the end of the first quarter of 2023 and potentially long-term, depending on the financing options available to the company. There can be no assurance that Surgalign will be able to successfully obtain debt or equity financing in a timely manner or on acceptable terms, if at all. Absent receipt of additional third party financing, based on our current cash flow forecast, we will not have adequate capital resources to meet our current obligations as they become due past the early part of the first quarter of 2023, which would require the Company to seek other strategic alternatives such as further corporate alignment, the potential liquidation of certain assets, a sale of the Company or potential merger with another entity, the potential for a bankruptcy filing and/or result in the Company ceasing operations.
Going Concern
The accompanying condensed consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United

States of America. The going concern basis of presentation assumes that we will continue in operation one year after the date these condensed consolidated financial statements are issued and we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business.
As of September 30, 2022, the Company had cash and cash equivalent of $13.8 million and an accumulated deficit of $585.1 million. For the three and nine months ended September 30, 2022, the company had a loss from continuing operations of $9.8 million and $15.5 million, and a net loss applicable to Surgalign Holdings, Inc. of $9.8 million and $15.5 million, respectively. The Company has incurred losses from operations in the previous two fiscal years and did not generate positive cash flows from operations in fiscal year 2021 or for the nine months ended September 30, 2022. The Company expects net operating losses for the full year 2022 as it works to commercialize its HOLO Portal™ surgical guidance system and further develop its HOLO AI TM platform and spinal device product lines.
On February 15, 2022, we issued and sold in an underwritten public offering 1,285,507 shares of common stock and 163,768 of pre-funded warrants to purchase common stock with gross proceeds of $20.0 million at an effective offering price of $13.8000 and $13.7970 per share respectively. In addition, the Company issued warrants to purchase up to an aggregate of 1,086,956 shares of common stock at a strike price of $18.0000 that are exercisable through February 15, 2027. Also in connection with the offering, the Company issued placement agent warrants to purchase an aggregate of up to 86,956 shares of common stock at a strike price of $17.2500 per share that are exercisable through February 15, 2027. Finally, the Company granted the underwriters the option for a period of 30 days from February 15, 2022 to purchase up to 217,391 additional shares of the Company’s common stock at the public offering price of $13.7970 per share and/or warrants to purchase up to 163,043 shares of the Company’s common stock at a public offering price of $0.0030 per warrant. The Underwriters did not exercise the option to purchase the common shares from the Company, but they did exercise the option to purchase the warrants which have not been converted to common shares as of September 30, 2022. We received net proceeds of $17.7 million from the offering after deducting investor fees of $2.3 million.
On June 14, 2021, we issued and sold in a registered direct offering an aggregate of 966,183 shares of our common stock and investor warrants to purchase up to an aggregate of 966,183 shares of common stock with gross proceeds of $50.0 million at a strike price of $51.7500. The Company, also in connection with the direct offering, issued placement agent warrants to purchase an aggregate of up to 57,971 shares of our common stock at a strike price of $64.6875 per share that are exercisable through June 14, 2024. We received net proceeds of $45.8 million from the offering after deducting investor fees of $4.2 million.
On February 1, 2021, we closed a public offering and sold a total 956,666 shares of our common stock at a price of $45.0000 per share, less the underwriter discounts and commissions. We received gross proceeds of $40.5 million from the offering after deducting the underwriting discounts and commission of $4.0 million.
The Company is projecting that it will continue to generate negative operating cash flows over the next 12-months and beyond. In management’s evaluation of the going concern conclusion, we considered the following: i) supply chain and labor issues, potential of a COVID-19 resurgence, inflation, and recent market volatility; ii) negative cash flows that are projected over the next 12-month period; iii) probability of payment of potential milestone payments related to the Holo Surgical Inc. (“Holo Surgical”) and INN acquisitions should any of the milestones be achieved; iv) INN seller notes with an aggregate amount of $10.6 million due on December 31, 2024; and v) various supplier minimum requirements. The Company’s operating plan for the next 12-month period also includes continued investments in its product pipeline that require additional financings, including digital health, hardware, and biologics.
We are currently seeking additional funding through the issuance of equity, debt or other financial instruments. The Company remains in discussions with various parties but has not yet been able to finalize terms or reach a binding agreement. Depending on the outcome of financing initiatives, the Company may look to sell certain assets, close down certain parts of its business, or pursue other strategic alternatives. Absent additional receipt of third party financing, based on the Company’s current cash flow forecast, it will not have adequate capital resources to meet its current obligations as they become due past the early part of the first quarter of 2023. The Company’s ability to meet its current obligations as they become due over the twelve months and to be able to continue with its operations will depend on obtaining additional funding. No assurance can be given that any of these actions will be completed. If the Company is unable to secure additional financing, implement its planned corporate realignment programs designed to significantly cut costs, the Company may be required to seek the protection of the courts which could cause us to be delisted from the NASDAQ, further limiting our ability to obtain financing.
In consideration of the inherent risks and uncertainties and the Company’s forecasted negative cash flows as described above, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date the condensed consolidated financial statements are issued. Management continually evaluates plans to raise additional debt and/or equity financing and will continue to attempt to curtail discretionary expenditures in the future; however, in consideration of the risks and uncertainties mentioned, such plans cannot be considered probable of occurring at this time.
The recoverability of a major portion of the recorded asset amounts shown in the Company’s accompanying condensed consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its funding requirements on a continuous basis to maintain existing financing to succeed in its future operations. The Company’s condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.
The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Nine Months Ended
(In thousands)	September 30, 2022	September 30, 2021
Net cash used in operating activities	$(45,788)	$(41,611)
Net cash (used in) provided by investing activities	(5,540)	(17,088)
Net cash provided by (used in) financing activities	13,771	82,191
Effect of exchange rate changes on cash and cash equivalents	115	906
Net increase in cash and cash equivalents	$(37,442)	$24,398
Cash and cash equivalents, beginning of period	51,287	43,962
Cash and cash equivalents, end of period	$13,845	$68,360
Cash Flow Analysis – Financing Risk
We expect to devote significant efforts to raise capital, restructure our indebtedness and identify and evaluate potential strategic alternatives, however, there can be no assurance that we will be successful in obtaining capital sufficient to meet our operating needs on terms or a timeframe acceptable to us or at all. Further, in the event that market conditions preclude our ability to consummate such a financing or capital-raising transaction, we may be required to evaluate additional alternatives in restructuring our business and our capital structure. Any failure in these efforts could force us to delay, limit or terminate our operations, make reductions in our workforce, liquidate all or a portion of our assets or pursue other strategic alternatives, and/or seek protection under the provisions of the U.S. Bankruptcy Code.
Although we have estimated our liquidity requirements based on assumptions we consider to be reasonable, we may need additional cash resources due to changed business conditions or other developments, including supply chain challenges, disruptions due to COVID-19, competitive pressures, and regulatory developments, among other developments. Our budget projections may be subject to cost overruns for reasons outside of our control, which would pose a risk to achieve positive cash flow.
We have based our estimate of liquidity on assumptions that may prove to be wrong, and we could use our available capital resources sooner than we currently expect. Our cash flows may fluctuate and are difficult to forecast and will depend on many factors mentioned elsewhere in this discussion and analysis. If we require additional equity or debt financing from outside sources, we may not be able to raise it on terms acceptable to us, or at all, and we may enter into definitive agreements with respect to financing transactions that are unable to be completed. If we are unable to raise additional capital, our business, financial condition and results of operations would be harmed.
At September 30, 2022, we had 83 days of revenues outstanding in trade accounts receivable, an increase of 6 days compared to December 31, 2021. The increase is primarily due to timing of collections from our customers.
At September 30, 2022, excluding the purchase accounting step-up of Paradigm inventory, we had 556 days of inventory on hand, an increase of 132 days compared to December 31, 2021. The increase in inventory days is primarily due to the continued purchase of implants during nine months ended September 30, 2022. We believe that our inventory levels will be adequate to support our on-going operations.
As of September 30, 2022, we have no material off-balance sheet arrangements.

Certain Commitments.
The following table provides a summary of our operating lease obligations and other significant obligations as of September 30, 2022:

	Contractual Obligations Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations (1)	66,764	2,894	11,228	11,849	40,793
Purchase obligations (2)	31,595	18,472	12,861	262	—
Acquisition contingencies (3)	35,011	13,566	21,445	—	—
Total	$133,370	$34,932	$45,534	$12,111	$40,793
(1)These amounts consist of future lease payments including the rental payments associated with the San Diego Design Center which has yet to commence.
(2)These amounts consist of contractual obligations for capital expenditures, open purchase orders and minimum purchase obligations.
(3)The amounts in this table represents future milestone payments related to the Holo Surgical and INN acquisitions as of September 30, 2022.
Item 3.    Quantitative and Qualitative Disclosures About Market Risk
We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities.
We are subject to market risk from exposure to changes in interest rates based upon our financing, investing and cash management activities. We are exposed to interest rate risk in the United States and Germany. Changes in interest rates affect interest income earned on cash and cash equivalents. We have not entered into derivative transactions related to cash and cash equivalents. As of September 30, 2022, all of our indebtedness is based on a fixed rate interest rate.
The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. Our international operations currently transact business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on our September 30, 2022 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations. We do not expect changes in exchange rates to have a material adverse effect on our income or our cash flows in 2022. However, we can give no assurance that exchange rates will not significantly change in the future.
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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period September 30, 2022. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
Except as noted in the first quarter of 2022, there were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting as of September 30, 2022.

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
On August 3, 2022, the Company reached a settlement with the SEC concluding and resolving in its entirety the Investigation. Under the terms of the settlement, the Company paid a civil penalty of $2.0 million, which was previously accrued in our condensed consolidated balance sheets. In addition to the settlement the Company received $0.6 million from former executives related to recouped compensation. We recorded this amount within the “Prepaid and other current assets” on the condensed consolidated balance sheets and as a reduction of “General and administrative” line items on the condensed consolidated statements of comprehensive loss. For the Investigation, there were no amounts outstanding as of September 30, 2022.
Securities Class Action— The Company’s Investigation (as defined below) resulted in stockholder litigation against the Company and certain former officers of the Company in the United States District Court for the Northern District of Illinois (the “Court”) on March 23, 2020 asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). On June 30, 2021, the parties to the Lowry Action conducted a mediation session and on July 27, 2021, a binding term sheet settling the Lowry Action was entered into whereby the defendants agreed to pay $10.5 million (inclusive of attorneys’ fees and administrative costs) in exchange for the dismissal with prejudice of all claims. On September 22, 2021, the court granted preliminary approval to the settlement, and the amount was paid by the Company’s insurers under its Directors’ and Officers’ insurance policies. The Court entered an order approving the settlement on January 26, 2022 and no amounts were outstanding on September 30, 2022. The matter is now concluded.
Derivative Lawsuits—Three derivative lawsuits have also been filed on behalf of the Company, naming it as a nominal defendant, and demanding a jury trial. On June 5, 2020, David Summers filed a shareholder derivative lawsuit (the “Summers Action”) against certain current and former directors and officers of the Company (as well as the Company as a nominal defendant), in the United States District Court for the Northern District of Illinois asserting statutory claims under Sections 10(b), 14(a), and 20(a) of the Exchange Act, as well as common law claims for breach of fiduciary duty, unjust enrichment and corporate waste. Thereafter, two similar shareholder derivative lawsuits asserting many of the same claims were filed in the same court against the same current and former directors and officers of the Company (as well as the Company as a nominal defendant), as well as a books and records demand under Section 220 of the Delaware General Corporate Law (the “Books and Records Demand”). The three derivative lawsuits have been consolidated into the first-filed Summers Action (together with the Books and Records Demand, the “Derivative Actions”). On September 6, 2020, the court entered an order staying the Summers Action pending resolution of the motions to dismiss in the Lowry Action. On September 30, 2021, the court granted preliminary approval of a proposed settlement of the Derivative Actions (the “Derivative Actions Settlement”). Pursuant to the Derivative Actions Settlement, the Company has agreed to adopt or revise certain corporate governance policies and procedures, and the Company’s insurers agreed to pay $1.5 million to plaintiffs’ counsel. Based on this a corresponding receivable and liability of $1.5 million was recorded within “Prepaid and other current assets,” and “Accrued expenses” on the consolidated balance sheets as of December 31, 2021. The settlement amount was paid by the Company’s insurers under its Directors’ and Officers’ insurance policies in January 2022 in the amount of $1.5 million. On January 24, 2022, the court gave final approval to the Derivative Actions Settlement. The matter is now concluded and no amounts were outstanding on September 30, 2022.
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
Item 1A.    Risk Factors

Surgalign’s recurring losses from operations raise substantial doubt about Surgalign’s ability to continue as a going concern. There is no assurance that Surgalign will be successful in executing upon its operating plan and be able to maintain an adequate level of liquidity, which would result in Surgalign not being able to continue as a going concern.
Since inception, Surgalign has incurred cumulative losses from operations, negative cash flows from operating activities. Surgalign expects to continue to generate significant operating losses for the foreseeable future. Based on Surgalign’s recurring losses from operations since inception and continued cash outflows from operating activities, there is substantial doubt about our ability to continue as a going concern within one year from the original issuance date of such financial statements. On September 30, 2022, we had approximately $13.8 million in cash and $24.9 million in trade accounts payable and accrued expense liabilities, all of which are current. We plan to use our existing cash to fund our general corporate needs. We plan to implement a corporate wide review in which we would implement a cash cutting and product rationalization. While these efforts are expected to result in a significant decrease in our operating expense and cash used in operating activities, based on our current cash flow forecast, the Company’s current net working capital will not be sufficient to meet Surgalign’s current or restructured cash needs beyond the early part of the first quarter of 2023. Additionally, there is no assurance that Surgalign will be successful in implementing these realignment initiatives.
In addition to the risk that the Company’s assumptions and analyses may prove incorrect, the projections may underestimate the professional fees and other costs to be incurred related to the pursuit of various financing options currently being considered and ongoing legal risks. Surgalign is seeking to raise additional capital from fundraising efforts currently underway to supplement its cash on hand to fund operations through the end of the first quarter of 2023 and potentially beyond, which may not be successful. There can be no assurance that Surgalign will be able to successfully obtain debt or equity financing in a timely manner or on acceptable terms, if at all. Absent receipt of additional third party financing, based on our current cash flow forecast, the Company will not have adequate capital resources to meet its current obligations as they become due past the early part of the first quarter of 2023, which would require us to pursue other strategic alternatives such as further corporate alignment, liquidating our assets, selling the Company, filing for bankruptcy, merging with another entity and/or ceasing operations. Surgalign’s cash needs following a potential financing will depend on the extent to what Surgalign’s actual costs vary from Surgalign’s estimates and Surgalign’s ability to control these costs. Any challenges in increasing revenues, adoption of the HOLO Portal™ platform or supplier engagements, further price increases of materials, or additional global supply chain disruptions may further increase the need for additional capital to fund the operations of the business.
The timely achievement of Surgalign’s operating plan as well as its ability to maintain an adequate level of liquidity are subject to various risks associated with Surgalign’s ability to continue to successfully obtain additional sources of funding, and control and effectively manage its costs, as well as factors outside of the Company’s control, including those related to global supply chain disruptions, and the rising prices of materials and ongoing impact of the COVID-19 pandemic. Surgalign’s forecasts and projections of working capital reflect significant judgment and estimates for which there are inherent risks and uncertainties. If Surgalign is unable to continue to execute on its operating plan and continue as a going concern, it may have to seek protection under applicable bankruptcy laws and/or liquidate or reorganize its assets and may receive less than the value at which those assets are carried on its consolidated financial statements. If this were to happen, it is likely that investors would lose part or all of their investment. Future reports from Surgalign’s independent registered public accounting firm may also contain statements expressing substantial doubt about Surgalign’s ability to continue as a going concern. If such doubt about Surgalign continues, investors or other financing sources may be unwilling to provide additional funding to Surgalign on commercially reasonable terms, or at all, and Surgalign’s business may be harmed.
Based on our current cash flow forecast, Surgalign needs to raise additional capital in the near term, and currently does not have sufficient cash on hand to meet its short-term capital requirements beyond the early part of the first quarter of 2023 which could jeopardize its ability to continue its business operations.
Surgalign operates in a capital-intensive industry which requires significant cash to fund its operations. Surgalign expects its capital expenditures and R&D to continue to be significant for the foreseeable future as it continues to develop and grow its digital health business. We plan to implement a corporate wide realignment plan in which we would implement a corporate wide cash cutting, product rationalization and downsizing of our hardware business initiatives. These initiatives are expected to result in a significant decrease in operating expenses and cash used in operating activities, though we can provide no assurance that Surgalign will be successful in implementing these initiatives. Based on our current cash flow forecast, Surgalign continues to project that it will require additional funds by the early part of the first quarter of 2023 in order to continue operations. The Company is continuing financing discussions with multiple parties, but has experienced delays in securing additional funding commitments. There can be no assurance that Surgalign will be able to successfully obtain additional debt or equity financing in a timely manner or on acceptable terms, if at all.
Surgalign will need to raise additional funds through the issuance of equity, equity related or debt securities, or through obtaining credit from financial institutions or governmental organizations. Surgalign cannot be certain that additional funds will be available on favorable terms when required, or at all, and any such financing may dilute Surgalign’s stockholder value. If Surgalign is unable to obtain funding in a timely manner, its financial condition, results of operations, business and prospects will be materially and adversely affected.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to our repurchases of our common stock during the nine months ended September 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 to January 31, 2022	107	$21.15	—	—
February 1, 2022 to February 28, 2022	613	$10.88	—	—
March 1, 2022 to March 31, 2022	239	$9.40	—	—
April 1, 2022 to April 30, 2022	398	$7.88	—	—
May 1, 2022 to May 31, 2022	8,210	$5.40	—	—
June 1, 2022 to June 30, 2022	396	$4.20	—	—
July 1, 2022 to July 31, 2022	393	$3.27	—	—
August 1, 2022 to August 30, 2022	1,191	$3.97	—	—
September 1, 2022 to September 30, 2022	172	$4.08	—	—
Total	11,719	$5.41	—	—
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
#    Filed herewith.
(1)    Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated January 18, 2022.
(2)    Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K12B dated March 11, 2019.
(3)    Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 20, 2019.
(4)    Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed by the Registrant on May 10, 2021.
(5)    Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 16, 2022.
(6)    Incorporated by reference to Exhibit 3.1 to the Registrant’s Quarterly Report on Form 10-Q filed by the Registrant on November 16, 2020.
(7)    Incorporated by reference to Exhibit 99.1 to the Registrant’s Form S-8 dated June 30, 2022 (File No. 333-265912).
(8)    Incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated February 15, 2022.

(9)    Incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K dated February 15, 2022.
(10)    Incorporated by reference to Exhibit 4.3 to the Registrant’s Current Report on Form 8-K dated February 15, 2022.
(11)    Incorporated by reference to Exhibit 4.7 to the Registrant’s Annual Report on Form 10-K filed by the Registrant on March 15, 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGALIGN HOLDINGS, INC. (Registrant)

	By:	/s/ Terry M. Rich
Terry M. Rich President and Chief Executive Officer

	By:	/s/ David B. Lyle
David B. Lyle Chief Financial Officer

Date: November 2, 2022