Form 10-K
period 2022-12-31
SURGALIGN HOLDINGS, INC.
filed 2023-03-30
CIK 1760173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant, based upon the last sale price of the Common Stock reported on the Nasdaq Stock Market as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2022), was approximately $22.1 million.
The number of shares of Common Stock outstanding as of March 24, 2023 was 8,408,123.
DOCUMENTS INCORPORATED BY REFERENCE
As stated in Part III of this Annual Report on Form 10-K, portions of the registrant’s definitive proxy statement to be filed for the registrant’s 2023 Annual Meeting of Stockholders are incorporated by reference in Part III of this Annual Report on Form 10-K.

SURGALIGN HOLDINGS, INC.
FORM 10-K Annual Report

PART I
This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are based on current expectations, estimates and projections about our industry, our management’s beliefs and certain assumptions made by our management. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “projects,” “seeks,” “estimates,” “requires,” “hopes,” “may,” “assumes,” or variations of such words and similar expressions are intended to identify such forward-looking statements. Do not unduly rely on forward-looking statements. These statements give our expectations about future performance, but are not guarantees of future performance and are subject to certain risks, uncertainties and assumptions that are difficult to predict; therefore, actual results may differ materially from those expressed or forecasted in any such forward-looking statements. Actual results could differ materially from those anticipated in these statements as a result of a number of factors, including, but not limited to the following: our access to adequate operating cash flow, trade credit, borrowed funds and equity capital to fund our operations, implement restructuring efforts and pay our obligations as they become due; the terms on which external financing may be available, including the impact of adverse trends or disruption in the global credit and equity markets; our ability to continue as a going concern; the need for additional financing to fund future operations; the failure by us to identify, develop and successfully implement our strategic initiatives, particularly with respect to our digital surgery strategy; failure to realize the expected benefits of the Holo Surgical Inc. and Inteneural Networks Inc. acquisitions; the continued impact of COVID-19 variants, particularly in international markets served by us; risks relating to existing or potential litigation or regulatory actions; and other risks detailed in "Risk Factors" below and elsewhere in this document and in our other filings with the SEC. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements. For a discussion identifying additional important factors that could cause actual results to vary materially from those anticipated in the forward-looking statements, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors” in this Annual Report on Form 10-K. You should review these risk factors for a more complete understanding of the risks associated with an investment in our securities Forward-looking statements speak only as of the date they are made, and unless required by law, we undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.
Item 1.    BUSINESS.
Company Overview
Surgalign Holdings, Inc. (the “Company” or “we”), is a global medical technology company focused on elevating the standard of care by driving the evolution of digital health. We have developed an artificial intelligence (“AI”) and augmented reality (“AR”) technology platform called HOLO™ AI, which we view as a powerful suite of AI software technology which connects the continuum of care from the pre-op and clinical stage through post-op care, and is designed to achieve better surgical outcomes, reduce complications, and improve patient satisfaction. We believe HOLO AI is one of the most advanced AI technologies with applications beyond the spine and operating room. Our HOLO Portal™ surgical guidance system, a component of our HOLO AI technology platform, is designed to automatically recognize, identify, and segment patient anatomy to autonomously assist the surgeon throughout the surgical procedure. This proprietary AI-based platform was developed to be an intelligent anatomical mapping technology designed to assist surgeons by allowing them to remain in safe anatomical zones and to enhance surgical performance. We plan to leverage our HOLO AI platform to improve patient outcomes and drive adoption of our spinal hardware implants and biomaterials products. We have launched several new products and are developing a pipeline of new innovative technologies that we plan to integrate with our HOLO AI platform.
In addition to our digital health solutions, we have a broad portfolio of spinal hardware implants, including solutions for fusion procedures in the lumbar, thoracic, and cervical spine, motion, and a minimally invasive surgical implant system for fusion of the sacroiliac joint. We also have a biomaterials portfolio of advanced and traditional orthobiologics.
We currently market and sell products to hospitals, ambulatory surgery centers, and healthcare providers in the United States and in approximately 40 countries worldwide. We are headquartered in Deerfield, Illinois, with commercial, innovation and design centers in San Diego, California; Wurmlingen, Germany; and Warsaw and Poznan, Poland.
Reverse Stock Split
On May 10, 2022, the stockholders of the Company approved the proposal to authorize the Company’s Board of Directors (the “Board”) to amend the Company’s Amended and Restated Certificate of Incorporation to affect a reverse stock split of the Company’s common stock (the “Reverse Stock Split”). Following Board approval on May 11, 2022, the Reverse Stock Split became effective on May 16, 2022 at a 1-for-30 ratio. The Reverse Stock Split did not modify any rights or preferences of the shares of the Company’s common stock. Proportionate adjustments were made to the exercise prices and the number of shares underlying the Company’s outstanding equity awards, as applicable, and warrants, as well as to the number of shares issued and issuable under the Company’s equity incentive plans. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value of the common stock. Unless we indicate otherwise, all per share amounts and references to common shares and common share amounts in this Annual Report on Form 10-K (this “Report”) reflect the Reverse Stock Split, and the accompanying financial statements and notes to the financial statements give effect to the Reverse Stock Split and have been retroactively applied.
Recent Acquisitions and Disposition
Acquisition of Equity Interest in INN
On December 30, 2021, we completed a Stock Purchase Agreement (“INN Purchase Agreement”) to acquire 42% of Inteneural Networks Inc. (“INN”) for a non-exclusive license to use INN's proprietary AI technology for autonomously segmenting and identifying neural structures in medical images and helping identify possible pathological states in order to advance our digital health strategy. At the time of acquisition, INN was a private technology company engaged in the development of technology to harness machine learning ("ML") and AI with the goal of autonomously and accurately identify and segment neural structures in medical images and integrate specific reference information regarding possible pathological states to physicians caring for patients. The acquisition of INN propels our AI capabilities and our future growth. As consideration for the 42% ownership, we paid total consideration of $19.9 million which consisted of $5.0 million in cash, issuance to the sellers 227,359 shares of our common stock with a fair value of $4.9 million and issuance of two unsecured promissory notes to the Sellers in an aggregate principal amount of $10.6 million with a fair value of $10.0 million. Pursuant to the INN Purchase Agreement, subject to certain contingencies, we are obligated to purchase up to 100% of the equity of INN if the three additional clinical, regulatory, and revenue milestones are met. With the achievement of each milestone and the satisfaction of the related contingencies, we project to acquire an additional 19.3% equity interest in INN for $19.3 million.
Prompt Prototypes LLC Acquisition
On April 30, 2021, we entered into an Asset Purchase Agreement with Prompt Prototypes LLC ("Prompt"). The Company purchased the assets of Prompt to expand its research and development capabilities, and create the capacity to produce certain medical prototypes. Pursuant to the terms of the Agreement, we purchased specific assets and assumed certain liabilities of Prompt for a purchase price of $1.1 million. At the closing, we paid $0.3 million in cash and issued restricted shares with an aggregate fair market value of $0.2 million to the seller. The remaining $0.6 million of the purchase price was required to be paid to the seller, contingent on the continued employment with the us, in the form of cash and restricted shares in two equal amounts on the 18th and 36th month anniversary of the closing date. On October 30, 2022, we issued our first payment to coincide with the 18-month anniversary from the closing date which consisted of $0.2 million of cash and issuance of restricted shares with an aggregate fair market value of $0.1 million. The second payment is considered future compensation and is expected to be paid on the 36th month anniversary of the closing date.
Disposition of Coflex and Cofix product lines
On February 28, 2023, pursuant to an Equity Purchase Agreement (the “Coflex Purchase Agreement”) by and among our indirect subsidiary Surgalign SPV, Inc., a Delaware corporation (“Surgalign SPV”), Surgalign Spine Technologies, Inc, a Delaware corporation and sole stockholder of Surgalign SPV (the “Seller”), the Company and Xtant Medical Holdings, Inc., a Delaware corporation (“Xtant”), Xtant acquired 100% of the issued and outstanding equity of Surgalign SPV, from the Seller (the “Coflex Transaction”). The aggregate consideration paid in the Coflex Transaction for 100% of Surgalign SPV’s equity securities was $17.0 million in cash. As a result of the Coflex Transaction, Xtant acquired our Coflex and Cofix product lines in the United States and worldwide intellectual property rights therein. The Seller, Surgalign SPV and Xtant also entered into a Transition Services Agreement, dated as of February 28, 2023 (the “Transition Services Agreement”), in connection with the Coflex Transaction pursuant to which the Seller has agreed to provide certain transition services to Xtant immediately after the closing for an agreed upon transition period.
COVID-19
The coronavirus (“COVID-19”) pandemic significantly impacted our business results of operations and financial condition in fiscal years 2021 and 2022. At the height of the COVID-19 pandemic, governments implemented extraordinary measures to slow the spread of the virus, which included the mandatory closure of businesses, restrictions on travel and gatherings, quarantine and physical distancing requirements, and vaccine mandates. While market conditions have improved throughout the country and on a global scale, many government agencies in conjunction with hospitals and healthcare systems continue to defer, reduce or suspend certain elective surgical procedures. The COVID-19 pandemic has also adversely impacted supply chains and hospitals’ staffing and administrative functions, resulting in several delays. We may continue to see delays on this front and both delays and reductions in procedural volumes as hospital systems and/or patients elect to defer spine surgery procedures, and the unpredictability of emerging variants may create unforeseen impacts on business operations.
During 2021 and 2022, we raised additional capital to solidify our financial foundation and we continue to invest in our digital health strategy, invest in our teams, and improve operating processes, while taking steps to position the Company for long-term success and improve patient outcomes notwithstanding the COVID-19 pandemic and/or additional variants. Further discussion of the potential impacts on our business from the COVID-19 pandemic is provided under Part I, Item 1A – Risk Factors.
Going Concern
The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation assumes that we will continue in operation one year after the date these financial statements are issued, and we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, as discussed below, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued.
As of December 31, 2022, the Company had cash of $16.3 million and an accumulated deficit of $624.2 million. For the year ended December 31, 2022, the Company had a loss from continuing operations of $54.6 million and a net loss applicable to Surgalign Holdings, Inc. of $54.6 million. The Company has incurred losses from operations in the previous two fiscal years and did not generate positive cash flows from operations in fiscal year 2022 nor in 2021. The Company expects net operating losses for the full year 2023 as it works to commercialize its HOLO Portal™ surgical guidance system and further develop its HOLO™ AI platform and spinal device product lines.
On November 13, 2022, we entered into a securities purchase agreement with a single institutional investor pursuant to which we agreed to sell, in a registered direct offering (the “2022 Registered Direct Offering”), 740,000 shares of our common stock, pre-funded warrants exercisable for up to an aggregate of 5,260,000 shares of common stock, Series A warrants to purchase an aggregate of up to 6,000,000 shares of common stock that are exercisable through November 13, 2027, and Series B warrants to purchase an aggregate of up to 1,500,000 shares of common stock that are exercisable through November 13, 2025. We received gross proceeds of $12.0 million associated with the purchase agreement. Also in connection with the 2022 Registered Direct Offering, we issued placement agent warrants to purchase an aggregate of up to 360,000 of common stock that are exercisable through November 13, 2027.
On February 15, 2022, we issued and sold in an underwritten public offering 1,285,507 shares of our common stock and 163,768 of pre-funded warrants to purchase common stock. In addition, the Company issued warrants to purchase up to an aggregate of 1,086,956 shares of common stock that are exercisable through February 15, 2027. Also in connection with the offering, the Company issued placement agent warrants to purchase an aggregate of up to 86,956 shares of common stock that are exercisable through February 15, 2027. Finally, the Company granted the underwriters the option for a period of 30 days from February 15, 2022 to purchase up to 217,391 additional shares of the Company’s common stock and/or warrants to purchase up to 163,043 shares of the Company’s common stock. The Underwriters did not exercise the option to purchase the common shares from the Company, but they did exercise the option to purchase the warrants which have not been converted to common shares as of December 31, 2022. We received gross proceeds of $20.0 million from the offering.
On June 14, 2021, we issued and sold in a registered direct offering an aggregate of 966,183 shares of our common stock and investor warrants to purchase up to an aggregate of 966,183 shares of common stock. The Company, also in connection with the direct offering, issued placement agent warrants to purchase an aggregate of up to 57,971 shares of our common stock that are exercisable through June 14, 2024. We received gross proceeds of $50.0 million from the offering.
On February 1, 2021, we closed a public offering and sold a total of 956,666 shares of our common stock at a price of $45.0000 per share, less the underwriter discounts and commissions. We received gross proceeds of $44.5 million from the offering.

The Company is projecting it will continue to generate significant negative operating cash flows over the next 12-months and beyond. In management's evaluation of the going concern conclusion we considered the following: i) supply chain and labor issues, potential of a COVID-19 or related variant resurgence, inflation, and recent market volatility; ii) negative cash flows that are projected over the next 12-month period; iii) probability of payment of potential milestone payments related to the Holo Surgical and INN acquisitions should any of the milestones be achieved; iv) INN seller notes with an aggregate amount of $10.6 million due to the seller of INN on December 31, 2024; and v) various supplier minimum purchase agreements. The Company’s operating plan for the next 12-month period also includes continued investments in its product pipeline that require additional financings, including digital health, its digital health products, and certain hardware assets.
Historically, the Company has successfully funded its cash requirements with capital raised through financings and/or asset sales and intends to continue to pursue those paths to address cash shortfalls. We completed the Coflex Transaction for $17.0 million gross funds and net cash of $14.8 million to the Company.
Even with this sale, absent receipt of additional third-party funding and based on our current cash flow forecast, the Company does not expect to have adequate capital resources to meet its current obligations as they become due into the fourth quarter of 2023. The Company’s ability to meet its current obligations as they become due over the next twelve months and to be able to continue with its operations will depend on obtaining additional capital and executing its current corporate strategy. No assurance can be given that any of these actions will be completed. If the Company is unable to secure additional funding and successfully implement its planned corporate realignment programs designed to significantly reduce expenses, the Company may be required to seek protection under applicable bankruptcy laws and/or liquidate or reorganize its assets, which could cause us to be delisted from the NASDAQ, further limiting our ability to obtain financing.
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
The recoverability of a major portion of the recorded asset amounts shown in the Company’s accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its funding requirements on a continuous basis to maintain existing financing to succeed in its future operations. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.
Segments
The Company operates one reportable segment: Spine.
Strategy
Our goal is to improve patient outcomes in Spine and adjacent specialties through the deployment of intelligent digital and surgical technologies across the continuum of care. To achieve our goal, we are pursuing the following strategies:

•Leverage our digital surgery platform to improve patient outcomes. We believe the HOLO Portal™ system is the world’s first AI driven augmented reality guidance system for spine and is the first clinical application of our HOLO™ AI platform. HOLO Portal guidance includes HOLO AI neural networks, which assists the surgeon by autonomously segmenting and labelling anatomic structures from an intraoperative 3D image, and automatically suggesting a patient specific surgical plan. The result is viewed by the surgeon through the AR display and is designed to help them quickly place implants, accurately achieve surgical objectives, and reduce cognitive load. In parallel, we are working to expand the indications for HOLO AI, our portfolio of neural networks designed to analyze, segment, and measure medical images including diagnostic, intraoperative, and postoperative modalities. Our vision is to apply AI across the continuum of care to find what drives patient satisfaction, in spine as well as adjacent specialties.

•Develop and commercialize innovative spine implants and biomaterials products. We plan to continue to drive innovation in our product offering and develop next-generation, clinically validated products with our research and development capabilities. We plan to continue to deepen our relationships with thought-leading surgeons to develop clinically validated procedures and products that deliver better patient outcomes. Key to our long-term vision is the development of products that correlate to our digital surgery platform with current focus on integration in our HOLO AI platform.

•Validate our innovative products with clinical evidence. We have a history of investing in clinical efficacy and outcomes studies to validate our products with peer-reviewed clinical evidence. There are more than 100 peer-reviewed clinical publications spanning our portfolio, including HPS® 2.0 fixation and TETRAfuse® 3D technology. We have built a strong, experienced research and clinical affairs team that we expect will bolster our clinical evidence, adding to our capabilities in digital health. We plan to gather real-world clinical evidence on the safety and efficacy of our new innovative products, which will include clinical evidence in support of the HOLO Portal system and the HOLO AI platform. We plan to continue collaborating with our surgeon customers and key opinion leaders to share clinical data analyses through peer-reviewed scientific publications and conference presentations to the spine surgery and medical community. We believe such clinical data will bring increased awareness of our products and technologies and attract surgeon and patient interest.

•Realign and optimize resources to drive savings and free up resources to invest in innovation. We continue to review all product lines and processes to determine which products hold the greatest growth and value creation opportunities. As part of this process, we are retooling our product portfolio, removing older product lines with lower margin and less attractive growth prospects, which we believe will help simplify our business, remove complexity and improve the overall customer experience. Further, we are actively assessing all expense support structures in order to maximize margins and lower both operating expenses and working capital needs. With the expected savings, additional resources may be allocated to advancing digital health which includes the HOLO AI platform, spine and biologics products and specifically, products which align with our digital health strategy.

•Strategically pursue acquisition, license, and distribution opportunities. We have experience identifying acquisition, license, and distribution opportunities and integrating new technologies to complement our product portfolio, specifically as it relates to our digital health strategy. We plan to strategically use these business development activities to supplement our internal innovations and fill key product portfolio needs and to expand our business network and addressable markets.
Corporate Information
We currently operate at five locations: our corporate headquarters in Deerfield, Illinois; San Diego, California where we have our innovation and design center; Poznan and Warsaw, Poland facilities, where we have our Digital Surgery Innovation Center and research and development team focused on AR and AI; and our Wurmlingen, Germany facility where we manage our international commercial business and maintain a Research and Development Center of Excellence focused on motion preservation implants and instrumentation.
The original Regeneration Technologies, Inc. (“RTI”) was incorporated in 1997 in Florida as a wholly-owned subsidiary of the University of Florida Tissue Bank (“UFTB”). RTI began operations on February 12, 1998, when UFTB contributed its allograft processing operations, related equipment and technologies, distribution arrangements, research and development activities, and certain other assets to RTI. At the time of its initial public offering in August 2000, RTI was reincorporated in the State of Delaware, and in February 2008, RTI changed its name to RTI Biologics, Inc. In July 2013, RTI Biologics, Inc. completed the acquisition of Pioneer Surgical Technology, Inc. and, in connection with the acquisition, changed its name from RTI Biologics, Inc. to RTI Surgical, Inc. On January 4, 2018, RTI Surgical, Inc. entered the sacroiliac joint fusion market with the acquisition of Zyga Technology, Inc., a private commercial-stage company that had developed and begun to commercialize the SImmetry® Sacroiliac Joint Fusion System. On March 8, 2019, RTI Surgical, Inc. acquired Paradigm Spine, LLC (“Paradigm”), a private commercial-stage company focused on motion preservation and non-fusion spinal implant technology whose primary product was the Coflex® Interlaminar Stabilization Device, a minimally invasive motion preserving stabilization implant. On March 8, 2019, in connection with the acquisition of Paradigm Spine, LLC, we restructured and RTI Surgical, Inc. became a wholly-owned subsidiary of RTI Surgical Holdings, Inc.
On July 20, 2020, we completed the sale of our former original equipment manufacturer businesses (“OEM Businesses”) to Ardi Bidco Ltd., an entity owned and controlled by Montagu Private Equity LLP. As a result of the disposition, our former OEM Businesses and our former business related to processing donated human musculoskeletal and other tissue and bovine and porcine animal tissue in producing allograft and xenograft implants using certain sterilization processes were sold. In connection with this transaction, we changed our name from RTI Surgical Holdings, Inc. to Surgalign Holdings, Inc., operating as Surgalign Spine Technologies, Inc., we changed the ticker symbol for our Common Stock to “SRGA,” and we became a pure-play global spine company. On October 23, 2020, we acquired Holo Surgical Inc. (“Holo Surgical”) and the technology related to HOLOTM. We operate in a single segment.
Our principal offices are located at 520 Lake Cook Road, Suite 315, Deerfield, Illinois, 60015, and our phone number is (224) 303-4651. We maintain a corporate website at www.surgalign.com.
Industry Overview
The global spine surgery industry can be broken into various markets that align the treatment procedures for patients suffering from back-related pain and other conditions. The most prevalent markets are spine implants, composed of implantable devices to aid in both fusion and motion preservation procedures and the biomaterials market consisting of human-derived and synthetic bone growth substitute products, as well as other surgical instruments. There are also many new and emerging technologies making their way into the operating room which are also used by surgeons to aid in the treatment of spinal conditions by providing information and tools to enhance treatment planning and execution. Major categories within this segment include surgical navigation systems, robotic targeting devices and pre-surgical planning software, and incorporating the use of artificial intelligence and augmented reality.
Artificial Intelligence

The global artificial intelligence healthcare market was estimated to be approximately $15.1 billion in 2022 and continues to gain rapid traction across the globe, fueled by the need for virtual technologies and improved efficiencies due to the COVID-19 pandemic and the rise in various chronic diseases. Further driving demand is governments’ actions across the global to reduce healthcare costs and the medical communities’ efforts to improve technology usage across the continuum of patient care and AI provides multiple applications that improve patient outcomes in the diagnosis, procedural and post-operative treatment phases.

Spine Implants
The global spine implants market size was estimated at $12.8 billion in 2022 and is projected to expand at a compounded annual growth rate of 5.1% from 2022 to 2030. Most revenues are estimated to be generated from spinal fusion devices and market growth is projected to be driven by an increased number of spinal cord injuries across the globe. Fusion devices are designed and developed to aid in the restoration of spinal alignment and to provide fixation during the fusion process. Conversely, motion preservation devices are designed predominantly to stabilize the spine and allow for motion of the segments. Spine implants can be surgically applied via traditional open surgery or via minimally invasive surgery. We provide devices in both segments of the spine implant market and via both surgical methodologies.
Biomaterials
The global biomaterials market size was estimated at $3.0 billion in 2022. The biomaterials segment covers a large range of bone growth substitutes, including growth factors, cellular allografts, Demineralized Bone Matrices ("DBMs"), traditional allografts, and synthetic bone graft substitutes. Biomaterials are utilized during spine surgery procedures to promote fusion by substituting or augmenting the normal regenerative capacity of bone.
Our Products
We offer surgical guidance systems, a broad portfolio of spine implants, including solutions for fusion procedures in the lumbar, thoracic, and cervical spine. We also have a broad portfolio of biomaterial products.
HOLO Portal™
On January 14, 2022, we received U.S. Food and Drug Administration ("FDA") 510(k) clearance for HOLO Portal™, a surgical guidance system utilizing AR and AI for use in spine surgery. HOLO Portal surgical guidance incorporates HOLO™ AI technology with a unique AR interface to enhance intraoperative image-based navigation with AI driven insights. The system features intraoperative surgical planning that uses AI to automate manual and time-consuming tasks, such as anatomic labelling, implant sizing, and trajectory planning. The surgical plan is then presented to the surgeon through the augmented reality display.
Patented HOLO Portal software includes several convolutional neural networks to segment and group patient anatomy based on intraoperative CT scans. This results in a patient-specific 3D model that is automatically labeled with anatomic structures for use during surgery, including: pedicle, vertebral body, spinal canal, articular processes, transverse process, lamina, spinous process, ribs, pelvis.
HOLO Portal software suggests screw trajectories and measures pedicle sizes from the patient-specific 3D model. The system then suggests the appropriate screw size based on a surgeon-defined pedicle fill ratio. The resulting surgical plan is designed to maximize accuracy and eliminate time spent manually planning trajectories and measuring screw sizes.
Once the segmentation and screw plans are generated, HOLO Portal software displays the surgical plan intraoperatively through the interactive AR display and provides a 3D guidance overlay on the patient’s anatomy. 3D trajectory and targeting are superimposed on surgical instruments in real time within the surgical field. This innovative design may reduce the surgeon’s cognitive load by providing intuitive guidance that allows the surgeon to keep focus on the surgical field. We believe that HOLO Portal will help surgeons achieve better surgical outcomes, reduce complications, and improve patient satisfaction.
We are developing additional applications utilizing HOLO AI technology for use in multiple clinical specialties across the patient continuum of care. We believe HOLO AI, our portfolio of neural network technologies, is one of the most advanced artificial intelligence technologies being applied to surgery.
Spine Implants
As of December 31, 2022, all of our revenues related to the spine implants portfolio are generated from spinal fusion devices and motion preservation devices. Fusion devices are designed and developed to aid in the restoration of spinal alignment and to provide fixation during the fusion process. Conversely, motion preservation devices are designed to stabilize the spine and allow for motion of the segments. We provide devices in each of these segments of the spinal hardware implant market.
Thoracolumbar and Cervical Spine Fusion Devices
We offer a broad portfolio of cervical, thoracic and lumbar interbody (e.g., Fortilink® cages with TETRAfuse® and TiPlus™ technologies) and supplemental fixation (e.g., Streamline® MIS/Degen/OCT pedicle screws and CervAlign® ACDF plating system) devices for conventional spine fusion procedures including anterior cervical ciscectomy and fusion (ACDF), posterior cervical fusion (PCF), posterior lumbar interbody fusion (PLIF), transforaminal lumbar interbody fusion (TLIF), anterior lumbar interbody fusion (ALIF) and lateral lumbar interbody fusion (LLIF).
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
Demineralized Bone Matrices (DBM)
DBM formulations are designed to provide naturally occurring bone proteins and other growth factors at varying stages of the bone healing process. We offer a broad DBM portfolio, which includes putty, strip, and boat configurations for various surgical applications to provide a natural scaffold for bone ingrowth and osteoinductive potential to facilitate fusion. Our DBM family of products include FibreX™ supplied by Origin Biologics, BiomaX™® supplied by AlloSource, and BioAdapt® supplied by RTI Surgical.

Synthetic Bone Growth Substitutes
Our synthetic bone growth substitutes portfolio includes the nanOss® family of products, which provide osteoconductive nano-structured HA and an engineered extracellular matrix bioscaffold collagen carrier to provide a natural bone growth solution.
Research and Development
We focus on innovation, quality, and clinical validation in the design and development of our products. Instrumental to this focus is creating a Research and Development (“R&D”) organization centralized in San Diego, California. This center of excellence will continue to be supported by our capabilities in Wurmlingen, Germany. We continue to expand our capabilities in Poland, acquired through the Holo Surgical and INN transactions, that bring us expertise in AR, machine learning, and software development which will help us expand on our digital health strategy. We have also maintained our strategic partnership with RTI Surgical, and Pioneer dba Resolve, subsequent to the disposition of our OEM Businesses, to support our spine implants and biomaterials businesses.
Aligning Holo Surgical with our acquisition of equity in INN, we are committed to leading in digital health and expanding our scope outside the operating room and in additional clinical specialties. Our priorities include refinement and expansion of indications of our HOLO Portal system, and the development of a cloud platform to allow use of HOLO™ AI technology in preoperative and postoperative settings. We believe this will enable us to leverage HOLO™ AI technology to automate certain use cases in diagnostics, preoperative planning, patient specific implants, and postoperative assessment, with an ultimate goal of predictive patient outcomes.
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
Our U.S. and foreign holdings include, without limitation, patents, patent applications and trade secrets relating to or covering digital technologies, certain synthetic bone graft substitutes; interbody fusion and motion implants; spinal and orthopedic plates; spinal rods, cables and screws and spinal fixation systems and related instrumentation.
As of December 31, 2022, the intellectual property of the Holo Surgical business included, among other things, five issued U.S. patents, two granted European patents, twelve U.S. pending patent applications, ten pending European patent applications, and two pending PCT patent applications. We do not know whether our current patent applications, or any future patent applications that we may file, will result in a patent being issued with the scope of the claims we seek, or at all, or whether any patents we may receive will be challenged or invalidated. The expected years of expiration for these patents and any patents that issue from such pending applications range from 2037 to 2042. The HOLO platform is intended to be an autonomous anatomical mapping technology that helps surgeons and physicians diagnose, treat, and manage patients with neurosurgical and orthopedic conditions. The HOLO™ platform is designed to be capable of advanced, real-time analytics, autonomous presurgical planning, and autonomous intraoperative guidance, potentially enhancing surgical performance with the goal of facilitating improved patient outcomes.
Further, as part of the acquisition of the equity interest in INN, we received a non-exclusive, royalty-free license to INN intellectual property and proprietary artificial intelligence technology and intercranial capabilities complement our HOLO platform technology.
The medical device and software technology industry is characterized by the existence of a large number of patents and frequent litigation based on allegations of patent infringement. Patent litigation can involve complex factual and legal questions, can be expensive, and its outcome is uncertain. As the number of entrants into our market increases, the risk of an infringement claim against us, as well as the risk of a third party infringing on our patents, grows. While we attempt to ensure that our implants and methods do not infringe other parties’ patents and proprietary rights, our competitors or other third parties may assert that our implants, and the methods we employ, are covered by patents held by them. In addition, our competitors and other third parties may assert that future implants and methods we may employ infringe their patents. If third parties claim that we infringe upon, misappropriate, or otherwise violate their intellectual property rights, we may incur liabilities and costs and may have to redesign or discontinue selling the affected implant. Even if we were to prevail, any litigation will be costly and time-consuming and would divert the attention of our management and key personnel from our business operations. We are currently, have been in the past, and may be in the future, involved in litigation relating to intellectual property. For more information regarding the risks related to intellectual property, please see the section titled “Risk Factors—Risks Related to Intellectual Property.”
Sales and Distribution
We currently market and sell our products in the United States and in approximately 40 countries globally. Our U.S. Commercial organization includes Professional Education, Corporate Accounts, and field-based Area Sales Directors and Regional Product Specialists supported by an extensive network of independent spine and biomaterial distributors. Our international sales organization consists of a direct sales force in several European countries and stocking distributors in the rest of the world.
In January 2022 we began hiring our capital sales team which is solely focused on sales and placement of the HOLO Portal system with our strategy partners. This team continues to grow as we continue to place more units in the field.
Surgeon Education and Training
We devote significant resources to educate surgeons on the proper use of our technologies and techniques including the HOLO Portal system. The successful use of our products and technologies depends, in part, on the training and skills of the surgeon performing the procedure. We are developing a state-of-the-art cadaver operating theater and training facility in our San Diego Innovation Center, to help drive adoption of our products.
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
International Operations
Internationally, we market and distribute our implants through a direct distribution organization and a network of independent distributors. International revenues accounted for approximately 16% of our 2022 global revenues.
Our international business is based in Wurmlingen, Germany. With our presence in the region, we can rely on the large local network of spine manufacturers and the wider “Medical Valley Community” of spine and medical device experts and talent. Our international warehousing and logistics have been outsourced to a qualified third-party logistics provider based in the Netherlands that has scalable biomaterials and hardware capabilities and operations. We received Medical Device Regulations (“MDR”) certification in the EU in October 2020, which we believe will provide us opportunities for future expansion.
A significant addition to our international presence is the acquisition of Holo Surgical and INN personnel in Poland which we project will allow us to harness new capabilities in digital surgery with artificial intelligence and predictive analytics.
Competition
Competition in the medical implant and medical technology industry is intense and subject to rapid technological change and evolving industry requirements and standards. Companies within the medical implant industry compete based on design of related instrumentation, efficacy of implants, service and relationships with the surgical community, depth of range of implants, scientific and clinical results, and pricing. In the medical software technology industry, companies compete based on design of technology, enhancements to procedures, and the ability to improve patient outcomes. Many of our competitors are substantially larger than we are, with much greater resources. In some cases, our customers compete with us in multiple product categories.

We consider our principal competitors in the spine implant and biomaterials, and digital health markets to include Medtronic, Zimmer, plc. DePuy Synthes NuVasive, Inc., Stryker Corporation, Global Medical, Inc., Alphatec Holdings Inc., SeaSpine Holdings Corporation, and Orthofix Medical Inc., Augmedics, Inc., and Brainlab AG.
Government Regulation and Corporate Compliance
Government Regulation
Government regulation plays a significant role in the design and distribution of allograft tissue implants and medical devices. We distribute, where applicable and market our allograft tissue implants and medical devices worldwide. Although some standardization exists, each country in which we do business has its own specific regulatory requirements. These requirements are dynamic in nature and, as such, are continually changing. New regulations may be promulgated at any time and with limited notice. While we believe that we are in material compliance with all existing pertinent international and domestic laws and regulations, there can be no assurance that changes in governmental administrations and regulations, or their interpretation or application, will not adversely affect our operations. Failure to comply with applicable requirements could result in fines, injunctions, civil penalties, recall or seizure of products, suspension of production, inability to market current products, criminal prosecution, and/or refusal of the government to authorize the marketing of new products.
We currently market and distribute allograft implants that are processed from human tissue, which are processed by third-party suppliers who are responsible for satisfying local regulatory requirements. We believe that worldwide regulation of allografts is likely to intensify as the international regulatory community focuses on the growing demand for these implants and the attendant safety and efficacy issues of citizen recipients.
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
Unless an exemption applies, most of the medical devices that we commercially distribute in the United States are covered by premarket notification (“510(k)”) clearance from the FDA. The FDA classifies medical devices into one of three classes. Devices deemed to pose lower risks are placed in either Class I or II. Manufacturers of most Class II medical devices are required to obtain 510(k) clearance prior to marketing their devices. To obtain 510(k) clearance, a company must submit a premarket notification demonstrating that the proposed device is “substantially equivalent” in intended use and in technological and performance characteristics to another legally marketed 510(k)-cleared “predicate device.” By regulation, the FDA’s performance goals are to clear or deny a 510(k) premarket notification within 90 FDA review days of submission of the application. As a practical matter, clearance may take longer. The FDA may require further information, including clinical data, to make a determination regarding substantial equivalence. After a device receives 510(k) clearance, any modification that could significantly affect its safety or effectiveness, or that would constitute a major change in its intended use, requires a new 510(k) clearance or could require a lengthy FDA Premarket Approval Application (“PMA”) process. Devices deemed by the FDA to pose the greatest risks, such as life-sustaining, life-supporting or implantable devices, or devices deemed not substantially equivalent to a previously cleared 510(k) device, are placed in Class III, requiring approval through the PMA process.
Class III medical devices are required to undergo the PMA approval process in which the manufacturer must establish the safety and effectiveness of the device to the FDA’s satisfaction. A PMA application must provide extensive preclinical and clinical trial data as well as information about the device and its components regarding, among other things, device design, manufacturing, and labeling. Also, during the review period, an advisory panel of experts from outside the FDA may be convened to review and evaluate the application and provide recommendations to the FDA as to the approvability of the device. In addition, the FDA will typically conduct a preapproval inspection of the manufacturing facility to ensure compliance with the FDA’s Quality System Regulations (21 CFR Part 820) (“QSR”). FDA reviews of PMA applications generally can take between one and three years, or longer. We do not currently have any FDA PMA approved devices.
The medical devices that we develop, manufacture, distribute, and market are subject to rigorous regulation by the FDA and numerous other federal, state, and foreign governmental authorities. The process of obtaining FDA clearance and other regulatory approvals to develop and market a medical device, particularly with the new MDR regulations in Europe, can be costly and time-consuming, and there can be no assurance that such approvals will be granted on a timely basis, if at all. While we believe that we have obtained, or will be able to obtain, all necessary clearances and approvals for the manufacture and sale of our implants and that they are, or will be, in material compliance with applicable FDA and other material regulatory requirements, there can be no assurance that we will be able to continue such compliance. After an implant is placed on the market, numerous regulatory requirements continue to apply. Those regulatory requirements may include, as applicable: product listing and establishment registration; QSRs, which requires manufacturers, including third-party manufacturers, to follow stringent design, testing, control, documentation and other quality assurance procedures during all aspects of the manufacturing process; labeling regulations (including unique device identification (“UDI”) requirements), and FDA prohibitions against the promotion of products for uncleared, unapproved, or off-label uses or indications; clearance of product modifications that could significantly affect safety or efficacy or that would constitute a major change in intended use of one of our cleared devices; Medical Device Reporting regulations, which require that manufacturers report to FDA if their device may have caused or contributed to a death or serious injury, or has malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction of the device or a similar device were to recur; post-approval restrictions or conditions, including post-approval study commitments; post-market surveillance regulations, which apply when necessary to protect the public health or to provide additional safety and effectiveness data for the device; the FDA’s recall authority, whereby it can ask, or under certain conditions order, device manufacturers to recall from the market a product that is in violation of governing laws and regulations; regulations pertaining to voluntary recalls; and notices of corrections or removals.
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
All medical devices currently distributed in the EU under MDD are likely impacted by the implementation of MDR. MDR may also include products, such as human tissue, not traditionally considered medical devices in the EU. Additionally, MDR, among other things, increases regulatory requirements for several medical device groupings applicable to our implants distributed in the EU, including strengthening notified body oversight for Class I reusable surgical instruments, and up-classifying spinal devices in contact with the spinal column. We received the initial MDR certification for our Quality Management System in October 2020 which is reviewed for recertification on an annual basis.
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
•Compliance education and training for our Board of Directors (the “Board”), employees, and contracted business associates such as distributors;
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
Employees
As of December 31, 2022, we had a total of 263 employees, of which 217 were full-time employees and 111 were employed outside of the United States. None of our employees are represented by a labor union, and we consider our employee relations to be good. We believe a strong employee culture and a commitment to improving patient lives by advancing the standard of spine care and our digital health initiatives will help foster a shared sense of engagement and purpose among our employees and provide us with a competitive advantage. Our culture and employees are driven by our five values: being relentless, gritty and tenacious; acting with speed; being customer-focused and patient-minded; leading with integrity; and being bold and acting courageously. We intend to attract and retain the best talent in the industry by offering competitive pay, annual incentive awards, equity opportunities, health, wellness and retirement benefits, and a work environment that enables our employees to fully utilize their potential and deliver long-term stockholder value. We also believe having a diverse workforce, including diversity of personal characteristics and experience, is important for us to succeed as we transform our legacy business into Surgalign: a leading medical technology company focused on elevating the standard of care through the evolution of digital health.
Seasonality
Our business is generally not seasonal in nature; however, the number of orthopedic implant surgeries and elective procedures generally declines during the summer months and increases in the fourth quarter.
Available Information
Our Internet address is www.surgalign.com. Information included on our website is not incorporated by reference herein or in our Annual Report on Form 10-K for the year ended December 31, 2022. We make available, free of charge, on or through the investor relations portion of our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after we file such material with, or furnish it to the Securities and Exchange Commission (“SEC”). These filings are also available on the SEC’s website at www.sec.gov. Also available on our website is our Corporate Governance Guidelines, our Code of Conduct, our Code of Ethics for Senior Financial Professionals, and the charters for our Audit Committee, Compensation Committee and Nominating and Governance Committee. Within the time period required by the SEC and Nasdaq, we will post any amendment to our Code of Ethics for our senior financial professionals and any waiver of our Code of Conduct applicable to our senior financial professionals, executive officers and directors.
Item 1A. RISK FACTORS
Risk Factor Summary
The risk factors summarized below could materially harm our business, operating results and/or financial condition, impair our future prospects and/or cause the price of our common stock to decline. You should read this summary together with the more detailed description of each risk factor contained below.
Risks Related to Our Financial Condition and Capital Requirements
•We may not have sufficient cash flows from operating activities, cash on hand and available capital sources to finance capital expenditures and other working capital needs and to finance contingent consideration and forward contract arrangements when they become due.
•Our auditors have issued a “going concern” audit opinion.
•Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. There is no assurance that we will be successful in executing upon our operating plan and be able to maintain an adequate level of liquidity, which would result in the Company not being able to continue as a going concern.
•Based on our current cash flow forecast, we must raise additional capital within the next 9 months, and we currently do not have sufficient cash on hand to meet our short-term capital requirements into the fourth quarter of 2023 which could jeopardize our ability to continue our business operations.
•We have a history of net losses, we expect to continue to incur net losses in the near future, and we may not achieve or maintain profitability.
•Our operating results have fluctuated significantly in the past and may fluctuate significantly in the future, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations.

Risks Related to Our Business
•COVID-19 and related variants have had and may continue to have a material, adverse impact on our business.
•We may fail to realize the potential benefits of our Holo Surgical Acquisition and our acquisition of equity interests in INN.
•Consolidation in the healthcare industry could lead to demands for price concessions or to the exclusion of some suppliers from certain of our markets.
•Security breaches, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability.
•We may fail to maintain existing strategic relationships or may be unable to identify distributors of our implants.
•Our success depends on the continued acceptance of our surgical implants and technologies by the medical community, and rapid technological changes could result in reduced demand for our implants and products.
•Supply chain disruptions could adversely impact our operations and financial condition.
•We, our suppliers, or parties who manufacture our products fail to maintain the high quality standards that implants require, we may be unable to procure processing capacity as required, and the parties who manufacture our products may experience disruptions in their ability to procure materials to manufacture our products.
•We must be able to effectively demonstrate to physicians the competitive advantage of our products.
•A disruption in our relationship with our former OEM Businesses could have a material adverse impact on our business, financial condition, and results of operations.
•We may not be successful in expanding our distribution activities.
•We maintain our cash at financial institutions, often in balances that exceed federally insured limits.
•Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.
Risks Related to Government Regulation
•We and certain of our suppliers may be subject to extensive government regulation that increases our costs and could limit our ability to market or sell our products.
•We may fail to obtain, or may experience significant delays in obtaining, FDA clearances or approvals for our future products or modifications to our products.
•The safety of our products is not yet supported by long-term clinical data and may therefore prove to be less safe and effective than initially thought.
•Our business is subject to complex and evolving U.S. and international laws and regulation regarding privacy and data protection.
•Third-party payers may fail to provide appropriate levels of reimbursement for the use of our implants.
•We are subject to federal, state, and foreign laws, including fraud and abuse laws, as well as anti-bribery laws.
•We may be subject to suit under a state or federal whistleblower statute.
Risks Related to Intellectual Property
•If our patents and the other means we use to protect our intellectual property prove to be inadequate, our competitors and other parties could exploit our intellectual property or develop and commercialize products and technologies similar or identical to ours and our ability to successfully commercialize any products may be adversely affected.
•We may be unable to protect the confidentiality of our trade secrets.
•We may be liable for damages if we are unable to operate without infringing on, misappropriating, or otherwise violating the intellectual property and proprietary rights of others.
•We may be subject to claims that our employees, consultants, or advisors have wrongfully used or disclosed alleged trade secrets of their current or former employers or claims asserting ownership of what we regard as our own intellectual property.

Risks Related to Our Common Stock
•Our stock price has been, and could continue to be, volatile.
•The future issuance or sale of shares of our common stock, or the perception that such issuances or sales could occur, may negatively impact our stock price, and you may experience significant dilution.
•Certain provisions in our charter and bylaws and under Delaware law, and the terms of certain milestone obligations to which we are subject, may inhibit potential acquisition bids for our company.
An investment in our common stock involves a high degree of risk. You should consider each of the risks and uncertainties described in this section and all of the other information in this Annual Form on 10-K, including the consolidated financial statements and the related notes, before deciding to invest in our common stock. Any of the risk factors we describe below could severely harm our business, financial condition, and results of operations. The market price of our common stock could decline if any of these risks or uncertainties develops into actual events, and you may lose all or part of your investment.
Risks Related to Our Financial Condition and Capital Requirements
We may not have sufficient cash flows from operating activities, cash on hand and available capital sources to finance capital expenditures and other working capital needs and to finance contingent consideration and forward contract arrangements when they become due.
Our business operations generally require significant upfront capital expenditures in the digital and hardware business. As of December 31, 2022, we had capital resources consisting of cash and cash equivalents of $16.3 million. We will continue to expend substantial cash resources for the foreseeable future, for, among other things, the development of our digital health solutions platform, including applications based on the HOLO™ AI technology, inventory, the investments in our product pipeline, and other operating expenses. These expenditures will include costs associated with marketing and selling our products, obtaining certain regulatory approvals, and expanding our technology pipeline. In connection with prior acquisitions, we are required to make contingent consideration earnout payments to the sellers if certain metrics relating to the acquired businesses have been achieved. As of December 31, 2022, we had accrued $24.1 million in contingent consideration as liabilities that we owe in connection with our prior acquisitions. In addition, we have $10.0 million related to forward contracts that we may owe if certain milestones are met based on the INN acquisition. There is no assurance that we will have sufficient cash on hand or available capital to finance our capital expenditures and other working capital needs or fund contingent consideration payments when they become due, and failure to do so may result in a material adverse effect on our business, operations, and financial condition.
Our auditors have issued a “going concern” audit opinion.
Our current independent auditors have indicated in their report on our financial statements for the years ended December 31, 2022 and December 31, 2021, that there is substantial doubt about our ability to continue as a going concern. See Note 1 of the Consolidated Financial Statements in this Report. A “going concern” opinion indicates that the financial statements have been prepared assuming we will continue as a going concern and do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets, or the amounts and classification of liabilities that may result if we do not continue as a going concern. Therefore, you should not rely on our consolidated balance sheet as an indication of the amount of proceeds that would be available to satisfy claims of creditors, and potentially be available for distribution to stockholders, in the event of liquidation.
Further, we are projecting that we will continue to generate significant negative operating cash flows over the next 12 months and beyond. In consideration of these projected negative cash flows, as well as, (i) contingent consideration amounts payable in cash in connection with the Holo Surgical and INN acquisitions; (ii) additional payment obligations we may owe to our suppliers in respect of minimum purchase requirements under our supply contracts; (iii) uncertainties related to potential settlements from ongoing litigation and regulatory investigations; (iv) the unsecured promissory notes in an aggregate principal amount of approximately $10.3 million issued to the sellers in connection with the INN acquisition; and (v) uncertainties related to the COVID-19 pandemic or related variants, we have forecasted the need to raise additional capital in order to continue as a going concern. Our operating plan for the next 12-month period also includes continued investments in the HOLO™ technology and product pipeline that will necessitate additional debt and/or equity financing in addition to the funding of future operations through 2023 and beyond. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the recent disruptions to, and volatility in, financial markets in the United States and worldwide. Further, if there remains substantial doubt about our ability to continue as a going concern, investors or other financing sources may be unwilling to provide additional funding on commercially reasonable terms or at all, and no assurance can be given that future financing will be available or, if available, that it will be on terms that are satisfactory. Even if we are able to obtain additional financing, it may contain undue restrictions on our operations, in the case of debt financing, or cause substantial dilution for our stockholders, in the case of equity financing. If cash resources are insufficient to satisfy our ongoing cash requirements through 2023, we may be required to scale back operations, reduce research and development expenses, and postpone, as well as suspend, capital expenditures, in order to preserve liquidity, or be forced to liquidate the Company, in which case it is likely that investors will lose all or a part of their investment.
Our recurring losses from operations raise substantial doubt about our ability to continue as a going concern. There is no assurance that we will be successful in executing upon our operating plan and be able to maintain an adequate level of liquidity, which would result in the Company not being able to continue as a going concern.
Since inception, we have incurred cumulative losses from operations and negative cash flows from operating activities. We expect to continue to generate significant operating losses for the foreseeable future. Based on our recurring losses from operations since inception and continued cash outflows from operating activities, there is substantial doubt about our ability to continue as a going concern within one year from the original issuance date of such financial statements. On December 31, 2022, we had approximately $16.3 million in cash and $20.9 million in trade accounts payable and accrued expense liabilities, all of which are current. We plan to use our existing cash to fund our general corporate needs. We are implementing a corporate wide cash cutting and product rationalization and while these efforts are expected to result in a significant decrease in our operating expense and cash used in operating activities, based on our current cash flow forecast, our current net working capital will not be sufficient to meet our current or projected restructured cash needs into the fourth quarter of 2023. Additionally, there is no assurance that we will be successful in implementing these realignment initiatives, which requires us to evaluate strategic alternatives such as further corporate alignment, liquidating some or all of our assets, selling the Company, filing for bankruptcy, merging with another entity and/or ceasing operations.
In addition to the risk that the our assumptions and analyses may prove incorrect, the projections may underestimate the professional fees and other costs to be incurred related to the pursuit of various financing options currently being considered and ongoing legal risks. Our cash needs following a potential financing will depend on the extent to what our actual costs vary from our estimates and our ability to control these costs. Any challenges in increasing revenues, adoption of the HOLO Portal™ system or supplier engagements, further price increases of materials, or additional global supply chain disruptions may further increase the need for additional capital to fund the operations of the business.
The timely achievement of our operating plan as well as its ability to maintain an adequate level of liquidity are subject to various risks associated with our ability to continue to successfully obtain additional sources of funding, and control and effectively manage its costs, as well as factors outside of the our control, including those related to global supply chain disruptions, and the rising prices of materials and ongoing impact of the COVID-19 pandemic. Our forecasts and projections of working capital reflect significant judgment and estimates for which there are inherent risks and uncertainties. If we are unable to continue to execute on our operating plan and continue as a going concern, we may have to seek protection under applicable bankruptcy laws and/or liquidate or reorganize our assets and may receive less than the value at which those assets are carried on its consolidated financial statements. If this were to happen, it is likely that investors would lose part or all of their investment. Future reports from our independent registered public accounting firm may also contain statements expressing substantial doubt about our ability to continue as a going concern. If such doubt about the Company continues, investors or other financing sources may be unwilling to provide additional funding to us on commercially reasonable terms, or at all, and our business will be harmed.
Based on our current cash flow forecast, Surgalign needs to raise additional capital within the next 9 months, and currently does not have sufficient cash on hand to meet our short-term capital requirements into the fourth quarter of 2023 which could jeopardize its ability to continue its business operations.
We operate in a capital-intensive industry which requires significant cash to fund its operations. We expect our capital expenditures and R&D to continue to be significant for the foreseeable future as we continue to develop and grow our digital health business. We are implementing a corporate wide realignment plan that involves projected corporate wide cash cutting, product rationalization and anticipated downsizing of our hardware business. These initiatives are expected to result in a significant decrease in operating expenses and cash used in operating activities, though we can provide no assurance that we will be successful in implementing these initiatives. Based on our current cash flow forecast, we continue to project that we will require additional funds into the fourth quarter of 2023 in order to continue operations. We continue to evaluate all options including debt instruments, equity instruments, obtaining credit from financial institutions and governmental organizations, and even the sale of certain assets as financing alternatives. There can be no assurance that we will be able to successfully obtain such additional financing in a timely manner or on acceptable terms, if at all. If we are unable to obtain funding in a timely manner, our financial condition, results of operations, business and prospects will be materially and adversely affected.
We have a history of net losses, we expect to continue to incur net losses in the near future, and we may not achieve or maintain profitability.
We have a history of net losses from our continuing operations. For the years ended December 31, 2022 and 2021, we incurred net losses from continuing operations of $54.6 million and $122.9 million, respectively. As of December 31, 2022, we had an accumulated deficit of $624.2 million. We have incurred significant net losses and have relied on our ability to fund our operations through revenues from the sale of our products and through various forms of financings. A successful transition to sustained profitability is dependent upon achieving a level of revenues adequate to support our cost structure. This may not occur and, unless and until it does, we will continue to need to raise additional capital. We expect to seek additional funds from public and private equity or debt financings, borrowings under debt facilities or other sources to fund our projected operating requirements, including selling certain of our assets, selling the Company, filing for bankruptcy protection, merging with another entity and/or ceasing operations. However, we may not be able to obtain further financing on reasonable terms or at all. If we are unable to raise additional funds on a timely basis, or at all, our business, results of operations, financial condition and prospects will be materially adversely affected.
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
Risks Related to our Business
The COVID-19 pandemic and related variants have had and may continue to have a material, adverse impact on our business.
The COVID-19 pandemic and related variants have had and continue to directly and indirectly materially and adversely affect our business, financial condition, results of operations and prospects. The nature of our business and our interactions with healthcare systems, surgeons and patients expose us to substantial risks associated with public health threats, including widespread outbreaks of contagious diseases, epidemics, and pandemics. The extent to which these adverse impacts will continue will depend on numerous evolving factors that are highly uncertain, rapidly changing and cannot be predicted with precision or certainty at this time.
Although governmental restrictions on medical procedures have been lifted, resurgences of COVID-19 or its variants or other public health threats in the future could negatively impact procedural volumes, which could have an adverse effect on our business, results of operations, financial condition, and cash flows. Additional strains of the COVID-19 virus pose the risk that hospitals and other healthcare providers may be prevented from conducting business activities for an indefinite period of time, including due to spread of the disease or due to shutdowns that may be requested or mandated by governmental authorities. Further, disruptions in the manufacture or distribution of our products or in our supply chain may occur as a result of pandemic-related events that result in staffing shortages, production slowdowns, stoppages, or disruptions in delivery systems, any of which could materially and adversely affect our ability to manufacture and/or distribute our products, or to obtain the raw materials and supplies necessary to manufacture and/or distribute our products, in a timely manner, or at all.
COVID-19 has had an adverse effect on the overall productivity of our workforce, and should novel strains of the coronavirus re-appear, we may be required to continue to take extraordinary measures to ensure the safety of our employees and those of our business partners. In addition, our employees may be required to take time off for extended periods of time due to illness, or as a result of government-imposed changes to daily routines. It is unknown how long these disruptions could continue.
As the global financial repercussions due to the pandemic continue to evolve, it could materially and adversely affect our revenues, cash flows, business, financial condition, results of operations and prospects for an indeterminate period of time. Notwithstanding vaccines for COVID-19 and its variants, we are unable to accurately predict the full impact that the ongoing pandemic will have due to numerous factors that are not within our control, including its duration and severity, and efficacy of vaccine boosters. Stay-at-home and shelter-in-place orders, business closures, travel restrictions, supply chain disruptions, employee illness or quarantines, and other extended periods of interruption to our business have resulted and could continue to result in disruptions to our operations. These interruptions have had and could continue to have adverse impacts on the growth of our business, have caused and could continue to cause us to cease or delay operations, and could prevent our customers from receiving shipments or processing payments. Any resurgence of the COVID-19 pandemic could result in additional material adverse impacts on our business, financial condition, results of operations and prospects.
If we fail to realize the potential benefits of our Holo Surgical Acquisition and our acquisition of equity interests in INN, it will adversely affect our business, financial condition, results of operations and prospects.
We completed our acquisition of Holo Surgical in October 2020. Holo Surgical is in the process of developing an AI-based digital surgery platform designed to enable digital spine surgery. Additionally, we completed an acquisition of 42% of the equity interests in INN in December 2021. INN is in the process of developing proprietary AI technology for autonomously segmenting and identifying neural structures in medical images. As a result, the Holo Surgical and INN acquisitions provide us with an entry into the digital surgical products market, a business line in which we have not previously engaged, which may be challenging to integrate with our core product lines and more difficult to develop and manage than we anticipated.
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
•Difficulties in educating the market on, and obtaining market acceptance of, the offerings of Holo and INN, which we believe involves new technology that has not been used previously by the market and must compete with more established treatments currently accepted as the standards of care;

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
•Inability or failure to successfully integrate financial reporting and information technology systems; and
•Issues with the technology of Holo Surgical and/or INN and its integration into the Holo Portal system.
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
Security breaches, loss of data and other disruptions could compromise sensitive information related to our business, prevent us from accessing critical information or expose us to liability, which could adversely affect our business and our reputation and could also result in fines and lawsuits.
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
The integrity and protection of our customer, personnel, financial, research and development, and other confidential data is critical to our business, and our customers. The regulatory environment governing information, security and privacy laws is increasingly demanding and continues to evolve. Furthermore, we rely on third-party vendors to supply and/or support certain aspects of our information technology systems and resulting products. Third-party systems and software are also vulnerable to cybersecurity threats and may contain defects in design and manufacturing or other problems that could result in system disruption or compromise the information security of our own systems. These events could lead to the unauthorized access of our information technology systems and result in financial loss and the misappropriation or unauthorized disclosure of confidential and proprietary information belonging to us, our employees, customers, or our suppliers.
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
Global supply chains have been disrupted as a result of the COVID-19 pandemic and other factors. Accordingly, the availability of raw materials and components used in the manufacture of our products has been adversely impacted. Additionally, even when we and our suppliers are able to source such materials and components, they may cost more and may only be available on a delayed basis. Higher materials and component costs could adversely affect our margins if we are unable to pass such costs along to customers in the form of price increases. Delays in receipt of materials and components could also interrupt our production and cause us to go into back order on certain of our products, further exacerbating the effect of the global supply chain disruption.

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
To be commercially successful, we must effectively demonstrate to physicians the competitive advantage of our products.
Spine surgeons play a significant role in determining the course of treatment and, ultimately, the product used to treat a patient. As a result, our success depends, in large part, on demonstrating to these surgeons the value of our products in the treatment of their patients. To do so requires that we continue to invest in medical education and training to demonstrate the merits of our products and underlying technology compared to those of our competitors. Surgeons who do not use our products may be hesitant to do so for the following or other reasons:
•Lack of experience with our products or technologies;
•Existing relationships with those who sell competitive products;
•The time required for surgeon and medical staff education and training on new products and technologies;
•Lack or perceived lack of clinical evidence supporting patient benefit relative to competing products;
•Our products not being included on hospital formularies, in integrated delivery networks or on group purchasing organization preferred vendor lists;
•Less attractive coverage and/or reimbursement within healthcare payment systems for our products and procedures compared to other products and procedures;
•Other costs associated with introducing new products and the equipment necessary to use new products; and
•Perceived risk of liability that could be associated with the use of new products and technologies.
In addition, we believe recommendations and support of our products by spine surgeons are essential for market acceptance and adoption. If we do not receive support from such surgeons or long-term data does not show the benefits of using our products, surgeons may not use our products.
If we are not successful in convincing surgeons of the merits of our products, we may not maintain or grow our sales or achieve or sustain profitability.
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
If we are not successful in expanding our distribution activities, we will not be able to pursue one of our strategies for increasing revenues.
Our distribution strategies vary by market, as well as within each country in which we operate. Our international operations are subject to a number of risks which may vary from the risks we face in the United States, including the need to obtain regulatory approvals in additional foreign countries before we can offer our implants and technologies for use; the potential burdens of complying with a variety of foreign laws; longer distribution-to-collection cycles, as well as difficulty in collecting accounts receivable; dependence on local distributors; limited protection of intellectual property rights; fluctuations in the values of foreign currencies; and political and economic instability.
We maintain our cash at financial institutions, often in balances that exceed federally insured limits.
The majority of our cash is held in accounts at U.S. banking institutions that we believe are of high quality. Cash held in non-interest-bearing and interest-bearing operating accounts may exceed the Federal Deposit Insurance Corporation ("FDIC") insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. While the FDIC took control of one such banking institution, Silicon Valley Bank ("SVB"), on March 10, 2023, we did not have any accounts with SVB and therefore did not experience any specific risk of loss. The FDIC also took control of Signature Bank ("Signature Bank") on March 12, 2023. We also did not have any accounts with Signature Bank and therefore did not experience any specific risk of loss. The Federal Reserve also announced that account holders would be made whole. Thus, we do not view the risk as material to our financial condition. However, as the FDIC continues to address the situation with SVB, Signature Bank and other similarly situated banking institutions, the risk of loss in excess of insurance limitations has generally increased. Any material loss that we may experience in the future could have an adverse effect on our ability to pay our operational expenses or make other payments and may require us to move our accounts to other banks, which could cause a temporary delay in making payments to our vendors and employees and cause other operational inconveniences.
Adverse developments affecting the financial services industry, such as actual events or concerns involving liquidity, defaults or non-performance by financial institutions or transactional counterparties, could adversely affect our current and projected business operations and its financial condition and results of operations.
Actual events involving limited liquidity, defaults, non-performance or other adverse developments that affect financial institutions, transactional counterparties or other companies in the financial services industry or the financial services industry generally, or concerns or rumors about any events of these kinds or other similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, on March 10, 2023, Silicon Valley Bank (“SVB”) was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver. Similarly, on March 12, 2023, Signature Bank and Silvergate Capital Corp. were each swept into receivership. Although a statement by the Department of the Treasury, the Federal Reserve and the FDIC stated that all depositors of SVB would have access to all of their money, including funds held in uninsured deposit accounts, borrowers under credit agreements, letters of credit and certain other financial instruments with SVB, Signature Bank or any other financial institution that is placed into receivership by the FDIC may be unable to access undrawn amounts thereunder.
If any parties with whom we conduct business are unable to access funds pursuant to such instruments or lending arrangements with such a financial institution, such parties’ ability to pay their obligations to us or to enter into new commercial arrangements requiring additional payments to us could be adversely affected.
Inflation and rapid increases in interest rates have led to a decline in the trading value of previously issued government securities with interest rates below current market interest rates. Although the U.S. Department of Treasury, FDIC and Federal Reserve Board have announced a program to provide up to $25 billion of loans to financial institutions secured by certain of such government securities held by financial institutions to mitigate the risk of potential losses on the sale of such instruments, widespread demands for customer withdrawals or other liquidity needs of financial institutions for immediately liquidity may exceed the capacity of such program. There is no guarantee that the U.S. Department of Treasury, FDIC and Federal Reserve Board will provide access to uninsured funds in the future in the event of the closure of other banks or financial institutions, or that they would do so in a timely fashion.
Although we assess our banking relationships as we believe necessary or appropriate, our access to funding sources and other credit arrangements in amounts adequate to finance or capitalize our current and projected future business operations could be significantly impaired by factors that affect us, the financial institutions with which we have arrangements directly, or the financial services industry or economy in general. These factors could include, among others, events such as liquidity constraints or failures, the ability to perform obligations under various types of financial, credit or liquidity agreements or arrangements, disruptions or instability in the financial services industry or financial markets, or concerns or negative expectations about the prospects for companies in the financial services industry. These factors could involve financial institutions or financial services industry companies with which we have financial or business relationships, but could also include factors involving financial markets or the financial services industry generally.
The results of events or concerns that involve one or more of these factors could include a variety of material and adverse impacts on our current and projected business operations and our financial condition and results of operations. These could include, but may not be limited to, the following:
•Delayed access to deposits or other financial assets or the uninsured loss of deposits or other financial assets;
•Loss of access to revolving existing credit facilities or other working capital sources and/or the inability to refund, roll over or extend the maturity of, or enter into new credit facilities or other working capital resources;
•Potential or actual breach of contractual obligations that require us to maintain letters or credit or other credit support arrangements; or
•Termination of cash management arrangements and/or delays in accessing or actual loss of funds subject to cash management arrangements.
In addition, investor concerns regarding the U.S. or international financial systems could result in less favorable commercial financing terms, including higher interest rates or costs and tighter financial and operating covenants, or systemic limitations on access to credit and liquidity sources, thereby making it more difficult for us to acquire financing on acceptable terms or at all. Any decline in available funding or access to our cash and liquidity resources could, among other risks, adversely impact our ability to meet our operating expenses, financial obligations or fulfill our other obligations, result in breaches of our financial and/or contractual obligations or result in violations of federal or state wage and hour laws. Any of these impacts, or any other impacts resulting from the factors described above or other related or similar factors not described above, could have material adverse impacts on our liquidity and our current and/or projected business operations and financial condition and results of operations.
In addition, any further deterioration in the macroeconomic economy or financial services industry could lead to losses or defaults by parties with whom we conduct business, which in turn, could have a material adverse effect on our current and/or projected business operations and results of operations and financial condition. For example, a party with whom we conduct business may fail to make payments when due, default under their agreements with us, become insolvent or declare bankruptcy. Any bankruptcy or insolvency, or the failure to make payments when due, of any counterparty of ours, or the loss of any significant relationships, could result in material losses to us and may have material adverse impacts on our business.
Risks Related to Government Regulation
We and certain of our suppliers may be subject to extensive government regulation that increases our costs and could limit our ability to market or sell our products.
The medical devices we market are subject to rigorous regulation by the FDA and numerous other federal, state, and foreign governmental authorities. These authorities regulate the development, approval, classification, testing, manufacturing, labeling, marketing, and sale of medical devices. Likewise, our use and disclosure of certain categories of health information may be subject to federal and state laws, implemented and enforced by governmental authorities that protect health information privacy and security. See “Business– Government Regulation and Corporate Compliance” herein for a summary of certain regulations to which we are subject. Further, we cannot predict whether, in the future, the U.S. or foreign governments may impose new regulations that have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Our products are subject to extensive regulation by the FDA and numerous other federal, state, and foreign governmental authorities. In particular, the FDA permits commercial distribution of most new medical devices only after the devices have received clearance under Section 510(k) of the Federal Food, Drug and Cosmetic Act (“510(k)”) or are the subject of an approved PMA. The process of obtaining FDA clearance and approvals to develop and market a medical device can be costly, time-consuming, and subject to the risk that such clearances or approvals will not be granted on a timely basis, if at all.
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
Our relationship with foreign and domestic government entities and healthcare professionals, such as physicians, hospitals, and those to whom and through whom we may market our implants and technologies, are subject to scrutiny under various federal, state, and territorial laws in the United States and other jurisdictions in which we conduct business. These include, for example, anti-kickback laws, physician self-referral laws, false claims laws, criminal health care fraud laws, and anti-bribery laws (e.g., the United States Foreign Corrupt Practices Act, the United Kingdom Bribery Act of 2010 and the Convention on Combating Bribery of Foreign Public Officials in International Business Transactions (“OECD Convention”)). Violations of these laws are punishable by criminal and/or civil sanctions, including, in some instances, fines, imprisonment and, within the United States, exclusion from participation in government healthcare programs, including Medicare, Medicaid and Veterans Administration health programs. These laws are administered by, among others, the Department of Justice, the Office of Inspector General of the Department of Health and Human Services, state attorneys general, and their respective counterparts in the applicable foreign jurisdictions in which we conduct business. Many of these agencies have increased their enforcement activities with respect to medical device manufacturers in recent years.
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
Our success depends in large part on our ability to obtain and maintain patent and other intellectual property with respect to our products. Significant litigation regarding patent rights occurs in our industry and our commercial success depends in part on not infringing the patents or violating the proprietary rights of others. The legal threshold for initiating litigation or contested proceedings may be low, so that even lawsuits or proceedings with a low probability of success might be initiated. Litigation and contested proceedings can also be expensive and time-consuming, and our adversaries in these proceedings may have the ability to dedicate substantially greater resources to prosecuting these legal actions than we can. The law of patents and trade secrets is constantly evolving and often involves complex legal and factual questions. The U.S. government or applicable bodies in other jurisdictions may deny or significantly reduce the coverage we seek for our patent applications before or after a patent is issued. We cannot be sure that any particular patent for which we apply will be issued, that the scope of the patent protection will be comprehensive enough to provide adequate protection from competing technologies, that interference, derivation, reexamination, post-grant review, inter parties review or other proceedings regarding any of our patent applications will not be filed, or that we will achieve any other competitive advantage from a patent. In addition, it is possible that one or more of our patents will be held invalid or reduced in scope of claims if challenged or that others will claim rights in or ownership of our patents and other proprietary rights. If any of these events occur, our competitors and other parties may be able to use our intellectual property to compete more effectively against us.
The patent prosecution process is expensive, time-consuming, and complex, and we may not be able to file, prosecute, maintain, enforce, or license all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output in time to obtain patent protection. Because patent applications remain secret until published and the publication of discoveries in the scientific or patent literature often lag behind actual discoveries, we cannot be certain that our patent application was the first application filed disclosing or potentially covering a particular invention. If another party’s rights to an invention are superior to ours, we may not be able to obtain a license to use that party’s invention on commercially reasonable terms, if at all. In addition, our competitors, many of which have greater resources than us, could obtain patents that will prevent, limit, or interfere with our ability to make use of our inventions either in the United States or in international markets. Further, the laws of some foreign countries do not always protect our intellectual property rights to the same extent as the laws of the United States. Litigation or regulatory proceedings in the United States or foreign countries also may be necessary to defend and enforce our patent or other intellectual property rights or to determine the scope and validity of the proprietary rights of our competitors. These proceedings may prove unsuccessful and result in our patents being found invalid or unenforceable, in whole or in part, and may also be costly, result in development delays, and divert the attention of our management. Any of the foregoing could have a material adverse effect on our results of operations and financial position.
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
We cannot be certain that U.S. or foreign patents or patent applications of other companies do not exist or will not be issued that would prevent us from commercializing our digital technology, medical devices, surgical instruments, and other technologies. Third parties have sued us, and in the future may sue us, for infringing, misappropriating or otherwise violating their patent or other intellectual property rights, regardless of the merit of such claims. Intellectual property litigation is costly. Even if we believe third-party intellectual property claims are without merit, there is no assurance that a court would find in our favor on questions of infringement, validity, enforceability, or priority. If we do not prevail in litigation, we could be found liable for significant monetary damages, including treble damages and attorneys’ fees if we are found to have willfully infringed a patent or other intellectual property right. We could also be required to cease the infringing activity or obtain a license requiring us to make royalty and other payments. It is possible that a required license may not be available to us on commercially acceptable terms, if at all. In addition, a required license may be non-exclusive, and therefore our competitors may have access to the same technology licensed to us, and it could require us to make substantial licensing, royalty, and other payments. If we fail to obtain a required license or are unable to design around another company’s patent, we may be unable to make use of some of the affected technologies or distribute the affected surgical implants, which would reduce our revenues.
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
There has been significant volatility in the market price and trading volume of equity securities, which may be unrelated to the financial performance of the companies issuing the securities. These broad market fluctuations could negatively affect the market price of our stock. The market price and volume of our common stock could fluctuate, and in the past has fluctuated, more than the stock market in general. During the 12 months ended January 31, 2023, the market price of our common stock has ranged from a high of $21.30 per share to a low of $1.34 per share. You may not be able to resell your shares at or above the price you paid for them due to fluctuations in the market price of our stock.
We completed our 1-for-30 Reverse Stock Split that became effective on May 16, 2022. If our stock trades for 30 consecutive business days below minimum $1.00 per share required for continued listing on The Nasdaq Global Select Market pursuant to Nasdaq Listing Rule 5450(a)(1) (the “Minimum Bid Price Requirement”) we will receive notice of non-compliance. If we cannot regain compliance for a minimum of 10 consecutive business days during the period provided by the Nasdaq, we may be delisted. If we are delisted from Nasdaq, our Common Stock may be eligible for trading on an over-the-counter market. If we are not able to obtain a listing on another stock exchange or quotation service for our Common Stock, it may be extremely difficult or impossible for stockholders to sell their shares of Common Stock. Moreover, if we are delisted from Nasdaq, but obtain a substitute listing for our Common Stock, it will likely be on a market with less liquidity, and therefore experience potentially more price volatility than experienced on Nasdaq. Stockholders may not be able to sell their shares of Common Stock on any such substitute market in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if our Common Stock is delisted from Nasdaq, the value and liquidity of our Common Stock, Warrants and Pre-Funded Warrants would likely be significantly adversely affected. A delisting of our Common Stock from Nasdaq could also adversely affect our ability to obtain financing for our operations and/or result in a loss of confidence by investors, employees and/or business partners.
The future issuance or sale of shares of our common stock, or the perception that such issuances or sales could occur, may negatively impact our stock price and you may experience significant dilution, as a result of future issuances of our securities.
The sale or availability for sale of substantial amounts of our common stock, or the perception that such sales could occur, could adversely impact its price. Our amended and restated articles of incorporation authorize us to issue 300,000,000 shares of our common stock. As of December 31, 2022, there were 7,860,369 shares of our common stock outstanding. Accordingly, a substantial number of shares of our common stock are outstanding and available for sale in the market. In addition, we may be obligated to issue additional shares of our common stock upon the exercise of outstanding options, in connection with employee benefit plans (including any equity incentive plans) and in connection with contingent payments under acquisition agreements to which we are a party.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could discourage, delay, or prevent a change of control of our company or changes in management that our stockholders might deem advantageous, including transactions in which stockholders might otherwise receive a premium for their shares. As a result of these provisions, the price investors may be willing to pay for shares of our common stock may be limited. Moreover, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board. Because our Board is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. These provisions include an absence of cumulative voting rights, advance notice procedures and the ability of our Board to amend our amended and restated bylaws without obtaining stockholder approval.
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
General Risk Factors
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
If we fail to successfully develop and introduce new features to existing solutions, our revenues, operating results and reputation could suffer.
Our success depends, in part, upon our ability to develop and to add features to existing platforms that meet existing and new customer requirements. We may not be able to develop and introduce new features on a timely basis or in response to customers’ changing requirements. Similarly, our investments in the HOLO™ AI platform may not sufficiently differentiate us from our competition. If we encounter setbacks in our development efforts, our business may suffer. We expect to incur costs associated with the development and introduction of new features before the anticipated benefits or the returns are realized, if at all. We may experience technical problems and additional costs as we introduce new features to our platform and service, and the productivity and satisfaction of physicians and clinicians could decrease. If any of these problems were to arise, our revenues, operating results and reputation could suffer.
We may not be able to keep pace with changes in technology or provide timely enhancements to our products and services.
The market for our products is characterized by rapid technological advancements, changes in customer requirements, frequent new product introductions and enhancements and changing industry standards. To maintain our growth strategy, we must adapt and respond to technological advances and technological requirements of our customers. Our future success will depend on our ability to: enhance our current products; introduce new products in order to keep pace with products offered by our competitors and the evolving needs of our customers; enhance capabilities; increase the performance of our internal systems; and adapt to technological advancements and changing industry and regulatory standards. We continue to make significant investments related to the development of new technology. If our systems become outdated, it may negatively impact our ability to meet performance expectations related to quality, time to market, cost and innovation relative to our competitors. The failure to improve patient outcomes may adversely impact our business and operating results. The failure to continually develop enhancements and use of AI technologies may impact our ability to increase the efficiency of, and reduce costs associated with, operational risk management and compliance activities.
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
We are currently involved in an intellectual property litigation, and may in the future become involved in other class actions, derivative actions, private actions, collective actions, investigations, and various other legal proceedings by stockholders, customers, employees, suppliers, competitors, government agencies, or others. The results of any such litigation, investigations, and other legal proceedings are inherently unpredictable and expensive. Although some of the costs and expenses of such claims may be covered by insurance, any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, damage our reputation, require significant amounts of management time, and divert significant resources. If any of these legal proceedings were to be determined adversely to us, or we were to enter into a settlement arrangement, we could be exposed to monetary damages or limits on our ability to operate our business, which could have an adverse effect on our business, financial condition, results of operations and prospects.
Our insurance policies protect us only from some business risk, which will leave us exposed to significant uninsured liabilities.
We do not carry insurance for all categories of risk that our business may encounter. Some of the policies we currently maintain include general liability, employee benefits liability, property, workers’ compensation, products liability, medical professional liability, cyber-security, employment practice liability, and directors’ and officers’ insurance. We do not know, however, if we will be able to maintain existing insurance with adequate levels of coverage. Our insurance policies may also require us to pay a high deductible and may not be sufficient to cover the totality of a claim or defense and we may not have enough cash on hand to pay the liabilities. Any significant uninsured liability may require us to pay substantial amounts which would adversely impact our cash positions and results of operations.
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
In San Diego, California we lease a space of 10,367 square feet for our innovation and design functions and other corporate functions.
International
Germany
In Wurmlingen, Germany we lease 13,000 square feet for marketing, distribution, product development and general and administrative functions.
Poland
In Warsaw, Poland we lease 3,900 square feet for research and development, product development and general and administrative functions. In Poznan, Poland we lease 4,200 square feet for product development, test, research, and development functions.
Item 3.    LEGAL PROCEEDINGS.
On March 14, 2022, two Polish companies—GPV I FIZAN, a venture capital firm whose largest single shareholder is an agency of the government of Poland, and StartVenture@Poland sp. z o.o. ASI SKA—filed a complaint in the Superior Court of the State of Delaware against a number of defendants, including the Company. The other defendants named in the complaint were Roboticine, Inc. (“Roboticine”), SSAR Investments LLC, Neva LLC, Krzysztof Siemionow, Cristian Luciano, and Pawel Lewicki. Defendant Roboticine sold Holo Surgical, Inc. (“Holo Surgical”) to the Company in 2020 and defendants SSAR Investments LLC, Neva LLC, Siemionow, and Lewicki were direct or indirect shareholders of Roboticine. Defendant Siemionow is a former employee of the Company, Defendant Luciano is a current employee of the Company, and Defendant Lewicki is a former member of our Board. The plaintiffs allege that they held shares in a company called Holo Surgical, S.A. (“Holo SA”) and the defendants planned, agreed upon, implemented, and/or assisted in implementing a scheme to allegedly defraud the plaintiffs and deprive them of the value of their shares. As part of this alleged scheme, the plaintiffs alleged that certain defendants other than the Company made misrepresentations to the plaintiffs regarding the value of the Holo SA shares, induced the plaintiffs to sell those shares to Defendant Roboticine, and then arranged for the sale of Holo Surgical, Inc. to the Company at a higher price than the price for which Defendant Roboticine paid for the plaintiffs’ shares. Against the Company, the plaintiffs asserted causes of action for aiding and abetting common law fraud, aiding and abetting constructive fraud, aiding and abetting fraudulent inducement, conspiracy to defraud, and unjust enrichment. The complaint sought relief from the Defendants including compensatory damages (including interest), punitive damages, costs and disbursements (including attorneys’ fees, costs, and expenses). The Company filed indemnification claims against certain defendants pursuant to the Holo Surgical acquisition agreement and believes the claims against it are without merit. The Company does not believe that any of the claims relate to its action with regards to the negotiations nor the purchase of Holo SA and on May 27, 2022, moved to dismiss. On February 7, 2023, the court granted the Company’s motion to dismiss and the deadline for appeal has passed. The matter is now concluded.
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
Please see Note 23, Legal Actions and Note 24, Regulatory Actions, to the consolidated financial statements contained in Part II, Item 8 of this Report for additional information regarding certain legal proceedings.
Item 4.    MINE SAFETY DISCLOSURES.
Not applicable.

PART II
Item 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information and Holders
Our common stock is quoted on the Nasdaq Stock Market under the symbol “SRGA.”
As of March 24, 2023, we had 291 stockholders of record of our common stock. We believe that the number of beneficial owners is substantially greater than the number of record holders because a large portion of our common stock is held of record through brokerage firms in “street name.” The closing sale price of our common stock on March 24, 2023, was $1.68 per share.
The following table presents information with respect to our repurchases of our common stock during the year ended December 31, 2022.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2022 to January 31, 2022	107	$21.15	—	—
February 1, 2022 to February 28, 2022	613	$10.88	—	—
March 1, 2022 to March 31, 2022	239	$9.40	—	—
April 1, 2022 to April 30, 2022	398	$7.88	—	—
May 1, 2022 to May 31, 2022	8,210	$5.40	—	—
June 1, 2022 to June 30, 2022	396	$4.20	—	—
July 1, 2022 to July 31, 2022	393	$3.27	—	—
August 1, 2022 to August 31, 2022	1,191	$3.97	—	—
September 1, 2022 to September 30, 2022	172	$4.08	—	—
October 1, 2022 to October 31, 2022	688	$3.48	—	—
November 1, 2022 to November 30, 2022	2,223	$1.88	—	—
December 1, 2022 to December 31, 2022	291	$2.18	—	—
Total	14,921	$4.52	—	—
(1) The purchases reflect amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards, their tax withholding obligations.
Dividend Policy
We intend to retain our available funds and all of our future earnings, if any, to fund the development and growth of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. Additionally, we are, and may in the future become, party to agreements and instruments that restrict or prevent the payment of dividends on our capital stock. Our dividend policy may be changed at any time, and from time to time, by our Board. We did not pay or declare any dividends in 2022 or 2021.
Item 6.    RESERVED

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
Management Overview:
We are a global medical technology company focused on elevating the standard of care by driving the evolution of digital health. We have developed an AI and augmented reality AR technology platform called HOLO™ AI, which we view as a powerful suite of AI software technology that connects the continuum of care from the pre-op and clinical stage through post-op care. HOLO AI is designed to achieve better surgical outcomes, reduce complications, and improve patient satisfaction. We believe HOLO AI is one of the most advanced AI technologies with applications beyond the spine and operating room. Our HOLO Portal™ surgical guidance system, a component of our HOLO AI technology platform, is designed to automatically recognize, identify, and segment patient anatomy to autonomously assist the surgeon throughout the surgical procedure. This proprietary AI-based platform was developed to be an intelligent anatomical mapping technology designed to assist surgeons by allowing them to remain in safe anatomical zones and to enhance surgical performance. We plan to leverage our HOLO AI platform to improve patient outcomes and drive adoption of our spinal hardware implants and biomaterials products. We have launched several new products and are developing a pipeline of new innovative technologies that we plan to integrate with our HOLO AI platform.
In addition to our digital health solutions, we have a broad portfolio of spinal hardware implants, including solutions for fusion procedures in the lumbar, thoracic, and cervical spine, and a minimally invasive surgical implant system for fusion of the sacroiliac joint. We also have a portfolio of advanced and traditional orthobiologics, or biomaterials, products.
Our product portfolio of spinal hardware implants and biomaterials products address an estimated $15.8 billion global spine market. We estimate that our current portfolio addresses nearly 87% of all surgeries utilizing spinal hardware implants and approximately 70% of the biomaterials used in spine-related uses. Our portfolio of spinal hardware implants consists of a broad line of solutions for spinal fusion in minimally invasive surgery (“MIS”), deformity, and degenerative procedures; motion preservation solutions indicated for use in one or two-level disease; and an implant system designed to relieve sacroiliac joint pain. Our biomaterials products consist of a broad range of advanced and traditional bone graft substitutes that are designed to improve bone fusion rates following spinal surgery.
We offer a portfolio of products for thoracolumbar procedures, including: the Streamline® TL Spinal Fixation system, a system for degenerative and complex spine procedures; and the Streamline MIS® Spinal Fixation System, a broad range of implants and instruments used via a percutaneous or mini-open approach. We offer a complementary line of interbody fusion devices, Fortilink®-TS, Fortilink®-L, and Fortilink®-A, in our TETRAfuse® 3D Technology, which is 3D printed with nano-rough features that have been shown to allow more bone cells to attach to more of the implant, increasing the potential for fusion. We also offer a portfolio of products for cervical procedures, including: the CervAlign® ACP System, a comprehensive anterior cervical plate system; the Fortilink®-C IBF System, a cervical interbody fusion device that utilizes TETRAfuse® 3D technology; and the Streamline® OCT System, a broad range of implants used in the occipito-cervico-thoracic posterior spine. Our motion preservation systems are designed to enable restoration of segmental stability while preserving motion. These systems include the HPS® 2.0 Universal Fixation System, a pedicle screw system used for posterior stabilization of the thoracolumbar spine that includes a unique dynamic coupler shown to preserve motion and reduce the mechanical burden on adjacent segments available in select markets. Our implant system for fusion of the sacroiliac joint, the SImmetry® SI Joint Fusion System, is a minimally invasive surgical implant system that has been clinically demonstrated to facilitate fusion of the sacroiliac joint and statistically significant decreases in opioid use, pain, and disability.
Through a series of distribution agreements, our product portfolio of biomaterials consists of a variety of bone graft substitutes, including cellular allografts, demineralized bone matrices (“DBMs”), and synthetic bone growth substitutes that have a balance of osteoinductive and osteoconductive properties to enhance bone fusion rates following spinal surgery. We market ViBone® and ViBone® Moldable, two next-generation viable cellular allograft bone matrix products intended to provide surgeons with improved results for bone repair. The ViBone and ViBone Moldable products are processed using a proprietary method optimized to protect and preserve the health of native bone cells to potentially enhance new bone formation and are designed to perform and handle in a manner similar to an autograft. The ViBone and ViBone Moldable products contain cancellous bone particles as well as demineralized cortical bone particles and fibers, delivering osteoinductive, osteoconductive, and osteogenic properties. Our DBM product offering includes BioSet®, BioReady®, and BioAdapt®, a DBM portfolio consisting of putty, putty with chips, strips, and boat configurations for various surgical applications while providing osteoinductive properties to aid in bone fusion. Our synthetic bone growth substitutes include nanOss® and nanOss® 3D Plus, a family of products that provide osteoconductive nano-structured hydroxyapatite (“HA”) and an engineered extracellular matrix bioscaffold collagen carrier that mimics a natural bone growth solution.
On January 18, 2022 we announced receipt of 510(k) clearance from the U.S. Food and Drug Administration for the HOLO Portal surgical guidance system for use within lumbar spine procedures.
The HOLO Portal surgical guidance system is designed to combine (i) advanced AR to assist the surgeon with an “X-ray vision”-like 3D overlay rendering of the patient’s anatomy, (ii) automated image processing and modular spine level identification and segmentation of the patient’s anatomy to enhance navigation, and (iii) automatically suggesting a patient specific surgical plan. The HOLO Portal™ system's AI is designed to recognize the different classes of anatomical structures and help the surgeon identify anatomy within complex areas of the spine. The HOLO Portal system has been designed with unique set up process of quickly establishing the synchronization between virtual images and the patient’s real anatomy, a process called registration. The HOLO Portal surgical guidance system is also designed to provide surgeons with real-time perioperative information such as alerts and suggestions to assist the execution of the surgeon’s approved operative, decrease surgical complications, reduce surgical times, and improve patient outcomes. Following our first 510(k) clearance, we continue to commercialize the HOLO Portal surgical guidance system in a limited market release for use in the lumbar spine, with plans to expand to thoracic and cervical spine and intracranial in the future.
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
We currently market and sell our products to hospitals, ambulatory surgery centers, and healthcare providers in the United States and in approximately 40 countries worldwide. Our U.S. sales organization consists of area sales directors and regional product specialists who oversee a network of independent spine and orthobiologics distributors who receive commissions for sales that they generate. Our international sales organization is composed of a sales management team that oversees a network of direct sales representatives, independent spine and orthobiologics distributors, and stocking distributors.
We plan to use our existing cash to fund our general corporate needs and are in the process of initiating expense reduction plans to lower operating expenses and reduce our overall cash burden. Further, we are evaluating corporate realignment programs to further streamline the organization, improve processes and lower future capital outlays moving into 2023. Based on our current cash flow forecast, these cost containment programs will not be sufficient to meet our anticipated cash needs into the fourth quarter of 2023. In the interim, we are seeking additional funding through the issuance of equity or debt or other financial instruments. Absent receipt of additional third-party financing, based on our current cash flow forecast, the Company will not have adequate capital resources to meet its current obligations as they become due into the fourth quarter of 2023, we may be required to seek bankruptcy protection of the courts, which could cause us to be delisted from the NASDAQ, further limiting our ability to obtain financing.
Recent Developments
Reverse Stock Split
We completed our l-for-30 Reverse Stock Split that became effective on May 16, 2022. Unless we indicate otherwise, all per share amounts and references to common shares and common share amounts in this Report reflect the Reverse Stock Split, and the accompanying financial statements and notes to the financial statements give effect to the Reverse Stock Split.
Disposition of Coflex and Cofix product lines
Subsequent to December 31, 2022, Xtant acquired 100% of the issued and outstanding equity of Surgalign SPV, from the Seller upon completion of the Coflex Transaction, which occurred on February 28, 2023. The aggregate consideration paid in the Coflex Transaction for 100% of Surgalign SPV’s equity securities was $17.0 million in cash, which provided net cash of $14.8 million to the Company. The Coflex Purchase Agreement contains customary representations and warranties by the Company, Seller and Xtant. As a result of the Coflex Transaction, Xtant acquired our Coflex and Cofix product lines in the United States and worldwide intellectual property rights therein. The Seller, Surgalign SPV and Xtant also entered into the Transition Services Agreement in connection with the Coflex Transaction pursuant to which the Seller has agreed to provide certain transition services to Xtant immediately after the closing for an agreed upon transition period.
Acquisitions
See Note 7 - Business Combinations and Acquisitions
COVID-19
As discussed in more detail above in Part I, Item 1, “Business” of this Form 10-K, the coronavirus ("COVID-19") pandemic and its variants has adversely affected our business. The consequences of the outbreak and impact on the economy continue to evolve and the full extent of the impact is uncertain as of the date of this filing. The outbreak has already had, and continues to have, a material adverse effect on our business, operating results and financial condition and has significantly disrupted our operations.
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
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. Our estimates or judgments as of March 30, 2023 may change as new events occur and additional information is obtained. Accordingly, actual results could differ materially from our estimates or judgements made under different assumptions or conditions.
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
Excess and Obsolete Inventory Valuation. Our calculation of the amount of inventory that is excess, obsolete, or will expire prior to sale has the following components: 1) a consumption based component that compares historical sales to inventory quantities on hand for our United States calculation and projected sales to quantities on hand for our international calculation given its wind down; 2) for expiring inventory we assess the risk related to inventory that is near expiration by analyzing historical expiration trends to project inventory that will expire prior to being sold; and 3) identifying product lines that will be rationalized in the near future. Our demand-based consumption model assumes that inventory will be sold on a first-in-first-out basis. Our metal inventory does not expire and can be re-sterilized and sold; however, we assess quantities on hand, historical sales, projected sales, projected consumption, the number of forecasted years, wind down timing for rationalized product lines when calculating the estimate.
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

Accounting Standard Update Considerations
To date, there have been no recent accounting pronouncements not yet effective that we expect will have a material, or potential material, impact to our consolidated financial statements.
Off Balance-Sheet Arrangements
As of December 31, 2022, we had no off-balance-sheet arrangements, as defined in Item 303 of Regulation S-K.
Results of Operations
The following tables set forth, in both thousands of dollars and as a percentage of revenues, the results of our operations for the years indicated:

	Year Ended December 31,
	2022		2021
Statement of Operations Data:
Revenues	$81,979	100.0%	$90,500	100.0%
Costs of goods sold	41,691	50.9	29,775	32.9
Gross profit	40,288	49.1	60,725	67.1

Operating Expenses:
General and administrative	95,888	117.0	104,460	115.7
Severance and restructuring costs	1,148	1.4	208	—
Research and development	15,736	19.2	13,888	15.3
Gain on acquisition contingency	(17,867)	(21.8)	(4,587)	(5.1)
Asset acquisition expenses	—	—	72,087	79.7
Asset impairment and abandonments	5,352	6.5	12,195	13.5
Transaction and financing expenses	19,391	23.7	3,689	4.1
Total operating expenses	119,648	145.9	201,940	223.1
Other operating income, net	(898)	(1.1)	(3,932)	(4.3)
Operating loss	(78,462)	(95.7)	(137,283)	(151.7)

Other expense (income) - net
Other expense (income) - net	26	—	(202)	(0.2)
Interest expense	1,009	1.2	—	—
Foreign exchange loss	978	1.2	1,447	1.6
Change in fair value of warrant liability	(24,827)	(30.3)	(14,736)	(16.3)
Total other income - net	(22,814)	(27.8)	(13,491)	(14.9)
Loss before income tax provision	(55,648)	(67.9)	(123,792)	(136.8)
Income tax benefit	(1,043)	(1.3)	(886)	(1.0)
Net loss from continuing operations	(54,605)	(66.6)	(122,906)	(135.8)
Discontinued operations
Loss from operations of discontinued operations	—	—	(6,316)	(7.0)
Income tax benefit	—	—	(2,674)	(3.0)
Net loss from discontinued operations	—	—	(3,642)	(4.0)
Net loss	(54,605)	(66.6)	(126,548)	(139.8)
Net loss applicable to noncontrolling interests	—	—	41,897	46.3
Net loss applicable to Surgalign Holdings, Inc.	$(54,605)	(66.6)	$(84,651)	(93.5)

	For the Year Ended December 31,		Percent Change
	2022	2021	2022/2021
Revenues:
Domestic	$68,647	$77,927	(11.9)%
International	13,332	12,573	6.0%
Total revenues	$81,979	$90,500	(9.4)%
2022 Compared to 2021
Revenues – Total revenues decreased $8.5 million, or 9.4%, to $82.0 million for the year ended December 31, 2022, compared to $90.5 million for the year ended December 31, 2021. The decrease in revenue was primarily related to the continued pricing pressures faced with our customers and the current market and economic conditions in the U.S and abroad. The impact of the global pandemic, which has led to fewer surgical procedures and hospital staffing shortages throughout the U.S., among other factors.
Gross profit – Gross profit decreased $20.4 million or 33.7% to $40.3 million for the year ended December 31, 2022 compared to $60.7 million for the year ended December 31, 2021. Gross profit percentage decreased by 18.0% to 49.1% from 67.1% for the year ended December 31, 2021. The decrease in gross profit and gross margin was primarily related to increases in our excess and obsolete inventory calculation as a result of product rationalization initiatives. This was coupled with a decrease in overall revenue year-over-year.
Operating expenses - Total operating expenses decreased by $82.3 million or 40.8% to $119.6 million for the year ended December 31, 2022 compared to $201.9 million for the year ended December 31, 2021. The primary driver was a $72.1 million decrease in “Asset acquisition” expense related to the INN acquisition in 2021. Additionally, there was an $8.6 million decrease in “General and administrative” expenses caused by a reduction in spending through continued simplification of the distribution and administrative infrastructure. Additionally, there was a decrease in “Asset impairment and abandonment” of $6.8 million due to impairment of the ERP system in 2021 and a reduction in capital expenditures during 2022. This was partially offset by an increase of $1.8 million in “Research and development” expenses in 2022 related to the continued development of the HOLOTM platform and obtaining regulatory approval, and also from an increase of $1.0 million in “Severance and restructuring costs” in 2022 associated with our restructuring plan.
Net income loss from operations and per share amount – Total net loss from operations decreased $68.3 million or 55.6% to $54.6 million net loss for the year ended December 31, 2022 from a net loss of $122.9 million for the year ended December 31, 2021. Net loss per share decreased from $30.08 net loss per share as of December 31, 2021 to $8.33 net loss per share as of December 31, 2022. The main drivers of the decrease are identified within the operating expenses identified above and partially offset by the $10.1 million change in warrant liability revaluation.
Non-GAAP Financial Measures
We utilize certain financial measures that are important financial measures for us but are not financial measures calculated in accordance with GAAP. These financial measures are considered “non-GAAP” financial measures within the meaning of Regulation G and Item 10(e) of Regulation S-K promulgated by the SEC. We believe that non-GAAP financial measures provide an additional way of viewing aspects of our operations that, when viewed with the GAAP results, provide a more complete understanding of our results of operations and the factors and trends affected our business. These non-GAAP financial measures are also used by our management to evaluate financial results and to plan and forecast future periods. However, non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, the corresponding measures calculated in accordance with GAAP. Non-GAAP financial measures used by us may differ from the non-GAAP measures used by other companies, including our competitors.
To supplement our consolidated financial statements presented on a GAAP basis, we disclose non-GAAP net loss applicable to common shares, non-GAAP net loss per diluted share, non-GAAP operating expenses, and non-GAAP gross profit, in each case adjusted for certain amounts. In addition, we disclose EBITDA and Adjusted EBITDA, which are non-GAAP financial measures. The calculation of the tax effect on the adjustments between GAAP net loss applicable to common shares and non-GAAP net loss applicable to common shares is based upon our estimated annual GAAP tax rate, adjusted to account for items excluded from GAAP net loss applicable to common shares in calculating non-GAAP net loss applicable to common shares. Reconciliations of each of these non-GAAP financial measures to the most directly comparable GAAP measures are included in the reconciliations below:

Non-GAAP Gross Profit, Adjusted:

	For the Year Ended December 31,
(In thousands)	2022		2021
Revenues	$81,979	100.0%	$90,500	100.0%
Costs of goods sold	41,691	50.9%	29,775	32.9%
Gross profit, as reported	40,288	49.1%	60,725	67.1%
Inventory write-off	3,709	4.5%	—	—%
Product rationalization	13,822	16.9%	—	—%
Supplier prepayment write-off	180	0.2%	3,000	3.3%
Inventory purchase price adjustment	1,678	2.0%	2,036	2.2%
Non-GAAP gross profit, adjusted	$59,677	72.8%	$65,761	72.7%
Non-GAAP Operating Expenses, Adjusted:

	For the Year Ended December 31,
(In thousands)	2022	2021
Operating Expenses	$119,648	$201,940
Non-cash stock-based compensation	4,634	5,212
Gain on acquisition contingency	(17,867)	(4,587)
Asset acquisition expenses	—	72,087
Bargain purchase gain	—	(90)
Asset impairment and abandonments	5,352	12,195
Transaction and financing expenses	19,391	3,689
Severance and restructuring costs	1,148	208
Non-GAAP operating expenses, adjusted*	$106,990	$113,226
Non-GAAP operating expenses, adjusted as a percent of revenues	130.5%	125.1%

*Please note this reconciliation does not include HOLO Portal capitalized costs of $1.2 million and $0.0 million for the years ended December 31, 2022 and 2021.
Reconciliation of Net Loss Applicable to Common Shares and Net Loss Per Diluted Share to Adjusted Net Loss Applicable to Common Shares and Adjusted Net Loss Per Diluted Share

	For the Year Ended December 31,
	2022		2021
(In thousands)	Net Loss Applicable to Common Shares	Amount Per Diluted Share	Net Loss Applicable to Common Shares	Amount Per Diluted Share
Net loss from continuing operations, as reported	$(54,605)	$(8.33)	$(122,906)	$(30.08)
Change in fair value of warrant liability	(24,827)	(3.79)	(14,736)	(3.61)
Gain on acquisition contingency	(17,867)	(2.73)	(4,587)	(1.12)
Non-cash stock-based compensation	4,634	0.71	5,212	1.28
Foreign exchange loss	978	0.15	1,447	0.35
Supplier prepayment write-off	180	0.03	3,000	0.73
Asset acquisition expenses	—	—	72,087	17.64
Bargain purchase gain	—	—	(90)	(0.02)
Other operating income	(898)	(0.14)	(3,932)	(0.96)
Asset impairment and abandonments	5,352	0.82	12,195	2.98
Transaction and financing expenses	19,391	2.96	3,689	0.90
Inventory purchase price adjustment	1,678	0.26	2,036	0.50
Inventory write-off	3,709	0.57	—	—
Product rationalization	13,822	2.11	—	—
Severance and restructuring costs	1,148	0.18	208	0.05
Tax effect on other adjustments	33	0.01	(28)	(0.01)
Non-GAAP net loss applicable to common shares, adjusted*	$(47,272)	$(7.19)	$(46,405)	$(11.37)

*Please note this reconciliation does not include HOLO Portal capitalized costs of $1.2 million and $0.0 million for the years ended December 31, 2022 and 2021.

Reconciliation of Net Loss Applicable to Common Shares to Adjusted EBITDA

	For the Twelve Months Ended December 31,
(In thousands)	2022	2021
Net loss income for continuing operations	$(54,605)	$(122,906)
Interest expense, net	1,009	—
Provision (benefit) for income taxes	(1,043)	(886)
Depreciation	1,973	2,457
EBITDA	(52,666)	(121,335)
Reconciling items impacting EBITDA
Non-cash stock based compensation	4,634	5,212
Foreign exchange loss	978	1,447
Other reconciling items *
Inventory write-off	3,709	—
Supplier prepayment write-off	180	3,000
Product rationalization	13,822	—
Other operating income	(898)	(3,932)
Inventory purchase price adjustment	1,678	2,036
Asset acquisition expenses	—	72,087
Change in fair value of warrant liability	(24,827)	(14,736)
Gain on acquisition contingency	(17,867)	(4,587)
Bargain purchase gain	—	(90)
Asset impairment and abandonments	5,352	12,195
Transaction and financing expenses	19,391	3,689
Severance and restructuring costs	1,148	208
Adjusted EBITDA*	$(45,366)	$(44,806)
Adjusted EBITDA as a percent of revenues	(55.3)%	(49.5)%

*Please note this reconciliation does not include HOLO Portal capitalized costs of $1.2 million and $0.0 million for the years ended December 31, 2022 and 2021.
The following are explanations of the adjustments that management excluded as part of the non-GAAP measures for the years ended December 31, 2022 and 2021. Management removes the amount of these costs from our operating results to supplement a comparison to our past operating performance.
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
2022 and 2021 Inventory purchase price adjustment – These costs relate to the purchase price effects of acquired Paradigm inventory that was sold during the years ended December 31, 2022 and 2021.

2022 and 2021 Transaction and financing expenses – These costs relate to professional fees associated with financings and issuance costs for the registered direct offering and professional fees associated with the acquisition of INN, Holo Surgical, and Prompt Prototypes, LLC.
2022 and 2021 Tax effect on other adjustments – These adjustments represent the tax effects of the non-GAAP measures for the respective years.
2022 and 2021 Severance and restructuring costs – 2022 costs relate to employee related severance costs as a result of the Company’s organization restructuring plan. 2021 costs relate to the reduction of our organizational structure, primarily driven by simplification of our Marquette, MI location.
2022 and 2021 Other operating income, net – Gain relates to the Company’s inventory settlement with OEM.
2022 Inventory write-off – These costs relate to inventory write-offs associated with reduced sales forecasts applied for the Company’s continuing inventory product portfolio.
2022 Product rationalization – These costs relate to inventory write downs associated with the Company’s product portfolio rationalization initiative and wind down of the international business.
2021 Bargain purchase gain – Gain related to our acquisition of Prompt Prototypes, LLC.
2021 Supplier prepayment write-off – Cost related to the write-off of prepaid royalty payments that the Company assessed would not be met in future years.
2021 Asset acquisition expenses – The asset acquisition expenses related to the INN acquisition in 2021.
Non-GAAP 2022 Compared to Non-GAAP 2021
Non-GAAP gross profit – Non-GAAP gross profit decreased $6.1 million or 9.3% to $59.7 million for the year ended December 31, 2022 compared to $65.8 million for the year ended December 31, 2021. Gross profit percentage increased by 0.1% to 72.8% from 72.7% for the year ended December 31, 2022 and 2021, respectively. The decrease in gross profit was primarily related to lower revenue for the comparable 2022 and 2021 periods, while the increase in gross profit percentage was primarily related to an improved product mix.
Non-GAAP operating expenses - Total non-GAAP operating expenses decreased by $6.2 million or 5.5% to $107.0 million for the year ended December 31, 2022 compared to $113.2 million for the year ended December 31, 2021. The decrease was primarily related to a $8.6 million decrease in “General and administrative” expenses caused by a reduction in spending through continued simplification of the Company’s distribution and administrative infrastructure, with a $1.8 million partial offset in “Research and development” expenses related to the continued development of the HOLOTM platform and obtaining regulatory approval.
Non-GAAP Net loss from operations and Non-GAAP per share amount – Total net loss from operations increased $0.9 million or 1.9% to $47.3 million for the year ended December 31, 2022 from a $46.4 million net loss for the year ended December 31, 2021. Non-GAAP net loss per share decreased from $11.37 as of December 31, 2021 to net loss per share of $7.19 as of December 31, 2022. The main drivers of the increase are caused by the decrease non-GAAP gross profit explained above, decrease in non-GAAP operating expenses explained above, and a $1.0 million increase in interest expense due to the debt issued related to the INN acquisition.
Adjusted EBITDA – Total adjusted EBITDA increased $0.6 million or 1.2% to a $45.4 million loss for the year ended December 31, 2022 from a $44.8 million loss for the year ended December 31, 2021. The main drivers of the increase are caused by the decrease in non-GAAP operating expenses explained above.
Liquidity and Going Concern
As of December 31, 2022, we had approximately $16.3 million in cash and $20.9 million in trade accounts payable and accrued expense liabilities, all of which were current. We plan to use our existing cash to fund our general corporate needs. In December 2022, we implemented a restructuring plan based on a thorough review of our organizational structure, processes, costs, and product portfolio, which we expect will lower operating expenses and reduce our overall cash burden. We believe this corporate realignment program will streamline the organization, improve processes and result in a significant reduction in operating expenses, significantly decrease our current operating cash flow, and leading to a lower cost basis to operate in 2023. In addition, to continue to increase our overall cash position, we sold our U.S. Coflex business in the first quarter of 2023 for total consideration of $17.0 million which provided net cash of $14.8 million to the Company following transaction costs. Based on the current execution of the strategy and our current cash flow forecast, we expect our current net working capital available will be sufficient to satisfy our needs into the fourth quarter of 2023. We are currently executing on our overall corporate strategy which includes the possibility of further corporate alignment programs, additional financing events through debt or equity, the potential sale of certain or substantially all assets, a sale of the Company or a potential merger with another entity. There is no assurance that we will be successful in further implementing these initiatives. Absent receipt of additional funding, based on our current cash flow forecast, we do not expect to have adequate capital resources to meet our anticipated cash needs and our current obligations as they become due into the fourth quarter of 2023, which could require the Company to seek protection through a bankruptcy filing.
In the interim, if we seek to raise additional capital through debt or equity or other financial instruments, there is no assurance that we will be able to obtain financing in a timely manner or on acceptable terms to meet any liquidity needs. If we are unable to secure additional funding and successfully implement our planned corporate realignment programs designed to significantly reduce expenses, we may be required to seek protection under applicable bankruptcy laws and/or liquidate or reorganize our assets, which could cause us to be delisted from the NASDAQ, further limiting our ability to obtain financing.
Financing Activities
On November 13, 2022, we entered into a securities purchase agreement with a single institutional investor pursuant to which we agreed to sell, in a registered direct offering (the “2022 Registered Direct Offering”), 740,000 shares of our common stock, pre-funded warrants exercisable for up to an aggregate of 5,260,000 shares of common stock at an exercise price of $0.001 per share, Series A warrants to purchase an aggregate of up to 6,000,000 shares of common stock that are exercisable through November 13, 2027 at an exercise price of $1.8150 per share, and Series B warrants to purchase an aggregate of up to 1,500,000 shares of common stock that are exercisable through November 13, 2025 at an exercise price of $1.8150 per share. We received gross proceeds of $12.0 million associated with the 2022 Registered Direct Offering. Also in connection with the 2022 Registered Direct Offering, we issued placement agent warrants to purchase an aggregate of up to 360,000 shares of common stock that are exercisable through November 13, 2027 at an exercise price of $2.5000 per share.
On February 15, 2022, we issued and sold in an underwritten public offering 1,285,507 shares of our common stock and 163,768 of pre-funded warrants to purchase common stock. In addition, the Company issued warrants to purchase up to an aggregate of 1,086,956 shares of common stock that are exercisable through February 15, 2027. Also in connection with the offering, the Company issued placement agent warrants to purchase an aggregate of up 86,956 shares of common stock that are exercisable through February 15, 2027. Finally, the Company granted the underwriters the option for a period of 30 days from February 15, 2022 to purchase up to 217,391 additional shares of the Company’s common stock and/or warrants to purchase up to 163,043 shares of the Company’s common stock. The Underwriters did not exercise the option to purchase the common shares from the Company, but they did exercise the option to purchase the warrants which have not been converted to common shares as of December 31, 2022. We received gross proceeds of $20.0 million from the offering.
On June 14, 2021, we issued and sold in a registered direct offering an aggregate of 966,183 shares of our common stock and investor warrants to purchase up to an aggregate of 966,183 shares of common stock. The Company, also in connection with the direct offering, issued placement agent warrants to purchase an aggregate of up to 57,971 shares of our common stock that are exercisable through June 14, 2024. We received gross proceeds of $50.0 million from the offering.
On February 1, 2021, we closed a public offering and sold a total of 956,666 shares of our common stock at a price of $45.0000 per share, less the underwriter discounts and commissions. We received gross proceeds of $44.5 million from the offering.

Commitments & Contingencies
The following table provides a summary of our operating lease obligations and other significant obligations as of December 31, 2022.

	Contractual Obligations Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations (1)	66,874	3,955	11,473	11,993	39,453
Purchase obligations (2)	24,460	13,531	10,929	—	—
Milestone payments (3)	34,328	4,377	29,951	—	—
Total	$125,662	$21,863	$52,353	$11,993	$39,453
(1)These represent our operating lease commitments including the commitments related to the San Diego Lease.
(2)These amounts consist of contractual obligations for capital expenditures, annual minimums with suppliers, and certain open purchase orders with Aziyo, and purchase commitments with RTI Surgical.
(3)These amounts relate to the future milestone payments related to the Holo Surgical acquisition and the forward contracts related to the INN acquisition.
Cash Flow Analysis – Financing Risk
We expect to devote significant efforts to raise capital, restructure our indebtedness and identify and evaluate potential strategic alternatives, however; there can be no assurance that we will be successful in obtaining capital sufficient to meet our operating needs on terms or a timeframe acceptable to us or at all. Further, in the event that market conditions preclude our ability to consummate such a financing or capital-raising transaction, we may be required to evaluate additional alternatives in restructuring our business and our capital structure. Any failure in these efforts could force us to delay, limit or terminate our operations, make reductions in our workforce, liquidate all or a portion of our assets or pursue other strategic alternatives, and/or seek protection under the provisions of the U.S. Bankruptcy Code.
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
Working capital comparison 2022 Compared to 2021
Our working capital at December 31, 2022 decreased $17.0 million to $35.6 million from $52.6 million at December 31, 2021, primarily as a result of the decrease in sales year over year. As of December 31, 2022, we had $16.3 million of cash and cash equivalents. For the year ended December 31, 2022, the Company used approximately $52.1 million of cash in its operations, primarily related to the execution of its digital health strategy.
At December 31, 2022, we had 72 days of revenues outstanding in trade accounts receivable, a decrease of 5 days compared to December 31, 2021. The decrease is primarily due to improved collection efforts in addition to reduced sales as compared to the prior period.
At December 31, 2022, excluding the purchase accounting step-up of Paradigm inventory, we had 254 days of inventory on hand, a decrease of 170 days compared to December 31, 2021. The decrease in inventory days is a result of the product rationalization initiative. For continuing product lines, we believe that our inventory levels will be adequate to support our on-going operations for the next twelve months.
At December 31, 2022, our foreign subsidiaries held $2.0 million in cash. We intend to indefinitely reinvest the earnings of our foreign subsidiaries. If we were to repatriate indefinitely reinvested foreign funds, we would not be subject to additional U.S. federal income tax; however, we would be required to accrue and pay any applicable withholding tax and U.S. state income tax liabilities. We do not believe that this policy of indefinitely reinvesting the earnings of our foreign subsidiaries will have a material adverse effect on the business as a whole.
Going Concern
The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation assumes that we will continue in operation one year after the date these financial statements are issued, and we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, as discussed below, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued.
As of December 31, 2022, the Company had cash of $16.3 million and an accumulated deficit of $624.2 million. For the year ended December 31, 2022, the Company had a loss from continuing operations of $54.6 million and a net loss applicable to Surgalign Holdings, Inc. of $54.6 million. The Company has incurred losses from operations in the previous two fiscal years and did not generate positive cash flows from operations in fiscal year 2022 nor in 2021. The Company expects net operating losses for the full year 2023 as it works to commercialize its HOLO Portal™ surgical guidance system and further develop its HOLO™ AI platform and spinal device product lines.
On November 13, 2022, we entered into a securities purchase agreement with a single institutional investor pursuant to which we agreed to sell, in a registered direct offering (the “2022 Registered Direct Offering”), 740,000 shares of our common stock, pre-funded warrants exercisable for up to an aggregate of 5,260,000 shares of common stock, Series A warrants to purchase an aggregate of up to 6,000,000 shares of common stock that are exercisable through November 13, 2027, and Series B warrants to purchase an aggregate of up to 1,500,000 shares of common stock that are exercisable through November 13, 2025. We received gross proceeds of $12.0 million associated with the purchase agreement. Also in connection with the 2022 Registered Direct Offering, we issued placement agent warrants to purchase an aggregate of up to 360,000 of common stock that are exercisable through November 13, 2027.
On February 15, 2022, we issued and sold in an underwritten public offering 1,285,507 shares of our common stock and 163,768 of pre-funded warrants to purchase common stock. In addition, the Company issued warrants to purchase up to an aggregate of 1,086,956 shares of common stock that are exercisable through February 15, 2027. Also in connection with the offering, the Company issued placement agent warrants to purchase an aggregate of up to 86,956 shares of common stock that are exercisable through February 15, 2027. Finally, the Company granted the underwriters the option for a period of 30 days from February 15, 2022 to purchase up to 217,391 additional shares of the Company’s common stock and/or warrants to purchase up to 163,043 shares of the Company’s common stock. The Underwriters did not exercise the option to purchase the common shares from the Company, but they did exercise the option to purchase the warrants which have not been converted to common shares as of December 31, 2022. We received gross proceeds of $20.0 million from the offering.
On June 14, 2021, we issued and sold in a registered direct offering an aggregate of 966,183 shares of our common stock and investor warrants to purchase up to an aggregate of 966,183 shares of common stock. The Company, also in connection with the direct offering, issued placement agent warrants to purchase an aggregate of up to 57,971 shares of our common stock that are exercisable through June 14, 2024. We received gross proceeds of $50.0 million from the offering.
On February 1, 2021, we closed a public offering and sold a total of 956,666 shares of our common stock at a price of $45.0000 per share, less the underwriter discounts and commissions. We received gross proceeds of $44.5 million from the offering.
The Company is projecting it will continue to generate significant negative operating cash flows over the next 12-months and beyond. In management's evaluation of the going concern conclusion we considered the following: i) supply chain and labor issues, potential of a COVID-19 or related variant resurgence, inflation, and recent market volatility; ii) negative cash flows that are projected over the next 12-month period; iii) probability of payment of potential milestone payments related to the Holo Surgical and INN acquisitions should any of the milestones be achieved; iv) INN seller notes with an aggregate amount of $10.6 million due to the seller of INN on December 31, 2024; and v) various supplier minimum purchase agreements. The Company’s operating plan for the next 12-month period also includes continued investments in its product pipeline that require additional financings, including digital health, its digital health products, and certain hardware assets.
Historically, the Company has successfully funded its cash requirements with capital raised through financings and/or asset sales and intends to continue to pursue those paths to address cash shortfalls. We completed the Coflex Transaction for $17.0 million gross funds and net cash of $14.8 million to the Company.
Even with this sale, absent receipt of additional third-party funding and based on our current cash flow forecast, the Company does not expect to have adequate capital resources to meet its current obligations as they become due into the fourth quarter of 2023. The Company’s ability to meet its current obligations as they become due over the next twelve months and to be able to continue with its operations will depend on obtaining additional capital and executing its current corporate strategy. No assurance can be given that any of these actions will be completed. If the Company is unable to secure additional funding and successfully implement its planned corporate realignment programs designed to significantly reduce expenses, the Company may be required to seek protection under applicable bankruptcy laws and/or liquidate or reorganize its assets, which could cause us to be delisted from the NASDAQ, further limiting our ability to obtain financing.
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
The recoverability of a major portion of the recorded asset amounts shown in the Company’s accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its funding requirements on a continuous basis to maintain existing financing to succeed in its future operations. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.
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
We are exposed to interest rate risk in the United States and Germany. Changes in interest rates affect interest income earned on cash and cash equivalents. As of December 31, 2022, all of our indebtedness is based on a fixed rate interest rate.
The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses, and net income. Our international operations currently transact business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on December 31, 2022, outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations. We do not expect changes in exchange rates to have a material adverse effect on our income or our cash flows in 2022. However, we can give no assurance that exchange rates will not significantly change in the future.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
Our consolidated financial statements, supplementary data and the Report of Independent Registered Public Accounting Firm required in this item are set forth on the pages indicated in Item 15(a)(1) and are incorporated herein by reference.
Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
Item 9A. CONTROLS AND PROCEDURES.
Attached as exhibits to this Form 10-K are certifications of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), which are required in accordance with Rule 13a-15 of the Exchange Act. This “Controls and Procedures” section includes information concerning the controls and controls evaluation referred to in the certifications.
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our CEO and CFO, we evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2022. Based on this evaluation of our disclosure controls and procedures, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of December 31, 2022.
Management’s Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with U.S. GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements.
Under the supervision and with the participation of our management, including our CEO and CFO, we have conducted an evaluation of the effectiveness of our internal control over financial reporting using criteria set forth under the framework in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this COSO framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2022. This annual report does not include an attestation report of our registered independent public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION.
Not applicable
Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable

PART III
The Company intends to file with the SEC a definitive proxy statement for its next Annual Meeting of Stockholders (the “Proxy Statement”) pursuant to Regulation 14A not later than 120 days after December 31, 2022. The information required by Part III (Items 10, 11, 12, 13 and 14) is incorporated herein by reference to the disclosure in that Proxy Statement.
Item 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.
The information required by Item 10 is incorporated herein by reference to the Proxy Statement.
Code of Ethics for Senior Financial Professionals and Code of Conduct
Our Board has adopted a Code of Ethics for Senior Financial Professionals, applicable to our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer. Our Board has also adopted a Code of Conduct applicable to all of our directors, officers and employees. The Code of Ethics for Senior Financial Professions is available on our website at www.surgalign.com.
Item 11.     EXECUTIVE COMPENSATION.
The information required by Item 11 is incorporated herein by reference to the Proxy Statement.
Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information required by Item 12 is incorporated herein by reference to the Proxy Statement.
Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.
The information required by Item 13 is incorporated herein by reference to the Proxy Statement.
Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES.
The information required by Item 14 is incorporated herein by reference to the Proxy Statement.

PART IV
Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)Documents filed as part of the report:
(1)Financial Statements:
See “Index to Consolidated Financial Statements and Financial Statement Schedule” on page 56, the Independent Registered Public Accounting Firm’s Report on page 57 and the Consolidated Financial Statements on pages 59 to 62, all of which are incorporated herein by reference.
(2)Financial Statement Schedule:
The following Financial Statement Schedule is filed as part of this Report:
Schedule II, Valuation and Qualifying Accounts for the years ended December 31, 2022 and 2021 is included in the Consolidated Financial Statements of Surgalign Holdings, Inc. on page 99. All other financial statement schedules are omitted because they are inapplicable, not required or the information is indicated elsewhere in the consolidated financial statements or the notes thereto.
(3)Exhibits:

l Exhibit No.		Incorporated by Reference
	Description	Form	File No.	Exhibit	Date Filed
2.1	Master Transaction Agreement, dated as of November 1, 2018, by and among RTI Surgical, Inc., PS Spine Holdco, LLC, Bears Holding Sub, Inc., and Bears Merger Sub, Inc.	8-K12B	001-38832	2.1	3/11/2019
2.2†	Equity Purchase Agreement, dated as of January 13, 2020, by and between RTI Surgical Holdings, Inc. and Ardi Bidco Ltd.	8-K	001-38832	2.1	1/15/2020
2.3†	First Amendment to Equity Purchase Agreement, dated as of March 6, 2020, by and between RTI Surgical Holdings, Inc. and Ardi Bidco Ltd.	8-K	001-38832	2.1	3/9/2020
2.4†	Second Amendment to Equity Purchase Agreement, dated as of April 27, 2020, by and between RTI Surgical Holdings, Inc. and Ardi Bidco Ltd.	8-K	001-38832	2.1	4/29/2020
2.5†	Third Amendment to Equity Purchase Agreement, dated July 8, 2020, by and between the Company and Ardi Bidco Ltd.	8-K	001-38832	2.1	7/9/2020
2.6†	Stock Purchase Agreement, dated as of September 29, 2020, by and among Surgalign Holdings, Inc., Roboticine, Inc., Holo Surgical S.A., Pawel Lewicki and Krzysztof Siemionow.	8-K	001-38832	2.1	9/29/2020
2.7†	First Amendment to Stock Purchase Agreement, dated as of September 29, 2020, by and among Surgalign Holdings, Inc., Roboticine, Inc., Holo Surgical S.A., Pawel Lewicki and Krzysztof Siemionow.	8-K	001-38832	99.2	10/23/2020
2.8†	Second Amendment to Stock Purchase Agreement, dated as of January 12, 2022, by and among Surgalign Holdings, Inc., Roboticine, Inc, Holo Surgical S.A., Pawel Lewicki and Krzysztof Siemionow.	8-K	001-38832	99.2	1/18/2022

l Exhibit No.		Incorporated by Reference
	Description	Form	File No.	Exhibit	Date Filed
2.9†	Stock Purchase Agreement, dated as of December 30, 2021, by and between Surgalign Holdings, Inc., Inteneural Networks Inc., Dearborn Capital management LLC, Neva, LLC, Krzysztof Siemionow and Pawel Lewicki.	8-K	001-38832	2.1	1/5/2022
2.10†	Equity Purchase Agreement, dated as of February 28, 2023, by and among Surgalign Holdings, Inc., Surgalign Spine Technologies, Surgalign SPV Inc., and Xtant Medical Holdings Inc.	8-K	001-38832	2.1	3/6/2023
3.1	Amended and Restated Certificate of Incorporation of the Company, effective as of March 8, 2019.	8-K12B	001-38832	3.1	3/11/2019
3.2	Certificate of Amendment to Certificate of Incorporation of the Company, effective as of July 20, 2020.	8-K	001-38832	3.1	7/20/2019
3.3	Second Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, effective as of May 4, 2021.	10-Q	001-38832	3.2	5/4/2021
3.4	Third Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, effective as of May 16, 2022.	8-K	001-38832	3.1	5/16/2022
3.5	Amended and Restated Bylaws of the Company, effective as of December 20, 2022.	8-K	001-38832	3.1	12/22/2022
4.1	Specimen of Common Stock Certificate.	S-1/A	333-228694	4.3	1/18/2019
4.2	Form of Warrant.	8-K	001-38832	4.1	6/11/2021
4.3	Form of Placement Agent Warrant.	8-K	001-38832	4.2	6/11/2021
4.4	Form of Warrant.	8-K	001-38832	4.1	2/15/2022
4.5	Form of Pre-Funded Warrant.	8-K	001-38832	4.2	2/15/2022
4.6	Form of Underwriter Warrant.	8-K	001-38832	4.3	2/15/2022
4.7	Form of Pre-Funded Warrant.	8-K	001-38832	4.1	11/15/2022
4.8	Form of Series A/B Warrant.	8-K	001-38832	4.2	11/15/2022
4.9	Form of Placement Agent Warrant.	8-K	001-38832	4.3	11/15/2022
4.10	Form of Warrant Amendment Agreement.	8-K	001-38832	4.4	11/15/2022
4.11	Description of Securities	10-K	001-38832	4.7	3/15/2022
10.1‡	Form of Director Indemnification Agreement.	DEF 14A	000-31271	10.5	7/19/2013
10.2‡	RTI Surgical, Inc. 2015 Incentive Compensation Plan.	S-8	333-203861	4.1	5/5/2015
10.3‡	Form of Incentive Stock Option Agreement. (under 2015 Plan).	S-8	333-203861	4.1	5/5/2015
10.4‡	Form of Nonqualified Stock Option Agreement. (under 2015 Plan)	S-8	333-203861	4.1	5/5/2015
10.5‡	Form of Restricted Stock Agreement (under 2015 Plan).	S-8	333-203861	4.1	5/5/2015
10.6‡	RTI Surgical, Inc. 2018 Incentive Compensation Plan.	10-Q	000-31271	10.1	5/4/2018
10.7‡	Form of Incentive Stock Option Agreement (under 2018 Plan).	10-Q	000-31271	10.2	5/4/2018
10.8‡	Form of Nonqualified Stock Option Agreement (under 2018 Plan).	10-Q	000-31271	10.3	5/4/2018

l Exhibit No.		Incorporated by Reference
	Description	Form	File No.	Exhibit	Date Filed
10.9‡	Form of Restricted Stock Agreement (under 2018 Plan).	10-Q	000-31271	10.4	5/4/2018
10.10‡	Surgalign Holdings, Inc. 2021 Incentive Plan.	S-8	333-255852	99.1	5/7/2021
10.11‡	Surgalign Holdings, Inc. 2021 Inducement Plan.	S-8	333-255852	99.2	5/7/2021
10.12‡	Surgalign Holdings, Inc. Employee Stock Purchase Plan.	S-8	333-255853	99.1	5/7/2021
10.13‡	Form of Restricted Stock Unit (2021 Incentive Plan).	10-Q	001-38832	10.5	8/6/2021
10.14‡	Form of Non Qualified Stock Option (2021 Incentive Plan).	10-Q	001-38832	10.6	8/6/2021
10.15‡	Separation Agreement and General Release, dated July 17, 2020, by and between the Company and Camille Farhat.	10-Q	000-38832	10.5	8/12/2020
10.16‡	Stand Alone Stock Option Agreement, dated January 26, 2017, by and between Camille Farhat and RTI Surgical, Inc.	10-Q (Q1 2017)	000-31271	10.4	5/3/2017
10.17‡	Amended and Restated Employment Agreement, dated June 15, 2020, by and between the Company and Terry M. Rich.	10-Q	000-38832	10.6	8/12/2020
10.18‡	Stand Alone Restricted Stock Agreement for Terry M. Rich, dated November 29, 2019, by and between the Company and Terry M. Rich.	10-Q	000-38832	10.7	8/12/2020
10.19‡	Stand Alone Nonqualified Stock Option Agreement for Terry M. Rich, dated November 29, 2019, by and between the Company and Terry M. Rich.	10-Q	000-38832	10.8	8/12/2020
10.20‡	Employment Agreement between the Company and Christopher Thunander dated October 7, 2021.	10-K	001-38832	10.24	3/15/2022
10.21‡	Employment Agreement between the Company and David Lyle dated March 1, 2022.	10-K	001-38832	10.25	3/15/2022
10.22‡*	Employment Agreement between the Company and Marc Mackey dated April 12, 2021.
10.23‡*	Employment Agreement between the Company and Paolo Amoruso dated August 1, 2022.
10.24‡*	Employment Amendment between the Company and Scott Durall dated January 10, 2023.
10.25‡	Seller Note Agreement, dated as of December 30, 2021, by and between Surgalign Holdings, Inc. and Dearborn Capital Management, LLC.	10-K	001-38832	10.26	3/15/2022
10.26‡	Seller Note Agreement, dated as of December 30, 2021, by and between Surgalign Holdings, Inc. and Neva, LLC.	10-K	001-38832	10.27	3/15/2022
10.27‡	Intellectual Property License Agreement, dated as of December 30, 3021, by and between Inteneural Networks Inc. and Holo Surgical Inc.	8-K	001-38832	10.1	1/5/2022
10.28‡	Amendment to Surgalign Holdings, Inc. 2021 Incentive Compensation Plan.	S-8	333-265912	99.1	6/30/2022
10.29	Global Settlement Agreement by and between Surgalign Spine Technologies, Inc. and Surgalign Holdings, Inc., on the one hand, and Pioneer Surgical Technology, Inc. d/b/a Resolve Surgical Technologies and RTI Surgical, Inc., on the other hand	8-K	001-38832	10.23	8/10/2022

l Exhibit No.		Incorporated by Reference
	Description	Form	File No.	Exhibit	Date Filed
10.30	Transition Services Agreement dated February 28, 2023, by and among Surgalign Spine Technologies Inc., Surgalign SPV Inc. and Xtant Medical Holdings Inc.	8-K	001-38832	10.1	3/06/2023
21.1*	Subsidiaries of the Registrant.
23.1*	Consent of Independent Registered Public Accounting Firm.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________

†	Certain information in this exhibit identified by brackets has been omitted pursuant to Item 601(b)(10) of Regulation S-K because it (i) is not material and (ii) would cause competitive harm to Surgalign Holdings, Inc. if publicly disclosed. Surgalign Holdings, Inc. hereby undertakes to furnish, supplementally, copies of any omitted information upon request by the Securities and Exchange Commission.
‡	Indicates a management contract or any compensatory plan, contract, or arrangement.
*	Filed herewith.
**	Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 that accompany this Annual Report on Form 10-K are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16.     FORM 10-K SUMMARY
Not applicable.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Surgalign Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Surgalign Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes and financial statement schedule included under Item 15(a) (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company incurred a net loss of $54.6 million during the year ended December 31, 2022, and as of that date, the Company had cash of $16.3 million and an accumulated deficit of $624.2 million. These conditions, along with other matters as set forth in Note 1, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Holo Surgical, Inc. Acquisition Related Contingent Consideration Liability

As described further in Note 14 and Note 22 to the financial statements, the Company acquired Holo Surgical Inc. in 2020 with $83.0 million (valued at $50.6 million at acquisition) of the consideration being contingent upon the achievement of certain regulatory, commercial and utilization milestones. We identified the fair value of the acquisition related contingent consideration liability as a critical audit matter.

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

Our audit procedures related to the fair value of the acquisition related contingent consideration liability included the following, among others:

•We obtained an understanding of the relevant controls over the Company’s process for developing the probabilities used in the valuation of the acquisition related contingent liabilities including review of the significant assumptions used and the completeness and accuracy of the underlying data used;
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
•Using the milestone probabilities and other valuation assumptions, including credit risk and risk-free rate, we involved our valuation specialists with specialist skills and knowledge, to evaluate the assumptions and methodologies used to determine fair value of the acquisition contingent liabilities.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2021.

Chicago, Illinois

March 30, 2023

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2022	2021
Assets
Current Assets:
Cash and cash equivalents	$16,295	$51,287
Accounts receivable - less allowances of $9,861 at December 31, 2022 and $9,272 at December 31, 2021	16,057	19,197
Inventories - current	17,710	26,204
Prepaid and other current assets	6,649	9,984
Total current assets	$56,711	$106,672

Non-current inventories	5,947	10,212
Property and equipment - net	2,057	945
Other assets - net	5,527	5,970
Total assets	$70,242	$123,799

Liabilities, Mezzanine Equity and Stockholders' Equity
Current Liabilities:
Accounts payable	$7,705	$10,204
Current portion of accrued acquisition contingency - Holo	—	25,585
Accrued expenses	13,146	17,769
Accrued income taxes	296	484
Total current liabilities	$21,147	$54,042

Acquisition contingencies - Holo	24,061	26,343
Warrant liability	22,982	12,013
Notes payable - related party	10,192	9,982
Other long-term liabilities	7,583	3,176
Total liabilities	$85,965	$105,556

Commitments and contingencies (Note 22)

Mezzanine equity	10,006	10,006

Stockholders' equity:
Common stock, $.001 par value: 300,000,000 shares authorized; 7,860,369 and 4,887,982 shares issued and outstanding, as of December 31, 2022 and 2021, respectively	7	5
Additional paid-in capital	607,245	585,517
Accumulated other comprehensive loss	(2,840)	(1,820)
Accumulated deficit	(624,218)	(569,613)
Less treasury stock, 66,641 and 51,448 shares, as of December 31, 2022 and 2021, respectively, at cost	(5,923)	(5,852)
Total stockholders' equity	$(25,729)	$8,237
Total liabilities, mezzanine equity and stockholders' equity	$70,242	$123,799
See notes to consolidated financial statements.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Revenues	$81,979	$90,500
Costs of goods sold	41,691	29,775
Gross profit	40,288	60,725
Operating Expenses:
General and administrative	95,888	104,460
Severance and restructuring costs	1,148	208
Research and development	15,736	13,888
Gain on acquisition contingency	(17,867)	(4,587)
Asset acquisition expenses	—	72,087
Asset impairment and abandonments	5,352	12,195
Transaction and financing expenses	19,391	3,689
Total operating expenses	119,648	201,940
Other operating income, net	(898)	(3,932)
Operating loss	(78,462)	(137,283)
Other expense (income) - net
Other expense (income) - net	26	(202)
Interest expense	1,009	—
Foreign exchange loss	978	1,447
Change in fair value of warrant liability	(24,827)	(14,736)
Total other income - net	(22,814)	(13,491)
Loss before income tax provision	(55,648)	(123,792)
Income tax benefit	(1,043)	(886)
Net loss from continuing operations	(54,605)	(122,906)
Discontinued operations (Note 5)
Loss from operations of discontinued operations	—	(6,316)
Income tax benefit	—	(2,674)
Net loss from discontinued operations	—	(3,642)
Net loss	(54,605)	(126,548)
Net loss applicable to noncontrolling interests	$—	$41,897
Net loss applicable to Surgalign Holdings, Inc.	$(54,605)	$(84,651)
Other comprehensive loss:
Unrealized foreign currency translation gain	(1,020)	(596)
Total other comprehensive loss	$(53,585)	$(84,055)

Net loss from continuing operations per share applicable to Surgalign Holdings, Inc. - basic	$(8.33)	$(30.08)
Net loss from discontinued operations per share applicable to Surgalign Holdings, Inc. - basic	—	(0.89)
Net loss per share applicable to Surgalign Holdings, Inc. - basic	(8.33)	(20.72)

Net loss from continuing operations per share applicable to Surgalign Holdings, Inc. - diluted	$(8.33)	$(30.08)
Net loss from discontinued operations per share applicable to Surgalign Holdings, Inc. - diluted	—	(0.89)
Net loss per share applicable to Surgalign Holdings, Inc. - diluted	(8.33)	(20.72)

Weighted average shares outstanding - basic	6,555,207	4,086,409
Weighted average shares outstanding - diluted	6,555,207	4,086,409
See notes to consolidated financial statements.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Stockholders' Equity
(In thousands, except share data)

	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total Stockholders' Equity	Mezzanine Equity
Balance, January 1, 2021	3	517,201	(2,416)	(484,962)	(5,656)	24,170	—
Net loss	—	—	—	(84,651)	—	(84,651)	(41,897)
Foreign currency translation adjustment	—	—	596	—	—	596	—
Exercise of common stock options	—	23	—	—	—	23	—
Stock-based compensation	—	5,212	—	—	—	5,212	—
Purchase of treasury stock	—	—	—	—	(196)	(196)	—
Share offering	2	57,526	—	—		57,528	—
Equity instruments issued in connection with Prompt Prototypes, LLC	—	221	—	—		221	—
Equity instruments issued in connection with the INN acquisition	—	4,927	—	—		4,927	—
Purchase of noncontrolling interest	—	—	—	—		—	51,903
Purchases of stock in the ESPP plan	—	407	—	—	—	407	—
Balance, December 31, 2021	$5	$585,517	$(1,820)	$(569,613)	$(5,852)	$8,237	$10,006
Net loss	—	—	—	(54,605)	—	(54,605)	—
Foreign currency translation adjustment	—	—	(1,020)	—	—	(1,020)	—
Exercise of common stock options	—	—	—	—	—	—	—
Stock-based compensation	—	4,689	—	—	—	4,689	—
Purchase of treasury stock	—	—	—	—	(71)	(71)	—
Share offering	1	8,487	—	—	—	8,488	—
Pre-funded warrant execution	—	2,236	—	—	—	2,236	—
Equity instruments issued in connection with the Holo acquisition	1	5,918	—	—	—	5,919	—
Other	—	152	—	—	—	152	—
Purchases of stock in the ESPP plan	—	246	—	—	—	246	—
Balance, December 31, 2022	$7	$607,245	$(2,840)	$(624,218)	$(5,923)	$(25,729)	$10,006
See notes to consolidated financial statements.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(In thousands, except share data)

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(54,605)	$(126,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	2,183	2,479
Provision for bad debts and product returns	1,895	2,064
Change in fair value of warrant liability	(24,827)	(14,736)
Provision for inventory write-downs	19,972	9,096
Investor fee for warrant financing	916	2,119
Financing fee for warrant financing	17,042	—
Deferred income tax provision	(1,251)	(171)
Stock-based compensation	4,634	5,212
Asset impairment and abandonments	5,352	12,195
Asset acquisition expenses	—	72,087
Gain on acquisition contingency	(17,867)	(4,587)
Bargain purchase gain	—	(90)
Loss on sale of OEM business (discontinued operations)	—	6,316
Other	(3)	24
Change in assets and liabilities:
Accounts receivable	1,182	5,701
Inventories	(7,858)	(15,480)
Accounts payable	(2,442)	(3,112)
Accrued expenses and income taxes payable	(20,317)	10,542
Right-of-use asset and lease liability	(174)	(2,542)
Other operating assets and liabilities	24,059	(12,361)
Net cash used in operating activities	$(52,109)	$(51,792)
Cash flows from investing activities:
Payments for OEM working capital adjustment	—	(5,430)
Purchases of property and equipment	(6,781)	(13,423)
Acquisition of INN	—	(5,000)
Patent and acquired intangible asset costs	(475)	(649)
Acquisition of Prompt Prototype, net of cash acquired	—	(330)
Net cash used in investing activities	$(7,256)	$(24,832)
Cash flows from financing activities:
Share offering proceeds, net	28,563	82,326
Pre-funded warrant execution	1	—
Proceeds from exercise of common stock options	—	23
Repayment of Holo milestones	(4,081)	—
Proceeds from Employee Stock Purchase Program (ESPP)	246	407
Payments for treasury stock	(71)	(196)
Net cash provided by financing activities	$24,658	$82,560
Effect of exchange rate changes on cash and cash equivalents	(285)	1,389
Net (decrease) increase in cash and cash equivalents	(34,992)	7,325
Cash and cash equivalents, beginning of period	51,287	43,962
Cash and cash equivalents, end of period	$16,295	$51,287
Supplemental cash flow disclosure:
Cash paid for income taxes, net of refunds	$(2,497)	$7,990
Non-cash acquisition of property and equipment	396	195
Non-cash common stock issuance - Prompt	—	221
Non-cash acquisition of INN	—	14,909
Non-cash common stock issuance - Holo Milestones contingent considerations	5,919	—

See notes to consolidated financial statements.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
Years Ended December 31, 2022 and 2021
(In thousands, except share, per share data or otherwise noted)
1. Business
Surgalign Holdings, Inc. (the “Company”) is a global medical technology company focused on elevating the standard of care by driving the evolution of digital health. We have developed an artificial intelligence (“AI”) and augmented reality (“AR”) technology platform called HOLO™ AI, which we view as a powerful suite of AI software technology which connects the continuum of care from the pre-op and clinical stage through post-op care, and is designed to achieve better surgical outcomes, reduce complications, and improve patient satisfaction. We believe HOLO AI is one of the most advanced AI technologies with applications beyond the spine and operating room. Our HOLO Portal™ surgical guidance system, a component of our HOLO AI technology platform, is designed to automatically recognize, identify, and segment patient anatomy to autonomously assist the surgeon throughout the surgical procedure. This proprietary AI-based platform was developed to be an intelligent anatomical mapping technology designed to assist surgeons by allowing them to remain in safe anatomical zones, and to enhance surgical performance. We plan to leverage our HOLO AI platform to improve patient outcomes and drive adoption of our spinal hardware implants and biomaterials products. We have launched several new products and are developing a pipeline of new innovative technologies that we plan to integrate with our HOLO AI platform.
In addition to our digital health solutions, we have a broad portfolio of spinal hardware implants, including solutions for fusion procedures in the lumbar, thoracic, and cervical spine, and a minimally invasive surgical implant system for fusion of the sacroiliac joint. We also have a portfolio of advanced and traditional orthobiologics, or biomaterials, products.
We currently market and sell products to hospitals, ambulatory surgery centers, and healthcare providers in the United States and in approximately 40 countries worldwide. We are headquartered in Deerfield, Illinois, with commercial, innovation and design centers in San Diego, California; Wurmlingen, Germany; and Warsaw, Poland.
Reverse Stock Split
On May 10, 2022, the stockholders of the Company approved the proposal to authorize the Company’s Board of Directors (the “Board”) to amend the Company’s Amended and Restated Certificate of Incorporation to affect a reverse stock split of the Company’s common stock (the “Reverse Stock Split”). Following Board approval on May 11, 2022, the Reverse Stock Split became effective on May 16, 2022 at a 1-for-30 ratio. The Reverse Stock Split did not modify any rights or preferences of the shares of the Company’s common stock. Proportionate adjustments were made to the exercise prices and the number of shares underlying the Company’s outstanding equity awards, as applicable, and warrants, as well as to the number of shares issued and issuable under the Company’s equity incentive plans. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value of the common stock. Unless we indicate otherwise, all per share amounts and references to common shares and common share amounts in this Annual Report on Form 10-K (this “Report”) reflect the Reverse Stock Split, and the accompanying financial statements and notes to the financial statements give effect to the Reverse Stock Split and have been retroactively applied.
Acquisition of equity interest in INN
On December 30, 2021, we completed a Stock Purchase Agreement (“INN Purchase Agreement”) to acquire 42% of Inteneural Networks Inc. (“INN”) for a non-exclusive license to use INN's proprietary AI technology for autonomously segmenting and identifying neural structures in medical images and helping identify possible pathological states in order to advance our digital health strategy. At the time of acquisition, INN was a private technology company engaged in the development of technology to harness machine learning ("ML") and AI with the goal of autonomously and accurately identify and segment neural structures in medical images and integrate specific reference information regarding possible pathological states to physicians caring for patients. The acquisition of INN propels our AI capabilities and our future growth. As consideration for the 42% ownership, we paid total consideration of $19.9 million which consisted of $5.0 million in cash, issuance to the sellers 227,359 shares of our common stock with a fair value of $4.9 million and issuance of two unsecured promissory notes to the Sellers in an aggregate principal amount of $10.6 million. Pursuant to the INN Purchase Agreement, subject to certain contingencies, we are obligated to purchase up to 100% of the equity of INN if the three additional clinical, regulatory, and revenue milestones are met. With the achievement of each milestone and the satisfaction of the related contingencies, we project to acquire an additional 19.3% equity interest in INN for $19.3 million.
Prompt Prototypes LLC Acquisition
On April 30, 2021, the Company entered into an Asset Purchase Agreement with Prompt Prototypes LLC ("Prompt"). The Company purchased the assets of Prompt to expand its research and development capabilities and create the capacity to produce certain medical prototypes. Pursuant to the terms of the Agreement, the Company purchased specific assets and assumed certain liabilities of Prompt for a purchase price of $1.1 million. At the closing, the Company paid $0.3 million in cash and issued restricted shares with an aggregate fair market value of $0.2 million to the seller. The remaining $0.6 million of the purchase price will be paid to the seller, contingent on the continued employment with the Company, in the form of cash and restricted shares in two equal amounts on the 18th and 36th month anniversary of the closing date. On October 30, 2022, the Company issued its first payment to coincide with the 18-month anniversary from the closing date which consisted of $0.2 million of cash and issuance of restricted shares with an aggregate fair market value of $0.1 million. The second payment is considered future compensation and will be paid on the 36th month anniversary of the closing date.
COVID-19
The COVID-19 pandemic significantly impacted our business results of operations and financial condition in fiscal years 2021 and 2022. At the height of the COVID-19 pandemic, governments implemented extraordinary measures to slow the spread of the virus, which included the mandatory closure of businesses, restrictions on travel and gatherings, quarantine and physical distancing requirements, and vaccine mandates. While market conditions have improved throughout the country and on a global scale, many government agencies in conjunction with hospitals and healthcare systems continue to defer, reduce or suspend certain elective surgical procedures. The COVID-19 pandemic has also adversely impacted supply chains and hospitals’ staffing and administrative functions, resulting in several delays. We may continue to see delays on this front and both delays and reductions in procedural volumes as hospital systems and/or patients elect to defer spine surgery procedures, and the unpredictability of emerging variants may create unforeseen impacts on business operations.
During 2021 and 2022, we raised additional capital to solidify our financial foundation and we continue to invest in our digital health strategy, invest in our teams, and improve operating processes, while taking steps to position the Company for long-term success and improve patient outcomes notwithstanding the COVID-19 pandemic and/or additional variants.
Liquidity
As of December 31, 2022, we had approximately $16.3 million in cash and $20.9 million in trade accounts payable and accrued expense liabilities, all of which were current. We plan to use our existing cash to fund our general corporate needs. In December 2022, we implemented a restructuring plan based on a thorough review of our organizational structure, processes, costs, and product portfolio, which we expect will lower operating expenses and reduce our overall cash burden. We believe this corporate realignment program will streamline the organization, improve processes and result in a significant reduction in operating expenses, significantly decrease our current operating cash flow, and leading to a lower cost basis to operate in 2023. In addition, to continue to increase our overall cash position, we sold our U.S. Coflex business in the first quarter of 2023 for total consideration of $17.0 million which provided net cash of $14.8 million to the Company following transaction costs. Based on the current execution of the strategy and our current cash flow forecast, we expect our current net working capital available will be sufficient to satisfy our needs into the fourth quarter of 2023. We are currently executing on our overall corporate strategy which includes the possibility of further corporate alignment programs, additional financing events through debt or equity, the potential sale of certain or substantially all assets, a sale of the Company or a potential merger with another entity. There is no assurance that we will be successful in further implementing these initiatives. Absent receipt of additional funding, based on our current cash flow forecast, we do not expect to have adequate capital resources to meet our anticipated cash needs and our current obligations as they become due into the fourth quarter of 2023, which could require the Company to seek protection through a bankruptcy filing.
In the interim, if we seek to raise additional capital through debt or equity or other financial instruments, there is no assurance that we will be able to obtain financing in a timely manner or on acceptable terms to meet any liquidity needs. If we are unable to secure additional funding and successfully implement our planned corporate realignment programs designed to significantly reduce expenses, we may be required to seek protection under applicable bankruptcy laws and/or liquidate or reorganize our assets, which could cause us to be delisted from the NASDAQ, further limiting our ability to obtain financing.
Going Concern
The accompanying consolidated financial statements of the Company have been prepared assuming the Company will continue as a going concern and in accordance with generally accepted accounting principles in the United States of America. The going concern basis of presentation assumes that we will continue in operation one year after the date these financial statements are issued, and we will be able to realize our assets and discharge our liabilities and commitments in the normal course of business. However, as discussed below, management has concluded that substantial doubt exists with respect to the Company’s ability to continue as a going concern within one year after the date the consolidated financial statements are issued.
As of December 31, 2022, the Company had cash of $16.3 million and an accumulated deficit of $624.2 million. For the year ended December 31, 2022, the Company had a loss from continuing operations of $54.6 million and a net loss applicable to Surgalign Holdings, Inc. of $54.6 million. The Company has incurred losses from operations in the previous two fiscal years and did not generate positive cash flows from operations in fiscal year 2022 nor in 2021. The Company expects net operating losses for the full year 2023 as it works to commercialize its HOLO Portal™ surgical guidance system and further develop its HOLO™ AI platform and spinal device product lines.
On November 13, 2022, we entered into a securities purchase agreement with a single institutional investor pursuant to which we agreed to sell, in a registered direct offering (the “2022 Registered Direct Offering”), 740,000 shares of our common stock, pre-funded warrants exercisable for up to an aggregate of 5,260,000 shares of common stock, Series A warrants to purchase an aggregate of up to 6,000,000 shares of common stock that are exercisable through November 13, 2027, and Series B warrants to purchase an aggregate of up to 1,500,000 shares of common stock that are exercisable through November 13, 2025. We received gross proceeds of $12.0 million associated with the purchase agreement. Also in connection with the 2022 Registered Direct Offering, we issued placement agent warrants to purchase an aggregate of up to 360,000 of common stock that are exercisable through November 13, 2027.
On February 15, 2022, we issued and sold in an underwritten public offering 1,285,507 shares of our common stock and 163,768 of pre-funded warrants to purchase common stock. In addition, the Company issued warrants to purchase up to an aggregate of 1,086,956 shares of common stock that are exercisable through February 15, 2027. Also in connection with the offering, the Company issued placement agent warrants to purchase an aggregate of up to 86,956 shares of common stock that are exercisable through February 15, 2027. Finally, the Company granted the underwriters the option for a period of 30 days from February 15, 2022 to purchase up to 217,391 additional shares of the Company’s common stock and/or warrants to purchase up to 163,043 shares of the Company’s common stock. The Underwriters did not exercise the option to purchase the common shares from the Company, but they did exercise the option to purchase the warrants which have not been converted to common shares as of December 31, 2022. We received gross proceeds of $20.0 million from the offering.
On June 14, 2021, we issued and sold in a registered direct offering an aggregate of 966,183 shares of our common stock and investor warrants to purchase up to an aggregate of 966,183 shares of common stock. The Company, also in connection with the direct offering, issued placement agent warrants to purchase an aggregate of up to 57,971 shares of our common stock that are exercisable through June 14, 2024. We received gross proceeds of $50.0 million from the offering.
On February 1, 2021, we closed a public offering and sold a total of 956,666 shares of our common stock at a price of $45.0000 per share, less the underwriter discounts and commissions. We received gross proceeds of $44.5 million from the offering.
The Company is projecting it will continue to generate significant negative operating cash flows over the next 12-months and beyond. In management's evaluation of the going concern conclusion we considered the following: i) supply chain and labor issues, potential of a COVID-19 or related variant resurgence, inflation, and recent market volatility; ii) negative cash flows that are projected over the next 12-month period; iii) probability of payment of potential milestone payments related to the Holo Surgical and INN acquisitions should any of the milestones be achieved; iv) INN seller notes with an aggregate amount of $10.6 million due to the seller of INN on December 31, 2024; and v) various supplier minimum purchase agreements. The Company’s operating plan for the next 12-month period also includes continued investments in its product pipeline that require additional financings, including digital health, its digital health products, and certain hardware assets.

Historically, the Company has successfully funded its cash requirements with capital raised through financings and/or asset sales and intends to continue to pursue those paths to address cash shortfalls. We completed the Coflex Transaction for $17.0 million gross funds and net cash of $14.8 million to the Company.
Even with this sale, absent receipt of additional third-party funding and based on our current cash flow forecast, the Company does not expect to have adequate capital resources to meet its current obligations as they become due into the fourth quarter of 2023. The Company’s ability to meet its current obligations as they become due over the next twelve months and to be able to continue with its operations will depend on obtaining additional capital and executing its current corporate strategy. No assurance can be given that any of these actions will be completed. If the Company is unable to secure additional funding and successfully implement its planned corporate realignment programs designed to significantly reduce expenses, the Company may be required to seek protection under applicable bankruptcy laws and/or liquidate or reorganize its assets, which could cause us to be delisted from the NASDAQ, further limiting our ability to obtain financing.
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
The recoverability of a major portion of the recorded asset amounts shown in the Company’s accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to meet its funding requirements on a continuous basis to maintain existing financing to succeed in its future operations. The Company’s consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.
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
Cash and Cash Equivalents— The Company considers all funds in banks and short-term highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. Cash equivalents comprise overnight repurchase agreements. Cash balances are held at a few financial institutions and usually exceed insurable amounts. The Company mitigates this risk by depositing its uninsured cash in major well capitalized financial institutions. At December 31, 2022 and 2021, the Company had no cash equivalents.
Accounts Receivable Allowances— The Company maintains the allowance for estimated losses resulting from the inability of its customers to make required payments. The allowance represents the current estimate of lifetime expected credit losses over the remaining duration of existing accounts receivable considering current market conditions and supportable forecasts when appropriate. The estimate is a result of the Company’s ongoing evaluation of collectability, customer creditworthiness, historical levels of credit losses, and future expectations. At times, it is determined that invoices are uncollectible and need to be written off. This occurs after extensive attempts by the Company to obtain payment, set up payment plans or send to debt collectors. When the Company determines the amount of the actual write-offs for the period, a credit is made to the accounts receivable account to reduce the amount of outstanding accounts receivable with a debit to the allowance account. Write-off activity for the years ended December 31, 2022 and 2021 were $1.4 million and $0.7 million, respectively. Recoveries for the years were not material.
Inventories— Inventories are stated at lower of cost or net realizable value, with cost determined using the first-in, first-out method (“FIFO”) applied on a consistent basis. Non-current inventory represents those the Company anticipates will not be sold within the next year. Non-current inventory is estimated by comparing historical and projected sales trends and inventory quantities on hand. Inventory is evaluated for obsolescence and excess quantities by analyzing inventory levels, historical loss trends, expected product lives, product at risk of expiration, sales levels by product and projections of future sales demand. The announced product rationalization was also evaluated in the Company’s obsolescence and excess quantity reserve.
The Company’s calculation of the amount of inventory that is excess, obsolete, or will expire prior to sale has the following components: 1) a consumption based component that compares historical sales to inventory quantities on hand for our United States calculation and projected sales to quantities on hand for our international calculation given its wind down; 2) for expiring inventory we assess the risk related to inventory that is near expiration by analyzing historical expiration trends to project inventory that will expire prior to being sold; and 3) identifying product lines that will be rationalized in the near future. The Company’s demand-based consumption model assumes that inventory will be sold on a first-in-first-out basis. The Company’s metal inventory does not expire and can be re-sterilized and sold; however, the Company assesses quantities on hand, historical sales, projected sales, projected consumption, the number of forecasted years, wind down timing for rationalized product lines when calculating the estimate.
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
Internal Use Software- The Company accounts for its costs to develop computer software for internal use in accordance with Accounting Standards (“ASC”) 350-40, Internal use Software, specifically for its development and implementation of its new ERP system in January 2022, and for continued enhancements to its HOLO™ AI software technology platform. The Company capitalizes the costs incurred during the application development stage, which generally include costs to design the software configuration and interfaces, coding, installation, and testing, in addition to enhancement costs when determined to result in additional functionality. Costs associated with these developments are maintained as construction in process until either a 510(k) application has been submitted or the software has gone live. When this occurs the costs are subsequently transferred into property and equipment account with depreciation commencing thereafter.
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
Debt Issuance Costs—Debt issuance costs include costs incurred to obtain financing and are amortized using the straight-line method, which approximates the effective interest method, over the life of the related debt. Debt issuance costs related to a recognized debt liability are presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. No amounts are recorded as debt issuance costs for December 31, 2022 and 2021, as any incurred amounts were immaterial.
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
Other Intangible Assets —Other intangible assets, which constitutes finite lived assets, generally consist of patents, acquired exclusivity rights, licensing rights, distribution agreements, and procurement contracts. Patents are amortized on the straight-line method over the shorter of the remaining protection period or estimated useful lives of between 8 and 16 years. Trade names, procurement contracts, customer lists, acquired exclusivity rights, and distribution agreements are amortized over estimated useful lives of between 5 to 25 years. Because the Company’s forecasted cash flow is negative, any intangible assets acquired during the year were immediately impaired, and as such, there was no amortization expense for the years ended December 31, 2022 and 2021.
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
The Company’s performance obligations consist mainly of transferring control of implants identified in the contracts. The Company’s transaction price is generally fixed. Payment terms vary but are generally due within 30 days of transferring control. Any discounts or rebates are estimated at the inception of the contract and recognized as a reduction of the revenue. We generally do not bill customers for shipping and handling of our products. We treat shipping and handling costs performed after a customer obtains control of the good as a fulfillment cost and record these costs as a selling expense when incurred. Some of the Company’s contracts offer assurance-type warranties in connection with the sale of a product to a customer. Assurance-type warranties provide a customer with assurance that the related product will function as the parties intended because it complies with agreed-upon specifications. Such warranties do not represent a separate performance obligation and are not material to the consolidated financial statements.
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
The compensation cost recognized for stock options is determined based on the grant date fair value of the options and the number of options granted. The compensation cost recognized for restricted stock awards, restricted stock units, and ESPP purchase rights is determined based on the grant date fair value of the awards. The Company accounts for forfeitures as they occur.
Research and Development Costs—Research and development costs, including the cost of research and development conducted for others and the cost of contracted research and development, are expensed as incurred.
Transaction and Integration Costs—Transaction and integration costs, including fees associated with strategic initiatives, issuance costs for potential debt and equity offerings, and costs associated with potential M&A activity, are expensed as incurred. The Company incurred related expenses of $19.4 million and $3.7 million, for the years ended December 31, 2022 and 2021, respectively.
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
Employee Retention Credit—Pursuant to the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”), the Company is eligible for an employee retention credit subject to certain criteria. The Company has accounted for funds received under the CARES Act in accordance with International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, of International Financial Reporting Standards (“IFRS”).
Under an IAS 20 analogy, a business entity would recognize the employee retention credit on a systematic basis over the periods in which the entity recognizes the payroll expenses for which the grant (i.e., tax credit) is intended to compensate when there is reasonable assurance (i.e., it is probable) that the entity will comply with any conditions attached to the grant and the grant (i.e., tax credit) will be received.
The Company applied for the Employee Retention Credit during 2022 and received a reimbursement from the government in the amount of $3.2 million during the fourth quarter of 2022. Due to the uncertainty in the government program and the changing legislation, the Company could not determine that the conditions of the program have been substantially met and therefore have recorded a reserve in the amount of $3.2 million in “Other long-term liabilities” on the consolidated balance sheet.
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
Treasury Stock — The Company may periodically repurchase shares of its common stock from employees for the satisfaction of their individual payroll tax withholding upon vesting of restricted stock awards in connection with the Company’s incentive plans. The Company’s repurchases of common stock are recorded at the stock price on the vesting date of the common stock. The Company repurchased 14,921 and 3,633 shares of its common stock for $0.1 million and $0.2 million, for the years ended December 31, 2022 and 2021, respectively.
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
Other Operating Income— Included within "Other operating income, net" for the years ended December 31, 2022 and 2021 is $0.9 million and $3.9 million, respectively, related to the settlement received by the Company from OEM related to inventory purchased during the year that was also paid for by the Company at the date of acquisition.
3. Recently Issued and Adopted Accounting Standards.
To date, there have been no recent accounting pronouncements not yet effective that the Company expects will have a material, or potentially material, impact to our consolidated financial statements.
4. Leases
The Company’s leases are classified as operating leases and includes office space, automobiles, and copiers. The Company does not have any finance leases and the Company’s operating leases do not have any residual value guarantees, restrictions or covenants. As of December 31, 2022 the only lease that has yet to commence is for our San Diego Design

Center, which is expected to open in mid-2023. Therefore, no lease obligation or right-of-use (“ROU”) asset has been recorded as of December 31, 2022. All other obligations associated with the lease are reflected as of December 31, 2022. The Company’s leases have remaining lease terms of 1 to 7 years, some of which include options to extend or terminate the leases. The option to extend or terminate is only included in the lease term if the Company is reasonably certain of exercising that option. Operating lease ROU assets are presented within “Other assets-net” on the consolidated balance sheets. The current portion of operating lease liabilities are presented within “Accrued expenses,” and the non-current portion of operating lease liabilities are presented within “Other long-term liabilities” on the consolidated balance sheets. The Company’s lease agreements do not provide a readily determinable implicit rate nor is it available to the Company from its lessors. Instead, the Company estimates its incremental borrowing rate based on information available at lease commencement in order to discount lease payments to present value. Short-term leases with an initial term of 12 months or less are not recorded on the consolidated balance sheets.
A subset of the Company’s automobile and copier leases contain variable payments. The variable lease payments for such automobile leases are based on actual mileage incurred at the standard contractual rate. The variable lease payments for such copier leases are based on actual copies incurred at the standard contractual rate. The variable lease costs for all leases are immaterial.
The components of operating lease expense were as follows:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Operating lease cost	$462	$706
Short-term operating lease cost	916	335
Total operating lease cost	$1,378	$1,041
Supplemental cash flow information related to operating leases was as follows:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities	$1,405	$1,237
ROU assets obtained in exchange for lease obligations	381	57
Supplemental balance sheet information related to operating leases was as follows:

	Balance Sheet Classification	Balance at December 31, 2022	Balance at December 31, 2021
Assets:
Right-of-use assets	Other assets - net	$967	$876
Liabilities:
Current	Accrued expenses	$182	$294
Noncurrent	Other long-term liabilities	1,142	947
Total operating lease liabilities		$1,324	$1,241
The weighted-average remaining lease terms and discount rates were as follows:

	For the Year Ended December 31, 2022	For the Year Ended December 31, 2021
Weighted-average remaining lease term (years)	6.0	6.3
Weighted-average discount rate	4.97%	5.09%
As of December 31, 2022, maturities of operating lease liabilities (excluding San Diego Design Center lease) were as follows:

Maturity of Operating Lease Liabilities	Balance at December 31, 2022
2023	$384
2024	402
2025	391
2026	389
2027 and beyond	806
Total future minimum lease payments	2,372
Less imputed interest	(1,048)
Total	$1,324
5. Discontinued Operations
On July 20, 2020, the Company completed the disposition of its former original equipment manufacturing business and business related to processing donated human musculoskeletal and other tissue and bovine and porcine animal tissue in producing allograft and xenograft implants using sing BIOCLEANSE®, TUTOPLAST® and CANCELLE® SP sterilization processes (collectively, the “OEM Businesses”). Accordingly, the OEM Businesses are reported as discontinued operations in accordance with ASC 205-20, Discontinued Operations (“ASC 205-20”). The results of operations from the OEM Businesses are classified as discontinued operations in the consolidated statements of comprehensive loss. The Company applied the “Intraperiod Tax Allocation” rules under ASC 740, which requires the allocation of an entity’s total annual income tax provision among continuing operations and, in the Company’s case, discontinued operations. There were no assets or liabilities of the OEM Business as of years ended December 31, 2022 or December 31, 2021, due to the transaction occurring on July 20, 2020. Applicable amounts in prior years have been recast to conform to this discontinued operations presentation.

The following table presents the financial results of the discontinued operations:

	Year Ended December 31,	Year Ended December 31,
	2022	2021
Major classes of line items constituting net income from discontinued operations:
Revenues	$—	$—
Costs of goods sold	—	—
Gross profit	—	—
Expenses:
General and administrative	—	—
Severance and restructuring costs	—	—
Transaction and financing expenses	—	—
Total operating expenses	—	—
Operating income	—	—
Other expense (income):
OEM working capital adjustment	—	6,316
Interest expense	—	—
Loss on extinguishment of debt	—	—
Derivative loss	—	—
Foreign exchange (gain) loss	—	—
Total other expense - net	—	6,316
(Loss) income from discontinued operations	—	(6,316)
Gain on sale of net assets of discontinued operations	—	—
(Loss) Income from discontinued operations before income tax provision	—	(6,316)
Income tax (benefit) provision	—	(2,674)
Net (loss) income on discontinued operations	$—	$(3,642)
On December 1, 2020, pursuant to the OEM Purchase Agreement dated as of January 13, 2020 (as amended from time to time, the “OEM Purchase Agreement”), by and between the Company and Ardi Bidco Ltd. (the “Buyer”), the Company received a notice from the Buyer indicating that a post-closing adjustment in an amount of up to $14.0 million may be owed in respect of the working capital adjustment paid at closing. On June 3, 2021, the firm engaged to resolve the dispute issued a binding, non-appealable resolution whereby it was determined the Company was liable for $5.8 million of the disputed amount, which was finalized and paid during the second quarter of 2021. The final settlement was expensed under "Loss from operations of discontinued operations " in our consolidated statements of comprehensive loss.
There were no operating cash flows of discontinued operations for the years ended December 31, 2022 and 2021. Investing cash flows used in discontinuing operations were comprised of $0.0 million and $5.4 million for the years ended December 31, 2022 and 2021, respectively, related to payments made for the OEM working capital adjustment less agreed upon fees. All amounts exclude the effect of income taxes.

6. Revenue from Contracts with Customers
Disaggregation of Revenue
The Company’s entire revenue for the years ended December 31, 2022 and 2021 were recognized at a point in time. The following table represents total revenue by geographical region for the years ended December 31, 2022 and 2021:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Revenues:
Domestic	$68,647	$77,927
International	13,332	12,573
Total revenues from contracts with customers	$81,979	$90,500
7. Business Combinations and Acquisitions
Inteneural Networks Inc.
On December 30, 2021, the Company entered into a Stock Purchase Agreement with Dearborn Capital Management LLC, and Neva, LLC, a Delaware limited liability company (collectively the sellers of INN), that are owned by Krzysztof Siemionow, MD, PhD (“Siemionow”), Pawel Lewicki, PhD ("Lewicki") respectively to acquire a 42% equity interest in the issued and outstanding shares of INN for a non-exclusive right to use their proprietary technology. On the date of the Stock Purchase Agreement, Lewicki was as a member of the Board of Directors (the “Board”).

INN is a medical technology company specializing in AI and big data learning analysis of brain imaging. INN has a proprietary AI technology that seeks to autonomously segment and identify neural structures in medical images to help identify possible pathological states. This technology has potential future applications in neurosurgery as well as a wide variety of potential disorders, including dementia, autism, tumors, aneurysm, stroke, and neurovascular structures using magnetic resonance imaging and computed tomography platforms. The Company believes the transaction has the following benefits: i) the integration of INN’s ML and AI technologies may position the Company as a leader in intelligent digital health; ii) by bringing INN’s intercranial capabilities to the HOLOTM AI platform, the Company seeks to expand the applicability of HOLO AI technology into significant segments beyond spine and in particular, neurosurgery; iii) the expected synergies in the research and development and eventual commercial functions should provide for a particularly efficient integration of INN’s technology and talent; and iv) the transaction is expected to materially contribute to the Company’s mission to improve patient lives through better outcomes.
As consideration for the 42% ownership we paid $19.9 million which consisted of $5.0 million in cash, issuance to the Sellers of 227,359 shares of our common stock, par value of $0.001, which had a fair value of $4.9 million and issuance of unsecured promissory notes to the Sellers in fair value of the principal in the amount of $10.0 million. In exchange for 42% equity interest the Company is able to use the proprietary AI technology as a nonexclusive licensee. As part of the transaction, the Company is obligated to purchase up to 100% of the equity of INN if three additional clinical, regulatory, and revenue milestones are met. With each additional closing, the Company will acquire an additional 19.3% equity within INN for an additional $19.3 million in cash payment for each milestone. None of the milestones have been achieved as of December 31, 2022.
Management has determined that the Company has obtained control through means other than voting rights as the Company is deemed to be the primary beneficiary and is the most closely associated decision maker under ASC 810, Consolidation. Based on this, the Company has considered INN to be a VIE and has fully consolidated INN into the consolidated financial statements. INN does not have any assets or liabilities as of December 31, 2022 and December 31, 2021. Additionally, there was no income statement activity within INN for the years ended December 31, 2022 and 2021. As such, the amounts recorded in the “Mezzanine equity” section of the consolidated balance sheets has not changed.
The Company further determined that substantially all of the fair value of INN was concentrated in the acquired in-process research and development ("IPR&D") asset in accordance with ASC 805, Business Combination and therefore accounted for this as an asset acquisition. The total consideration of the asset acquisition was determined to be $72.3 million, which consisted of cash consideration of $5.0 million, $4.9 million of fair value of shares issued to the seller, $10.0 million of seller notes issued to the sellers, direct and incremental expenses of $0.4 million incurred for the INN acquisition, $10.3 million in forward contracts related to the three potential milestone payments and $41.7 million in a noncontrolling interest related to the 58% equity interest not purchased. As the forward contracts are redeemable upon a future event (FDA approval) it is determined that this event is not probable under the accounting guidance. As a result, the forward contracts are not remeasured to fair value for the years ended December 31, 2022 and 2021.
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
The Company recorded noncontrolling interest of $52.0 million which is comprised of $41.7 million related to the investment in INN and $10.3 million related to the embedded forward contracts. Management determined that because the IPR&D asset did not have technological feasibility, it was immediately expensed. As a result of the transaction, the company recorded a $72.1 million loss within the consolidated statements of comprehensive loss for the year ended December 31, 2021. This loss has a net impact of $30.2 million to Surgalign, and $41.9 million impact to INN. These adjustments were made as it relates to the amounts recorded within the transaction.
Prompt Prototypes Acquisition
On April 30, 2021, the Company entered into an Asset Purchase Agreement (the “Agreement”) with Prompt Prototypes LLC (“Prompt”). The Company purchased the assets of Prompt to expand its research and development capabilities and create the capacity to produce certain medical prototypes. Pursuant to the terms of the Agreement, the Company purchased specific assets and assumed certain liabilities of Prompt for a purchase agreement price of $1.1 million. At the closing, the Company paid $0.3 million of cash and issued restricted shares with an aggregate fair market value of $0.2 million to the sellers. The remaining $0.6 million of the purchase price will be paid to the seller, contingent on the continued employment with the Company, in the form of cash and restricted shares in two equal amounts on the 18th and 36th month anniversary of the closing date. On October 30, 2022, the Company issued its first payment to coincide with the 18 month anniversary from the closing date which consisted of $0.2 million of cash and issuance of restricted shares with an aggregate fair market value of $0.1 million. The outstanding second payment is considered future compensation.
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
Based on the final purchase price, the fair value of the assets acquired and liabilities assumed exceeded the purchase price consideration resulting in a bargain purchase gain of $0.1 million and was recorded in “Other expense (income) - net” in our consolidated statements of comprehensive loss for the year ended December 31, 2021. The bargain purchase was primarily driven by the potential future compensation expense in lieu of an increased purchase price. Purchase accounting has been finalized and no adjustments were made to those amounts originally recorded.
8. Stock-Based Compensation
The Company has three active stock-based compensation plans: the 2021 Incentive Compensation Plan, the 2021 Inducement Plan, and the 2021 Employee Stock Purchase Plan ("ESPP"). The Company accounts for its stock-based compensation plans in accordance with ASC 718. The Company grants stock-based awards to its employees, including officers and directors, comprised of restricted stock, restricted stock units, stock options and ESPP purchase rights.
Employee Equity Plans
2021 Incentive Compensation Plan
On May 7, 2021, the Company’s stockholders approved and adopted the 2021 Incentive Compensation Plan (the "Incentive Plan"). The Incentive Plan permits the grant of stock options, stock appreciation rights, restricted stock, restricted stock units and performance shares to our officers, directors, employees, and consultants of the Company. The plan allows for up to 666,666 shares of common stock to be issued with respect to awards granted.
2021 Inducement Compensation Plan
On May 7, 2021, the Company’s stockholders approved and adopted the 2021 Inducement Plan (the "Inducement Plan"). The Inducement Plan purpose is to advance the interests of the Company by providing a material inducement for the best available individuals to join the Company and its subsidiaries as employees by affording such individuals an opportunity to acquire a proprietary interest in the Company. The Inducement Plan permits the grant of stock appreciation rights, restricted stock, restricted stock units and performance shares to our officers, directors, employees, and consultants of the Company. The plan allows for up to 300,000 shares of common stock to be issued with respect to awards granted.
Employee Stock Purchase Plan
On May 7, 2021, our board of directors adopted the ESPP, which became effective July 1, 2021. Under our ESPP, employees can purchase shares of our common stock based equal to no less than 1% of the employee's compensation, up to a maximum of 15%, subject to certain limits. The offering period is every six-month period beginning January 1st and July 1st of each year. The ESPP offers a six-month look-back feature. The purchase price per share is equal to the lower of 85% of the fair market value of our common stock on the offering date or the purchase date. ESPP purchases are settled with common stock from the ESPP’s previously authorized and available pool of shares. A total of 166,666 shares of common stock have been authorized for issuance under the ESPP plan.
During 2022, 99,428 shares were issued under the ESPP for $0.2 million and in 2021, 22,220 shares were issued for $0.4 million. There were 45,018 shares available for issuance under the ESPP plan as of December 31, 2022.
Impact on Net Loss
For the years ended December 31, 2022 and 2021, the Company recognized stock-based compensation related to equity-classified awards as follows:

	For the Year Ended December 31,
	2022	2021
Stock-based compensation:
Costs of goods sold	$—	$21
General and administrative	4,289	4,839
Research and development	345	352
Total	$4,634	$5,212

Stock Options
The Company’s policy is to grant stock options at an exercise price equal to 100% of the market value of a share of common stock at closing on the date of the grant. The Company’s stock options generally have five-to ten-year contractual terms and vest over a one-to-five year period from the date of grant.
As of December 31, 2022, there was $0.5 million of total unrecognized stock-based compensation expense related to nonvested stock options. That expense is expected to be recognized over a weighted-average period of 2.47 years.
Stock options outstanding, exercisable and available for grant at December 31, 2022, are summarized as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)	Aggregate Intrinsic Value (In Thousands)
Outstanding at January 1, 2022	177,665	$92.26	3.96	$—
Granted	—	—
Exercised	—	—
Forfeited or expired	(101,512)	99.26
Outstanding at December 31, 2022	76,153	$82.94	6.77	$—
Vested or expected to vest at
December 31, 2022	76,153	$82.94	6.77	$—
Exercisable at December 31, 2022	52,562	$88.02	6.32	$—
Available for grant at December 31, 2022	288,585
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value of stock options for which the fair market value of the underlying common stock exceeded the respective stock option exercise price.

Other information concerning stock options are as follows:

	For the Year Ended December 31,
(in thousands, except for per share information)	2022	2021
Weighted average fair value of stock options granted	$—	$0.93
Aggregate intrinsic value of stock options exercised	$—	$—
The aggregate intrinsic value of stock options exercised in a period represents the pre-tax cumulative difference, for the stock options exercised during the period, between the fair market value of the underlying common stock and the stock option exercise prices.
The following weighted-average assumptions were used to determine the fair value of options and purchases under ASC 718. Please note there were no stock options granted in 2022, so no valuation metrics are provided:

	Year Ended December 31,
	2022	2021
Expected term (years)	0.00	6.35
Risk free interest rate	—%	0.72%
Volatility factor	—%	49.97%
Dividend yield	—	—

Employee Stock Purchase Plan
The following weighted-average assumptions were used to determine the fair value of ESPP and purchases under ASC 718:

	Year Ended December 31,
	2022	2021
Expected term (years)	0.50	0.50
Risk free interest rate	1.03%	0.05%
Volatility factor	91.99%	84.32%
Dividend yield	—	—
Restricted Stock Awards
The Company’s policy is to grant restricted stock awards at a fair value equal to 100% of the market value of a share of common stock at closing on the date of the grant. The Company’s restricted stock awards generally vest over one-year to three-year periods.
The value of restricted stock awards that do not have market conditions is determined by the market value of the Company’s common stock at the date of grant. In 2022, no restricted stock awards were granted to employees and non-employee directors. As of December 31, 2022, there was $0.2 million of total unrecognized stock-based compensation related to unvested restricted stock awards. That expense is expected to be recognized on a straight-line basis over a weighted-average period of 0.70 years. The following table summarizes information about unvested restricted stock awards as of December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2022	21,788	$86.65
Granted	—	—
Vested	(10,833)	94.42
Forfeited	(4,496)	83.49
Unvested at December 31, 2022	6,459	$75.81
The fair market value of restricted stock awards vested in 2022 and 2021 was $0.1 million and $1.9 million, respectively.
Restricted Stock Units
The Company’s policy is to grant restricted stock units at a fair value equal to 100% of the market value of a share of common stock at closing on the date of the grant. The Company’s restricted stock units generally vest over one-year to three-year periods.
The value of restricted stock units is determined by the market value of the Company’s common stock at the date of grant. In 2022, restricted stock units in the amount of 565,118 shares and 114,285 shares of restricted stock were granted to employees and non-employee directors, respectively. As of December 31, 2022, there was $4.6 million of total unrecognized stock-based compensation expense related to unvested restricted stock units. That expense is expected to be recognized on a straight-line basis over a weighted-average period of 1.46 years. The following table summarizes information about unvested restricted stock units as of December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Unvested at January 1, 2022	158,972	$48.83
Granted	679,403	5.88
Vested	(75,970)	50.19
Forfeited	(66,314)	29.13
Unvested at December 31, 2022	696,091	$8.64
The fair market value of restricted stock units vested in 2022 and 2021 was $0.4 million and $0.0 million, respectively.
9. Inventories
The inventory balances as of December 31, 2022 and 2021, consist entirely of finished goods. The Company values its inventories at the lower of net realizable value or cost using FIFO.
For the years ended December 31, 2022 and 2021, the Company recognized costs related to inventory write-downs of $20.0 million and $9.1 million, respectively. Of the $20.0 million incurred in 2022, $13.8 million related to costs associated with the product portfolio rationalization initiatives and the wind down of the international location, which led to increases in our excess quantities and obsolescence (“E&O”) reserve. In addition, we incurred an additional $3.2 million of an E&O charge related to a decrease in 2022 sales as compared to forecasted. The E&O write-downs are included within "Costs of goods sold" on the consolidated statements of comprehensive loss. Please see Note 20 for further discussion.
The Company received a settlement from OEM of $0.9 million and $3.9 million, respectively, for the years ended December 31, 2022 and 2021 related to inventory that was purchased during the period that was also paid for during the split of the OEM Businesses. These amounts are recorded in “Other operating income, net” in our consolidated statements of comprehensive loss.
On January 20, 2021, the Company and Oxford Performance Materials, Inc. (“Oxford”) entered into an Amended and Restated License and Supply Agreement (the “Oxford Supply Agreement”) pursuant to which Oxford licenses certain intellectual property to the Company and supplies the Company on a non-exclusive basis in the United States with PEKK material for use in spinal implants. The Company previously prepaid 2024 royalties to Oxford. Based on current sales performance management determined those royalties would not be paid and wrote off a portion of the prepayment in the amount of $0.2 million and $3.0 million for the years ended December 31, 2022 and 2021, respectively. These amounts are recorded within "Costs of goods sold" on the consolidated statements of comprehensive loss.
10. Prepaid and Other Current Assets
Prepaid and Other Current Assets are as follows:

	For the Year Ended December 31,
	2022	2021
Leasehold improvement reimbursement	$2,885	$—
Income tax receivable	958	4,116
OEM Safety Stock receivable	900	1,000
Prepaid expenses	941	2,553
Other receivable	965	815
Insurance recovery receivable	—	1,500
Total Prepaid and Other Current Assets	$6,649	$9,984

11. Property and Equipment
Property and equipment are as follows:

	For the Year Ended December 31,
	2022	2021
Processing equipment	$266	$346
Surgical instruments	543	489
Office equipment, furniture and fixtures	1	15
Computer equipment and software	40	44
Construction in process	1,207	51
Total Property and equipment	$2,057	$945
For the years ended December 31, 2022 and 2021, the Company had depreciation expense in connection with property and equipment of $2.0 million and $2.5 million, respectively. The Company uses the straight-line method of depreciation.
For the years ended December 31, 2022 and 2021, the Company recorded asset impairment and abandonment charges of $3.7 million and $11.0 million, respectively, for property and equipment as a result of negative forecasted cash flows. The fair value of property and equipment was measured utilizing an orderly liquidation value of each of the underlying assets. Refer to Note 14 for further information on impairment.
Construction in process is further presented below:

	For the Year Ended December 31,
	2022	2021
Beginning balance as of January 1	$51	$—
Capitalized	1,207	5,015
Impairment	—	(4,964)
Assets transferred into service	(51)	—
Ending balance as of December 31	$1,207	$51
For the years ended December 31, 2022 and 2021, the Company capitalized a total of $1.2 million and $0.0 million of employee costs related to enhancements for the HOLO™ Portal surgical guidance system, including stock-based compensation expense of $0.1 million and $0.0 million for the respective periods. No impairment has been taken as the Company has determined cost incurred will result in additional functionality for the system. These costs are recorded within “Construction in Process” on the consolidated balance sheet as of December 31, 2022 as the enhancements to the system are still being developed and have not been submitted to the FDA. We expect this to happen in the first half of 2023.
For the years ended December 31, 2022 and 2021, the Company capitalized a total of $0.0 million and $4.5 million of internal software expense related to activities associated to the Enterprise Resource Planning (“ERP”) system implementation. The ERP system was implemented in January 2022 and related capitalized expenses were transferred from “Construction in process” to “Computer equipment and software” to coincide with implementation. The Company subsequently impaired the costs in the quarter they were capitalized due to our continued negative operating cash flows. We recorded impairment charges of $0.0 million and $4.4 million, respectively and recorded those charges within the "Asset impairment and abandonments" line on the consolidated statements of comprehensive loss. Note 14 further discusses impairment methods applied for the ERP system.
For the years ended December 31, 2022 and 2021, the company expensed $0.7 million and $0.1 million, respectively, related to the ERP implementation as they were not associated to the design and development phase of the

ERP project. These non-capitalizable expenses are recorded in the “General and administrative” line on the consolidated statements of comprehensive loss.
12. Debt
On December 30, 2021, the Company issued $10.6 million aggregate principal amount of unsecured seller notes (“Seller Notes”) recorded at $10.2 million and $10.0 million as of December 31, 2022 and 2021, respectively, as it was issued in conjunction with the acquisition of the equity interest in INN. All principal and accrued interest due and payable on the earlier of December 30, 2024, or the date upon which a change in control occurs. A change of control occurs when (i) the current shareholders of the Company will no longer own a majority of the outstanding voting shares of the Company due to a transaction or series of related transactions, or (ii) a sale or transfer of Holo Surgical Inc and Inteneural Networks Inc or all or substantially all of their assets. Interest is paid in kind and capitalized into the principal amount of the Seller Notes on each anniversary of the issuance date at a rate of 6.8% per year. For the years ended December 31, 2022 and 2021, management accrued $0.2 million and $0.0 million, respectively, in interest expense and accredited, $0.8 million and $0.0 million, respectively, related to the seller notes for a total interest expense of $1.0 million and $0.0 million, respectively. In the event of default, as defined in the agreement, any and all of the indebtedness may be immediately declared due and payable, and the interest would accrue at a 4.0% higher rate. There is no prepayment penalty or covenants related to the fixed rate notes. The Seller Notes were issued as deferred consideration in connection with the INN Purchase Agreement discussed at Note 1, Note 7 and Note 25.
Debt issuance costs were immaterial and were included within the overall costs of the acquisition of INN. Related costs were expensed under "Asset acquisition expenses" in our consolidated statements of comprehensive loss. The following table summarizes the debt recorded on the consolidated balance sheet:

	Carrying Value (In thousands)
	2022	2021
Seller Notes-P. Lewicki	$5,306	$5,306
Seller Notes-K. Siemionow	5,306	5,306
Less: accretion of acquisition adjustment	(420)	(630)
Total Seller Notes - related party	10,192	9,982
Current portion of seller notes	—	—
Total long-term seller notes, excluding current portion	$10,192	$9,982

As of December 31, 2022 and 2021, the fair value of the Seller Notes is $10.2 million and $10.0 million, respectively. The Company has determined that the Seller Notes is a Level 2 financial instrument as there are other unobservable inputs.

As of December 31, 2022, the future maturities of long-term debt, excluding deferred financing costs, accrued interest and debt discount, were as follows (in thousands):

2023	$—
2024	10,612
2025	—
2026	—
2027	—
Thereafter	—
Total	$10,612

13. Net Loss Per Common Share
The number of shares of common stock used in the calculation of basic and diluted net loss per common share is presented below:

	For the Year Ended December 31,
	2022	2021
Weighted average basic and dilutive shares	6,555,207	4,086,409
For the years ended December 31, 2022 and 2021, the Company recorded a net loss from its continuing operations. As a result, the Company has excluded all potential dilutive shares for stock options, restricted stock units, and restricted stock awards, pre-funded warrants, and outstanding warrants from the computation of the diluted net loss per share to avoid the anti-dilutive effect.
The following table includes the number of potential dilutive shares that were excluded due to the anti-dilutive effect:

	For the Year Ended December 31,
	2022	2021
Stock Options	—	—
Restricted Stock Units and Restricted Stock Awards	268,502	106,607
Pre-funded warrants	4,926,498	—
Warrants	675,747	—
Total	5,870,747	106,607
For the year end December 31, 2022 and December 31, 2021, the company excluded 92,358 and 176,856 respectively, of issued stock options in the computation of diluted net loss per common share because their exercise price exceeded the average market price during the respective periods. Also, for the year ended December 31, 2022 and December 31, 2021, 1,601,545 and 1,024,154 of the Company’s outstanding warrants were excluded from the computation of diluted net loss per common share as they were considered “out-of-the-money.”
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
Fair value is assessed each reporting period, or more frequently, if circumstances dictate the need to revalue amounts recorded. The carrying value of cash and cash equivalents, accounts receivable, inventories, prepaid and other current assets, accounts payable and accrued expenses are reasonable estimates of their fair values, due to the short-term nature of the accounts. Management has determined that the company's contingent consideration resulting from its acquisitions, property and equipment, definite-lived intangibles assets, other assets, and warrant liability are within the Level 3 fair value hierarchy and are measured using Level 3 inputs as described below.
Contingent Consideration

Changes in the fair value of contingent consideration are recorded in the "Gain on acquisition contingency" line in the consolidated statements of loss. Significant changes in unobservable inputs, mainly the probability of success and cash flows projected, could result in material changes to the contingent consideration liabilities.
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
The Purchase Agreement provides that the Company will issue Common Stock to satisfy any contingent consideration payable to the Seller, until the total number of shares of Common Stock issued to the Seller pursuant to the Purchase Agreement (including the 208,333 shares of Common Stock issued at closing) is equal to 496,666 shares of Common Stock (or otherwise, to the extent a lower number, the maximum number of shares of Common Stock that would not require obtaining stockholder approval under the applicable rules of the Nasdaq Stock Market). Following the attainment of that limitation, the post-closing contingent payments would be payable in cash. The number of shares of Common Stock issued as contingent consideration with respect to the achievement of a post-closing milestone, if any, will be calculated based on the volume weighted average price of the Common Stock for the five (5) day trading period commencing on the opening of trading on the third trading day following the achievement of the applicable milestone. On January 12, 2022, the Company entered into a Second Amendment to the Stock Purchase Agreement with the sellers of Holo Surgical to amend one of the regulatory milestones beyond December 31, 2021. This first regulatory milestone was subsequently achieved on January 14, 2022 when the Company received 510(k) clearance for its HOLO Portal™ surgical guidance system. Upon achievement of this milestone the Company issued 288,333 in common stock at a value of $5.9 million, and also paid the Seller Group Members $4.1 million in cash for a total payment for achieving the milestone of $10.0 million pursuant to the terms of the agreement (the “Holo Milestone Payments”). The second regulatory milestone within the Purchase Agreement had an achievement date of December 31, 2022, which was not achieved. This was reflected within the valuation of the milestones as of December 31, 2022.
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
Inputs used in estimating the fair value of the contingent consideration for Holo Surgical as of December 31, 2022 and 2021, are summarized below:

Fair Value at December 31, 2022	Valuation Technique	Unobservable Inputs	Ranges
$24,061	Earn-Out Valuation	Probability of success factor	0% - 95%
		Discount rates	13.09% - 13.80%

Fair Value at December 31, 2021	Valuation Technique	Unobservable Inputs	Ranges
$51,928	Earn-Out Valuation	Probability of success factor	0% - 90%
		Discount rates	0.06% - 11.60%
The following table provides a reconciliation of contingent consideration measured at fair value using significant unobservable inputs (Level 3) for the years ended December 31, 2022 and 2021, (in thousands):

	For the Year Ended December 31,
	2022	2021
Beginning balance as of January 1	$51,928	$56,515
Contingent consideration – Holo Milestone Payments	(10,000)	—
Gain on acquisition contingency	(17,867)	(4,587)
Ending balance as of December 31	$24,061	$51,928
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
There are no amounts recorded as contingent consideration as of December 31, 2022 or 2021, with the last milestones expiring on December 31, 2022.
Property and Equipment, Definite-Lived Intangibles and Other Assets
As further discussed in Note 11, as of December 31, 2022 and 2021, respectively, property and equipment with a carrying amount of $6.0 million and $12.0 million were written down to their estimated fair value of $2.3 million and $0.9 million using Level 3 inputs. The Level 3 fair value was measured based on orderly liquidation value and is evaluated on a quarterly basis. Unobservable inputs for the orderly liquidation value included replacement costs, physical deterioration estimates and market sales data for comparable assets.
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
As a result of impairments recognized, the following table summarizes the post impairment fair values of the corresponding assets subject to fair value measured using Level 3 inputs for the years ended December 31, 2022 and 2021, and the corresponding impairment charge during the respective year:

	For the Year Ended December 31, 2022
	Impairment	Net Book Value
Property and equipment - net	$3,684	$2,316
Definite-lived intangible assets - net	492	—
Other assets - net	1,176	5,527
Total	$5,352	$7,843

	For the Year Ended December 31, 2021
	Impairment	Net Book Value
Property and equipment - net	$11,018	$945
Definite-lived intangible assets - net	782	—
Other assets - net	395	5,970
Total	$12,195	$6,915
As of December 31, 2022 and 2021, the Company concluded, through its ASC 360 impairment testing of long-lived assets classified as held and used, that factors existed indicating that finite-lived intangible assets were impaired. The factors considered by management include a history of net losses and negative cash flows in each of those periods to be able to support the assets. The Company tested the carrying amounts of the property and equipment, definite lived intangible assets, and other assets for impairment. As a result, we recorded an impairment charge of $5.4 million and $12.2 million for the years ended December 31, 2022 and 2021, respectively, within the “Asset impairment and abandonments” line item on the consolidated statement of comprehensive loss.
Warrant Liability
Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within "Warrant liability" in the Company’s consolidated balance sheets. The warrant liability is revalued each reporting period with the change in fair value recorded in the "Change in fair value of warrant liability" line item in the consolidated statements of comprehensive loss until the warrants are exercised or expire.
The following table presents information about the Company’s liabilities that are measured at fair value:

	Level	December 31, 2022	December 31, 2021
Warrant liability	3	$22,982	$12,013
June 14, 2021 Warrants
The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the June 14, 2021 warrant liability including investor warrants and placement agent warrants for the years ended December 31, 2022 and 2021 (in thousands):

	For the Year Ended December 31,
	2022	2021
Beginning balance as of January 1	$12,013	$—
Fair value of warrants on date of issuance	—	26,749
Change in fair value of restriked warrants (1)	866	—
Transfer of warrants (2)	(929)	—
Change in fair value of warrant liability	(11,937)	(14,736)
Ending balance as of December 31	$13	$12,013

(1)The following relates to the changes in fair value of the amended warrants from September 30, 2022 to November 16, 2022 related to the warrants which were restriked as part of the November Financing transaction. This change in fair value is recorded within the “Transaction and financing expenses” line item on the consolidated statement of comprehensive loss. Refer to footnote 15 for further explanation.
(2)As the restriked warrants have the same assumptions and valuation inputs, the value was analyzed as part of the November 2022 financing.
The warrant liability is revalued each reporting period with the change in fair value recorded in the accompanying consolidated statements of comprehensive loss until the warrants are exercised or expire. The fair value of the warrant liability is estimated using the Black-Scholes Option Pricing Model using the following valuation inputs:

	December 31, 2022	December 31, 2021
Stock price	$1.99	$0.72
Risk-free interest rate	4.53%	0.84%
Dividend yield	—	—
Volatility	110%	130%

February 15, 2022 Warrants
The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the February 15, 2022 warrant liability including investor warrants and underwriter warrants for the year ended December 31, 2022 (in thousands):

Warrant Liability
Beginning balance as of January 1	$—
Fair value of warrants on date of issuance	10,157
Change in fair value of restriked warrants (1)	448
Transfer of warrants (2)	(1,064)
Redemption of shares	(1,749)
Change in fair value of warrant liability	(7,350)
Ending balance as of December 31	$442
(1)The following relates to the changes in fair value of the amended warrants from September 30, 2022 to November 16, 2022 related to the warrants which were restriked as part of the November Financing transaction. This change in fair value is recorded within the “Transaction and financing expenses” line item on the consolidated statement of comprehensive loss. Refer to footnote 15 for further explanation.
(2)As the restriked warrants have the same assumptions and valuation inputs, the value was analyzed as part of the November 2022 financing.
The warrant liability is revalued each reporting period with the change in fair value recorded in the accompanying consolidated statements of comprehensive loss until the warrants are exercised or expire. The fair value of the warrant liability is estimated using the Black-Scholes Option Pricing Model using the following valuation inputs:

December 31, 2022
Stock price	$1.99
Risk-free interest rate	4.05%
Dividend yield	—
Volatility	95%

November 13, 2022 Warrants
The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the November 13, 2022 warrant liability for the year ended December 31, 2022 (in thousands):

	Warrant Liability
	Pre-funded Warrants	Series A Warrants	Series B Warrants	Placement Agent Warrants
Beginning balance as of January 1	$—	$—	$—	$—
Fair value of warrants on date of issuance	12,724	10,671	2,570	596
Transfer of warrants	—	1,993	—	—
Redemption of shares	(487)	—	—	—
Change in fair value of warrant liability	(2,434)	(2,421)	(570)	(115)
Ending balance as of December 31	$9,803	$10,243	$2,000	$481
The warrant liability is revalued each reporting period with the change in fair value recorded in the accompanying consolidated statements of comprehensive loss until the warrants are exercised or expire. The fair value of the warrant liability is estimated using the Black-Scholes Option Pricing Model using the following valuation inputs:

	December 31, 2022
	Pre-funded Warrants (1)	Series A Warrants	Series B Warrants	Placement Agent Warrants
Stock price	$1.99	$1.99	$1.99	$1.99
Risk-free interest rate	N/A	3.96%	4.20%	3.97%
Dividend yield	N/A	—	—	—
Volatility	N/A	90%	105%	90%
(1)The fair value of the pre-funded warrants has been calculated as the difference between the stock price and exercise price. No other inputs are applicable.
15. Share Offering and Warrants
On November 13, 2022, we entered into a securities purchase agreement (the “Purchase Agreement”) with a single institutional investor pursuant to which we agreed to sell, in a registered direct offering 740,000 shares of our common stock, pre-funded warrants exercisable for up to an aggregate of 5,260,000 shares of common stock, Series A warrants to purchase an aggregate of up to 6,000,000 shares of common stock, and Series B warrants to purchase an aggregate of up to 1,500,000 shares of common stock with gross proceeds of $12.0 million. The offering price for each share of common stock and accompanying warrants is $2.0000 and the offering price for each pre-funded warrant and accompanying warrants is $1.9990. Series A warrants are exercisable through November 13, 2027, Series B warrants are exercisable through November 13, 2025, and pre-funded warrants will expire when exercised in full. We received net proceeds of $10.8 million from the offering after deducting investor and other filing fees of $1.2 million, which is reflected in the “Transaction and financing expenses” line in the consolidated statement of comprehensive loss. Upon any exercise of the offering warrants issued in the offering for cash, the Company agreed to pay the placement agent a total cash fee equal to 7.0% of the aggregate gross proceeds from the exercise of the offering warrants and a management fee equal to 1.0% of the aggregate gross proceeds from the exercise of the offering warrants.
As all the warrants were determined to be liability classified, the proceeds are first allocated to the warrant based on the fair value on the November 16, 2022 transaction closing date. As the fair value of the warrants exceeded the net proceeds of the offering, the remaining fair value of the warrants was recorded through a charge to the consolidated statement of comprehensive loss. The total charge to the consolidated statement of comprehensive loss was $15.7 million as of December 31, 2022 and recorded within the “Transaction and financing expenses” line. As there were no remaining proceeds to allocate to equity, no amounts were recorded within the consolidated statement of Stockholders’ Equity. as of December 31, 2022 related to this transaction.
During the fourth quarter of 2022, 331,000 shares of the pre-funded warrants were exercised, leading to 4,929,000 pre-funded warrants still outstanding as of December 31, 2022. As a result of the exercise, the associated warrant liability was reduced and offset against the “Additional Paid-In Capital” and “Common Stock” sections of the Company’s consolidated balance sheets.
The Company, also in connection with the 2022 registered direct offering, entered into a warrant amendment agreement (“Warrant Amendment Agreement”) with the purchaser party to the Purchase Agreement pursuant to which the Company agreed to amend the purchaser’s existing warrants to purchase up to 521,739 shares of Common Stock at an exercise price of $51.7500 per share issued in June 2021 and warrants to purchase up to 597,826 shares of Common stock at an exercise price of $18.0000 per share issued in February 2022 (the “Existing Warrants”), and lowered the exercise price of the Existing Warrants to $1.8150 per share and extended the termination date of the Existing Warrants to November 16, 2027. As a result of the amendment, we included the warrants in the November 13, 2022 Series A outstanding warrants valuation as of December 31, 2022 as these warrants have the same assumptions and valuation inputs. Fair value changes of $1.3 million associated with the transfer are reflected in the “Transaction and financing expenses” line in the consolidated statement of comprehensive loss. The total impact on the “Transaction and financing expenses” line associated with the November 13, 2022 warrant financing was $17.0 million.
The Company, also in connection with the 2022 registered direct offering, issued the placement agent or its designees warrants to purchase an aggregate of up to 360,000 shares of its common stock. The placement agent warrants have substantially the same terms as the warrants described above, except that the placement agent warrants will have an exercise price of $2.5000 per share and will expire on November 13, 2027.
On February 15, 2022, we issued and sold in an underwritten public offering 1,285,507 shares of common stock and 163,768 of pre-funded warrants to purchase common stock with gross proceeds of $20.0 million at an effective offering price of $13.8000 and $13.7970 per share respectively. In addition, the Company issued warrants to purchase up to an aggregate of 1,086,956 shares of common stock at a strike price of $18.0000 that are exercisable through February 15, 2027. Finally, the Company granted the underwriters the option for a period of 30 days from February 15, 2022 to purchase up to 217,391 additional shares of our common stock at the public offering price of $13.7970 per share and/or warrants to purchase up to 163,043 shares of the Company’s common stock at a public offering price of $0.0030 per warrant. The Underwriters did not exercise the option to purchase the common shares from the Company, but they did exercise the option to purchase the warrants which have not been converted to common shares as of December 31, 2022. We received net proceeds of $17.7 million after deducting investor fees of $2.3 million. Investor fees have been allocated between the value of the warrant liability and the amounts recorded within the Consolidated Statement of Shareholders' Equity. Fees allocated to the warrant liabilities were $0.9 million and is reflected in the “Transaction and financing expenses” line in the consolidated statement of comprehensive loss. The remaining $1.4 million is allocated to common shares and is reflected in “Additional Paid-In Capital” and “Common Stock” sections of the Company’s consolidated balance sheets. Upon any exercise of the offering warrants issued in the offering for cash, the Company agreed to pay the underwriter a total cash fee equal to 7.0% of the aggregate gross proceeds from the exercise of the offering warrants and a management fee equal to 1.0% of the aggregate gross proceeds from the exercise of the offering warrants.
The Company, also in connection with the direct offering, issued the underwriter or its designees warrants to purchase an aggregate of up to 86,956 shares of its common stock. The underwriter warrants have substantially the same terms as the warrants described above, except that the underwriter warrants will have an exercise price of $17.2500 per share, and holders of the underwriter warrants are not entitled to receive cash dividends issued by the Company during such time as the underwriter warrant is outstanding.
On June 14, 2021, the Company issued and sold in a registered direct offering priced at-the-market an aggregate of 966,183 shares of its common stock and warrants exercisable for an aggregate of 966,183 shares of Company common stock with gross proceeds of $50.0 million at a combined purchase price of $51.7500 per share. The warrants have an exercise price equal to $51.7500 per share, are exercisable immediately upon issuance and are exercisable through June 14, 2024. The net proceeds from the direct offering, after deducting investor and management fees, were $45.8 million after deducting investor fees of $4.2 million. Investor fees have been allocated between the value of the warrant liability and the amounts recorded within the Consolidated Statement of Shareholders’ Equity. Fees allocated to the warrant liabilities were $2.1 million and is reflected in the “Transaction and financing expenses” line in the consolidated statement of comprehensive loss. The remaining $2.1 million is allocated to common shares and is reflected in “Additional Paid-In Capital” and “Common Stock” sections of the Company’s consolidated balance sheets. Upon any exercise of the offering warrants issued in the offering for cash, the Company agreed to pay the placement agent a total cash fee equal to 7.0% of the aggregate gross proceeds from the exercise of the offering warrants and a management fee equal to 1.0% of the aggregate gross proceeds from the exercise of the offering warrants.
The Company, also in connection with the 2021 registered direct offering, issued the placement agent or its designees warrants to purchase an aggregate of up to 57,971 shares of its common stock. The placement agent warrants have substantially the same terms as the warrants described above, except that the placement agent warrants will have an exercise price of $64.6875 per share, and holders of the placement agent warrants are not entitled to receive cash dividends issued by the Company during such time as the placement agent warrant is outstanding.
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
On February 1, 2021, we closed a public offering and sold a total of 956,666 shares of our common stock at a price of $45.0000 per share, less the underwriter discounts and commissions. We received gross proceeds of $44.5 million from the offering.
16. Accrued Expenses
Accrued expenses are as follows:

	For the Year Ended December 31,
	2022	2021
Accrued compensation	$3,614	$5,258
Accrued distributor commissions	3,801	2,957
Accrued severance and restructuring costs	1,041	—
Accrued securities class action settlement	—	1,500
Other	4,690	8,054
Total accrued expenses	$13,146	$17,769
17. Other Long-term liabilities
Other long-term liabilities are as follows:

	For the Year Ended December 31,
	2022	2021
Acquisition contingencies	$24,061	$26,343
Warrant liability	22,982	12,013
Lease obligations	1,142	947
Retention credit	3,222	—
Other	3,219	2,229
Total other long-term liabilities	$54,626	$41,532

18. Income Taxes
The Company’s pre-tax loss consists of the following components:

	Year Ended December 31,
	2022	2021
Pre-tax loss:
Domestic (U.S., state and local)	$(42,987)	$(114,731)
Foreign (loss) income	(12,661)	(9,061)
Total pre-tax loss	$(55,648)	$(123,792)
The Company’s income tax provision (benefit) consists of the following components:

	Year Ended December 31,
	2022	2021
Current:
Federal	$151	$426
State	23	(1,325)
International	34	184
Total current	208	(715)
Deferred:
Federal	—	(25)
State	—	(4)
International	(1,251)	(142)
Total deferred	(1,251)	(171)
Total income tax (benefit) provision	$(1,043)	$(886)
The Company’s deferred tax assets and liabilities consists of the following components:

	For the Year Ended December 31, 2022		For the Year Ended December 31, 2021
	Assets	Liabilities	Assets	Liabilities
Accounts receivable	$2,385	$—	$2,376	—
Accrued liabilities	1,951	—	720	—
Deferred compensation	943	—	1,876	—
Fixed assets and intangibles	19,128	—	22,096	—
Inventory	11,845	—	7,066	—
Net operating losses and other carryforwards	36,382	—	30,187	—
Tax credits	1,406	—	265	—
Lease Liability	230	—	318	—
Right of Use Asset	—	(143)	—	(224)
Capitalized Research and Development	4,326	—	—	—
Other	14	—	408	—
Valuation allowance	(77,123)	—	(65,007)	—
Total	$1,487	$(143)	$305	$(224)
On December 30, 2021, the Company entered into a Stock Purchase Agreement to acquire interest in Inteneural Networks Inc. The total consideration of the asset acquisition was determined to be $72.3 million, with $10.3 million in forward contracts related to the three potential milestone payments and $41.7 million in non-controlling interest related to the 58% equity interest not purchased. The Company treated the transaction as a non-taxable acquisition of stock for tax purposes and reversed the $72.1 million expense related to the purchased IPR&D, $0.4 million acquisition expenses, and $0.2 million impairment related to the assembled workforce when calculating 2021 tax expense. (See Note 7 "Business Combinations and Acquisitions" for additional information).
The Tax Cuts and Jobs Act (TCJA) requires taxpayers to capitalize and subsequently amortize research and experimental (R&D) expenditures that fall within the scope of Internal Revenue Code Section 174 for tax years starting after December 31, 2021. This rule became effective for the Company during the year and resulted in the estimated deferred tax asset for capitalization of R&D costs of $4.3 million, based on interpretation of the law as currently enacted. The Company will amortize these costs for tax purposes over 5 years if the R&D was performed in the U.S. and over 15 years if the R&D was performed outside the U.S, rather than deducting such costs in the year incurred for tax purposes.
As of December 31, 2022, the Company has U.S. federal net operating loss carryforwards of $24.9 million, of which, $1.5 million will expire in years 2037 through 2038, and approximately $23.4 million will carryforward indefinitely. As of December 31, 2022, the Company has U.S. state net operating loss carryforwards of approximately $4.6 million, of which, $3.7 million will expire in the years 2023 through 2042, and approximately $0.9 million will carryforward indefinitely. As of December 31, 2022, the Company has non-U.S. net operating loss carryforwards of approximately $6.6 million, which will carryforward indefinitely. The Company has offset all of the U.S. federal and state net operating loss carryforwards and approximately $5.4 million of the non-U.S. net operating loss carryforwards by a valuation allowance based on management’s judgment that it is more likely than not that the benefits of those deferred tax assets will not be realized in the future. As of December 31, 2022, the Company has U.S. research and development credit carryforwards of approximately $1.4 million which will expire in the years 2041 through 2042. As of December 31, 2022, the Company has disallowed U.S. interest expense net of tax of approximately $0.5 million subject to Internal Revenue Code Section 163(j) limitations, which may be carried forward indefinitely. The Company has offset all of the research and development credit and disallowed U.S. interest carryforwards by a valuation allowance.
U.S. income taxes have not been provided on the undistributed earnings of the Company’s foreign subsidiaries. It is not practicable to estimate the amount of tax that might be payable. The Company’s intention is to indefinitely reinvest earnings of its foreign subsidiaries outside of the U.S.
The Company evaluates the need for a valuation allowance against its deferred tax assets based on a more likely than not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The income tax benefit for the year ended December 31, 2022 includes a $1.5 million income tax benefit for the release of valuation allowances. The Company has evaluated all evidence, both positive and negative and maintains a valuation allowance of $77.1 million on U.S. deferred tax assets and certain non-U.S. jurisdictions as of December 31, 2022. The Company maintained a full valuation allowance of $65.0 million in the United States as well as most foreign jurisdictions as of December 31, 2021.
The Company’s unrecognized tax benefits are summarized as follows:

	For the Year Ended December 31,
	2022	2021
Opening balance	$2,082	$2,991
Additions based on tax positions related to the current year	—	—
Additions for tax positions of prior years	—	542
Reductions for tax positions of prior years	—	(1,451)
Reductions for expiration of statute of limitations	—	—
	$2,082	$2,082
The unrecognized tax benefits if recognized, would favorably impact the Company’s effective tax rate. It is reasonably possible that the unrecognized tax benefits will not significantly increase or decrease during the next twelve months. The unrecognized tax benefits of $2.1 million as of December 31, 2022 are presented with other long-term liabilities.

The Company’s policy is to recognize interest and penalties accrued related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2022, the Company has accrued interest and penalties of $0.2 million. As of December 31, 2021, the Company has accrued interest and penalties of $0.1 million.
As of December 31, 2022, we have had no ongoing audits in the U.S. or any major non-U.S. jurisdictions. The tax years that are open to examination are U.S. federal periods from 2019 to current and state taxes from 2017 to current. The Company's U.S. and foreign tax attribute carryforwards remain open to examination.
The effective tax rate differs from the statutory federal income tax rate for the following reasons:

	For the Year Ended December 31,
	2022	2021
Statutory federal rate	21.00%	21.00%
State income taxes—net of federal tax benefit	0.03%	0.00%
Foreign rate differential	6.03%	1.33%
Acquisition expenses	0.00%	(5.21)%
Loss on acquisition contingency	6.74%	0.78%
Change in fair value of the warrant liability	9.37%	2.50%
Non-deductible items	(11.58)%	(0.99)%
Noncontrolling interest	0.00%	(7.11)%
Tax attributes	1.26%	(0.22)%
Valuation allowances	(24.90)%	(12.61)%
Uncertain tax positions	(0.18)%	0.95%
Tax filings & account adjustments	(5.74%)	0.04%
Other reconciling items, net	(0.16)%	0.25%
Effective tax rate	1.87%	0.71%
For the years ended December 31, 2022 and 2021, the Company had no individually significant other reconciling items. The other reconciling items line includes non-significant officer compensation and stock-based compensation for all years presented.
19. Stockholders’ Equity
Common Stock—The Company has 300,000,000 shares of common stock authorized. Holders of common stock are entitled to one vote for each share held at all stockholder meetings. Shares of common stock do not have redemption rights. The Company is, and may in the future become, party to agreements and instruments that restrict or prevent the payment of dividends on our capital stock.
20. Severance and Restructuring Costs
On November 8, 2022, the Board approved a restructuring plan intended to help the Company drive growth in what it views to be the most valuable and profitable parts of its business (Digital Health and core hardware assets). Throughout 2022, the Company has focused on bringing new products to market and the commercialization of new technologies, improving operational efficiencies, and lowering its working capital requirements. The Board-approved restructuring plan includes brand and product portfolio rationalization in the domestic markets, a scaled-down international business with operations winding down throughout 2023, a reduction in workforce and reduced non-essential spending. The Company began executing on the restructuring plan in December 2022 and plans to continue its efforts through the first half of 2023. The Company also expects to incur approximately $5.5 - $7.5 million in costs related severance and reduction in non-essential spending. In addition the Company recorded $13.8 million related to inventory write downs associated to the product rationalization as of December 31, 2022. With this restructuring plan the Company anticipates estimated cash savings in 2023 of approximately $30.0 - $35.0 million as compared to 2022.
Management has recorded $1.2 million in employee related severance costs as of December 31, 2022. The severance costs recorded are comprised of payroll and related healthcare expenses and is reflected in the “Severance and restructuring costs” section of the consolidated statements of comprehensive loss. Severance and restructuring payments have and will be made over periods ranging from one month to three months. Amounts paid during the year did not have a material impact on cash flows of the Company. We expect all of these severance payments to be paid by the second quarter of 2023. In addition to these severance costs, management expects to incur other exit and disposal costs during the first half of 2023 of approximately $2.5 - $3.5 million related to inventory management and the product rationalization.
With regards to product portfolio rationalization, the Company wrote down inventory by $13.8 million for the product lines it discontinued and rationalized. These charges were recorded as of December 31, 2022 and are reflected within the “Cost of goods sold” line on the consolidated statements of comprehensive loss. Of this inventory write down, $6.9 million was associated to domestic inventory with the main driver of this write down being the product rationalization. The remaining charge of $6.9 million relates to inventory held internationally. This inventory was written down as the Company has decided to wind down the international business and does not expect to sell through the related inventory.
A summary of the total restructuring costs by major component recognized for the fiscal year ending December 31, 2022 is as follows:

	Employee-Related	Product Rationalization	Total
Year ended December 31, 2022	$1,148	$13,822	$14,970

The following table summarizes the restructuring activities by major component as of December 31, 2022:

	Employee-Related	Product Rationalization	Total
Incurred during 2022	$1,148	$13,822	$14,970
Paid during 2022	(107)	—	(107)
Non-cash adjustment (1)	—	(13,822)	(13,822)
Balance as of December 31, 2022	$1,041	$—	$1,041
(1)Non-cash adjustments for product rationalization represent inventory write-offs.
21. Retirement Benefits
The Company has a qualified 401(k) plan available to all U.S. employees who meet certain eligibility requirements. The 401(k) plan allows each employee to contribute up to the annual maximum allowed under the Internal Revenue Code. The Company has the discretion to make matching contributions up to 6% of the employee’s earnings. For the years ended December 31, 2022 and 2021, the amounts expensed under the plan were $1.3 million and $0.7 million, respectively.
22. Commitments and Contingencies
Acquisition of Paradigm – As discussed in Note 14, on March 8, 2019, the Company acquired Paradigm. Under the terms of the agreement, the Company may have been required to pay up to an additional $150.0 million in a combination of cash and Company common stock based on a revenue earnout consideration. Related to this acquisition, there were three earnout payments based on revenues achieved during periods ending December 31, 2020, December 31, 2021, and December 31, 2022. None of these milestones were achieved including the revenue earnout as of December 31, 2022. There are no outstanding milestones beyond December 31, 2022.
Aziyo – On August 1, 2018, the Company and Aziyo Biologics, Inc. (“Aziyo”) entered into a Distribution Agreement which was subsequently amended on December 3, 2018, and November 15, 2020 (the “Distribution Agreement”). Pursuant to the Distribution Agreement, the Company has exclusive distribution rights to certain biologic implants manufactured by Aziyo and marketed under the ViBone trade name (“ViBone”). The Distribution Agreement provides for minimum purchases of ViBone implants on an annual basis through calendar 2025. For calendar years 2019-2021, if the minimum purchase obligations for a particular year are not fulfilled, the Distribution Agreement provides various options for the Company to satisfy such obligations (“Shortfall Obligations”) in subsequent years, including a combination of payments and/or providing purchase orders for the shortfall amount in a given year. If a purchase order is submitted, the contract does not provide that it needs to be satisfied during the following year (i.e., the Company can satisfy the orders over multiple years and until the minimum is achieved). For calendar years 2022 and beyond, if the Company does not satisfy the Shortfall Obligations using one of the methods specified in the Distribution Agreement, the

Company can continue to market the ViBone implants on a non-exclusive basis. We did not obtain the 2022 minimum purchase obligation; as such we will revert to a non-exclusive distribution agreement for Vibone. As it relates to the prior year minimums, we had previously issued a purchase order for the 2020 and 2021 minimums. The remaining amount on the purchase order for both years combined is $16.4 million.
Acquisition of Inteneural Networks Inc. (INN) – As part of the INN acquisition, the Company has the ability to acquire the remaining 58% equity interest in INN based on the achievement of three separate regulatory and revenue based milestones. When each of the milestones are achieved the Company will pay $19.3 million for an additional 19.3% equity interest within INN. The total future commitment of the remaining three milestones is $57.9 million. As of December 31, 2022 the value of the future commitments were $10.0 million and recorded within the mezzanine section of the consolidated balance sheets.
Acquisition of Holo Surgical Inc. – As part of the Holo Surgical acquisition, the Company issued contingent consideration which would be payable to the sellers upon the achievement of certain regulatory, commercial, and utilization milestones by specified time periods. On January 14, 2022 the Company received 510(k) clearance for the HOLO PortalTM surgical guidance system. Upon achievement of this milestone the Company issued 288,333 in common stock at a value of $5.9 million, and also paid the sellers $4.1 million in cash for a total payment for achieving the milestone of $10.0 million pursuant to the terms of the agreement. These contingent considerations have a fair value $24.1 million as of December 31, 2022, with $0.0 million classified as current liabilities within “Current portion of acquisition contingency – Holo,” while $24.1 million is included as “Acquisition contingencies – Holo” in the accompanying consolidated balance sheets. The fair value of the liability was $51.9 million on December 31, 2021 with $25.6 million classified as current liabilities within “Current portion of acquisition contingency – Holo” while $26.3 million classified as “Acquisition contingencies – Holo.” The change in the fair value of the liability of $17.9 million since December 31, 2021, was recognized in the "Gain on acquisition contingency" line of the consolidated statements of comprehensive loss.
Manufacturing Agreements with Former OEM Affiliates – In connection with the closing of the OEM Transaction, on July 20, 2020 the Company entered into three manufacturing and distribution agreements with affiliates of Montague Private Equity: (i) a Manufacture and Distribution Agreement (the “Hardware MDA”) with Pioneer Surgical Technology, Inc. (“Pioneer”) pursuant to which Pioneer would manufacture certain hardware implants for the Company; (ii) a Processing and Distribution Agreement with RTI Surgical, Inc. (“RTI”), an affiliate of Pioneer, pursuant to which RTI would process certain biologic implants for the Company (the “PDA”); and (iii) a Manufacture and Distribution Agreement (“NanOss”) pursuant to which Pioneer would manufacture certain synthetic implants for the Company (the “NanOss MDA”), and together with the Hardware MDA and the PDA, the “OEM Distribution Agreements.” On August 5, 2022, the Company amended the OEM distribution agreement to reduce the Contract Year 3 minimum to $17.9 million and released the Company of any obligation to cure any purchase shortfall in Contract Year 2. In connection with the amendment the Company agreed to pay RTI $2.1 million in relation to any Year 1, Year 2 or Design and Development Agreement shortfall previously incurred. There is no outstanding liability associated with the agreement as of December 31, 2022.
San Diego Lease – On March 12, 2021, the Company entered into a Lease (the “Lease”) with SNH Medical Office Properties Trust, a Maryland real estate investment trust (the “Landlord”), to house the Company’s offices, lab and innovation space (the “Building”) in San Diego, California. The initial term of the Lease is twelve years, with one extension option for a period of seven years.
Under the terms of the Lease, the Company will lease an aggregate of approximately 94,457 rentable square feet building located at 3030 Science Park Road, San Diego, California (the “Premises”). The Landlord has made improvements and will continue to do so until occupancy has been delivered to the Company.
Aggregate payments towards base rent for the Premises over the term of the lease will be approximately $64.6 million, including 13 months of rent abatement from the Lease entry date. The Company will recognize the lease assets and liabilities when the Landlord makes the underlying asset available to the Company and because that event has not occurred, no amounts were accrued as of December 31, 2022. Concurrent with the Company’s execution of the Lease, as a security deposit, the Company delivered to the Landlord a payment in the amount of $2.5 million which is recorded within "Other assets – net" in our consolidated balance sheets. In addition, the Company maintains a prepaid reimbursement balance of $2.9 million which is recorded within “Prepaid and other current assets” in our consolidated balance sheets.
License and Royalty Commitments

As of December 31, 2022 and 2021, the Company has entered into product development and fee for service agreements based on contributions to the development and commercialization of certain products. Each royalty agreement: (i) confirms the irrevocable transfer to the Company of all pertinent intellectual property rights; (ii) sets the applicable royalty rate; (iii) sets the period of time during which royalties are payable; (iv) sets the parameters for which the agreement may be terminated by either party; and (v) prohibits the payment of royalties on products sold to entities and/or individuals with whom the surgeon advisor or any other surgeon advisor entitled to royalties is affiliated.
As of December 31, 2022 and 2021, the Company’s royalty agreements provide for (i) royalty payments for 7 years from first commercial sale of the relevant product and (ii) a royalty rate for each such agreement ranging from 1.0% to 10.0% of net sales for the particular product to which the surgeon contributed. Related royalty expenses are recorded within "Costs of goods sold" on the consolidated statements of comprehensive loss.
The Company recognized royalties’ expense of $1.2 million and $1.6 million for the years ended December 31, 2022 and 2021, respectively, resulting in an aggregate royalty rate of 1.5% and 1.8% for the years ended December 31, 2022 and 2021, respectively.
23. Legal Actions
The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. Based on the information currently available to the Company, including the availability of coverage under its insurance policies, the Company does not believe that any of these claims that were outstanding as of December 31, 2022, will have a material adverse impact on its financial position or results of operations. The Company’s accounting policy is to accrue for legal costs as they are incurred.
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
In addition to claims made directly against the Company, Coloplast, a distributor of TSM’s and certain allografts processed and private labeled for them under a contract with the Company, has also been named as a defendant in individual TSM cases in various federal and state courts. Coloplast requested that the Company indemnify or defend Coloplast in those claims which allege injuries caused by the Company’s allograft implants, and on April 24, 2014, Coloplast sued RTI Surgical, Inc. in the Fourth Judicial District of Minnesota for declaratory relief and breach of contract. On December 11, 2014, Coloplast entered into a settlement agreement with RTI Surgical, Inc. and Tutogen Medical, Inc. (the “Company Parties”) resulting in dismissal of the case. Under the terms of the settlement agreement, the Company Parties are responsible for the defense and indemnification of two categories of present and future claims: (1) tissue only (where Coloplast is solely the distributor of Company processed allograft tissue and no Coloplast-manufactured or distributed synthetic mesh is identified) (“Tissue Only Claims”), and (2) tissue plus non-Coloplast synthetic mesh (“Tissue-Non-Coloplast Claims”) (the Tissue Only Claims and the Tissue-Non-Coloplast Claims being collectively referred to as “Indemnified Claims”). As of December 31, 2022, there are a cumulative total of 1,026 Indemnified Claims for which the Company Parties are providing defense and indemnification. In connection with the transactions, liabilities related to these claims remained a liability retained by the Company. The defense and indemnification of these cases are covered under the Company’s insurance policy subject to a reservation of rights by the insurer.
Based on the current information available to the Company, the impact that current or any future TSM litigation may have on the Company cannot be reasonably estimated.
LifeNet — On June 27, 2018, LifeNet Health, Inc. (“LifeNet”) filed a patent infringement lawsuit in the United States District Court for the Middle District of Florida (since moved to the Northern District of Florida) claiming infringement of five of its patents by the Company’s predecessor RTI Surgical, Inc. The suit requests damages, enhanced damages, reimbursement of costs and expenses, reasonable attorney fees, and an injunction. The asserted patents are expired. On April 7, 2019, the Court granted the Company’s request to stay the lawsuit pending the U.S. Patent Trial and Appeal Board’s (“PTAB”) decision whether to institute review of the patentability of LifeNet’s patents. On August 12, 2019 the PTAB instituted review of three LifeNet patents, and on September 3, 2019, the PTAB instituted review of the remaining two. On August 4, 2020 and August 26, 2020, the PTAB issued final written decisions finding that certain claims were shown to be unpatentable and others not. Neither party appealed the PTAB’s decisions with respect to the three LifeNet patents on which the PTAB instituted review on August 12, 2019. With respect to the remaining two LifeNet patents, Surgalign filed Notices of Appeal with the Federal Circuit on October 27, 2020, and LifeNet filed a Notice of Cross-appeal on November 9, 2020. The Federal Circuit issued a Written Opinion on April 11, 2022 affirming in part and remanding in part. The PTAB canceled all challenged claims of the patent on remand on December 1, 2022. LifeNet filed a Notice of Appeal with the Federal Circuit on January 12, 2023. The Court lifted the stay for counts related to 4 of the 5 patents on January 20, 2023 and severed the count relating to the patent claims canceled by the PTAB on December 1, 2022. A trial date has been set for July 22, 2024. In connection with the sale of the Company’s OEM Business, liabilities related to these claims remained a liability retained by the Company. The Company continues to believe the suit is without merit and will vigorously defend its position. However, the Company has entered into preliminary settlement discussions with LifeNet, but at this time an estimate of the settlement cannot be estimated and therefore no amounts have been recorded as of December 31, 2022. Additionally based on the current information available to the Company, the impact that current or any future litigation may have on the Company cannot be reasonably estimated.
Securities Class Action— The Company’s Investigation (as defined below) resulted in stockholder litigation against the Company and certain former officers of the Company in the United States District Court for the Northern District of Illinois (the “Court”) on March 23, 2020 asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). On June 30, 2021, the parties to the Lowry Action conducted a mediation session and on July 27, 2021, a binding term sheet settling the Lowry Action was entered into whereby the defendants agreed to pay $10.5 million (inclusive of attorneys’ fees and administrative costs) in exchange for the dismissal with prejudice of all claims. On September 22, 2021, the court granted preliminary approval to the settlement, and the amount was paid by the Company’s insurers under its Directors’ and Officers’ insurance policies. The Court entered an order approving the settlement on January 26, 2022 and no amounts were outstanding on December 31, 2022. The matter is now concluded.
Derivative Lawsuits—Three derivative lawsuits have also been filed on behalf of the Company, naming it as a nominal defendant, and demanding a jury trial. On June 5, 2020, David Summers filed a shareholder derivative lawsuit (the “Summers Action”) against certain current and former directors and officers of the Company (as well as the Company as a nominal defendant), in the United States District Court for the Northern District of Illinois asserting statutory claims under Sections 10(b), 14(a), and 20(a) of the Exchange Act, as well as common law claims for breach of fiduciary duty, unjust enrichment and corporate waste. Thereafter, two similar shareholder derivative lawsuits asserting many of the same claims were filed in the same court against the same current and former directors and officers of the Company (as well as the Company as a nominal defendant), as well as a books and records demand under Section 220 of the Delaware General Corporate Law (the “Books and Records Demand”). The three derivative lawsuits have been consolidated into the first-filed Summers Action (together with the Books and Records Demand, the “Derivative Actions”). On September 6, 2020, the court entered an order staying the Summers Action pending resolution of the motions to dismiss in the Lowry Action. On September 30, 2021, the court granted preliminary approval of a proposed settlement of the Derivative Actions (the “Derivative Actions Settlement”). Pursuant to the Derivative Actions Settlement, the Company has agreed to adopt or revise certain corporate governance policies and procedures, and the Company’s insurers agreed to pay $1.5 million to plaintiffs’ counsel. Based on this a corresponding receivable and liability of $1.5 million was recorded within “Prepaid and other current assets,” and “Accrued expenses” on the consolidated balance sheets as of December 31, 2021. On January 24, 2022, the court gave final approval to the Derivative Actions Settlement. The matter is now concluded and no amounts were outstanding on December 31, 2022.
GPV I FIZN and StartVenture@Poland Sp. z.o.o. ASI SKA— The Company is presently named as a co-defendant along with other companies and individuals, including Dr. Siemionow and Dr. Lewicki, our former Chief Medical Officer and former Director respectively, by former stockholders of Holo Surgical, S.A. (“Holo SA”), individually and/or collectively, for common law fraud, constructive fraud, fraudulent inducement, conspiracy to defraud, and unjust enrichment, unlawful taking and conversion based on illegal and fraudulent actions related to (i) the sale of shares in Holo Surgical, Inc. to Roboticine, (ii) the purchase of Plaintiffs’ ownership interests in Holo SA by Roboticine, and (iii) the subsequent sale of Holo Surgical, Inc. to the Company. The Company does not believe that any of the claims relate to its action with regards to the negotiations nor the purchase of Holo SA and on May 27, 2022, moved to dismiss. On February 7, 2023, the court granted the Company’s motion to dismiss and the deadline for appeal has passed. The matter is now concluded.
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
On August 3, 2022, the Company reached a settlement with the SEC concluding and resolving in its entirety the Investigation. Under the terms of the settlement, the Company paid a civil penalty of $2.0 million which was previously accrued in our consolidated balance sheets. In addition to the settlement the Company received $0.6 million from former executives related to recouped compensation which was previously accrued in “Prepaid and other current assets” on the consolidated balance sheets. For the Investigation, there were no amounts outstanding as of December 31, 2022.
25. Related Party Transactions
The Company’s related parties include: i) a person who is or was (since the beginning of the last fiscal year for which the Company has filed a Form 10-K and proxy statement, even if he or she does not presently serve in that role) an executive officer, director or nominee for election as a director; ii) greater than five percent beneficial owner of the Company’s common stock; or iii) immediate family member of any of the foregoing. The Company did not enter into any related party transactions in 2022. The following transactions were determined to be with related parties at the time of the transaction:
The Holo Surgical Acquisition
As discussed in Note 7, on September 29, 2020, the Company entered into the Holo Purchase Agreement, pursuant to which, among other things, the Company consummated the Acquisition on October 23, 2020. As consideration for the Acquisition, the Company paid to the Seller $30.0 million in cash and issued to the Seller 208,333 shares of its common stock with a fair value of $12.3 million. In addition, the Seller will be entitled to receive contingent consideration from the Company valued at $24.1 million as of December 31, 2022, which must be first paid in shares of our common stock (in an amount up to 288,333 shares) and then paid in cash thereafter, contingent upon and following the achievement of certain regulatory, commercial and utilization milestones by specified time periods occurring up to the sixth (6th) anniversary of the Closing Date. Dr. Pawel Lewicki was appointed to the Company's board of directors on November 23, 2020 and served through May 10, 2022 and Dr. Krzysztof Siemionow was the Company's former Chief Medical Officer. Lewicki and Siemionow indirectly owned approximately 57.5% and 42.5%, respectively, of the outstanding ownership interests in the Seller prior to the acquisition being executed.
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
Coflex Purchase Agreement

On February 28, 2023, the Company’s indirect subsidiary Surgalign SPV, Inc., a Delaware corporation (“Surgalign SPV”) formed in February 2023, Surgalign Spine Technologies, Inc, a Delaware corporation and sole stockholder of Surgalign SPV (“Seller”), the Company and Xtant Medical Holdings, Inc., a Delaware corporation (“Xtant” or “Buyer”) entered into an Equity Purchase Agreement (the “Coflex Purchase Agreement”), pursuant to which, among other things and concurrently with execution thereof, Xtant acquired 100% of the issued and outstanding equity of Surgalign SPV, from Seller (the “Coflex Transaction”). No material relationship exists between Xtant and the other parties, other than with respect to the material definitive agreements.
The aggregate consideration paid in the Coflex Transaction for 100% of Surgalign SPV’s equity securities was $17.0 million in cash. As a result of the Coflex Transaction, Xtant acquired the Company’s Coflex and Cofix product lines in the United States and worldwide intellectual property rights therein. Seller, Surgalign SPV and Xtant also entered into a Transition Services Agreement, dated as of February 28, 2023 (the “Transition Services Agreement”), in connection with the Coflex Transaction pursuant to which Seller has agreed to provide certain transition services to Xtant immediately after the closing for an agreed upon transition period.
Pre-funded warrant exercise
On February 27, 2023, 465,000 shares of the pre-funded warrants were exercised. In addition on March 27, 2023, 833,000 shares of pre-funded warrants were exercised, leading to 3,631,000 pre-funded warrants still outstanding as of March 27, 2023.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
Schedule II
Valuation and Qualifying Accounts
Years Ended December 31, 2022 and 2021
(Dollars in thousands)

Description	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions, Write-offs, or Payments	Balance at End of Period
For the year ended December 31, 2022:
Allowance for doubtful accounts	$9,272	$1,982	$1,393	$9,861
Allowance for product returns	105	—	50	55
Deferred tax asset valuation allowance	65,007	12,600	484	77,123

For the year ended December 31, 2021:
Allowance for doubtful accounts	8,203	1,722	$653	$9,272
Allowance for product returns	105	—	—	105
Deferred tax asset valuation allowance	45,126	20,459	578	65,007

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SURGALIGN HOLDINGS, INC.

March 30, 2023	By:	/s/ Terry M. Rich
Terry M. Rich
President and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Terry M. Rich	President and Chief Executive Officer (Principal Executive Officer)	March 30, 2023
Terry M. Rich

/s/ David B. Lyle	Chief Financial Officer (Principal Financial Officer)	March 30, 2023
David B. Lyle

/s/ Christopher S. Thunander	Chief Accounting Officer and Corporate Controller (Principal Accounting Officer)	March 30, 2023
Christopher S. Thunander

/s/ Sheryl L. Conley	Chair of the Board of Directors	March 30, 2023
Sheryl L. Conley

/s/ Thomas A. McEachin	Director	March 30, 2023
Thomas A. McEachin

/s/ Mark D. Stolper	Director	March 30, 2023
Mark D. Stolper

/s/ Paul G. Thomas	Director	March 30, 2023
Paul G. Thomas

/s/ Nicholas J. Valeriani	Director	March 30, 2023
Nicholas J. Valeriani