Form 10-Q
period 2023-03-31
SURGALIGN HOLDINGS, INC.
filed 2023-05-11
CIK 1760173

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________________________________________________
FORM 10-Q
_______________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.): Yes ☐ No ☒
Shares of common stock, $0.001 par value, outstanding on May 5, 2023: 9,183,447

SURGALIGN HOLDINGS, INC.
FORM 10-Q For the Quarter Ended March 31, 2023

Part IFinancial Information
Item 1.Financial Statements
SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share data)

	March 31, 2023	December 31, 2022
Assets
Current Assets:
Cash and cash equivalents	$22,430	$16,295
Accounts receivable - less allowances of $9,890 at March 31, 2023 and $9,861 at December 31, 2022	12,575	16,057
Inventories - current	13,530	17,710
Prepaid and other current assets	4,895	6,649
Total current assets	$53,430	$56,711
Non-current inventories	6,148	5,947
Property and equipment - net	2,421	2,057
Other assets - net	5,713	5,527
Total assets	$67,712	$70,242

Liabilities, Mezzanine Equity and Stockholders' Equity
Current Liabilities:
Accounts payable	$7,492	$7,705
Accrued expenses	12,090	13,146
Accrued income taxes	402	296
Total current liabilities	$19,984	$21,147
Acquisition contingencies - Holo	22,995	24,061
Warrant liability	15,512	22,982
Notes payable - related party	10,244	10,192
Other long-term liabilities	7,906	7,583
Total liabilities	$76,641	$85,965
Commitments and contingencies (Note 17)

Mezzanine equity	10,006	10,006

Stockholders' equity:
Common stock, $.001 par value: 300,000,000 shares authorized; 9,176,688 and 7,860,369 shares issued and outstanding, as of March 31, 2023 and December 31, 2022, respectively	8	7
Additional paid-in capital	610,422	607,245
Accumulated other comprehensive loss	(3,349)	(2,840)
Accumulated deficit	(620,073)	(624,218)
Less treasury stock, 76,769 and 66,641 shares, as of March 31, 2023 and December 31, 2022, respectively, at cost	(5,943)	(5,923)
Total stockholders' equity	$(18,935)	$(25,729)
Total liabilities, mezzanine equity and stockholders' equity	$67,712	$70,242
See notes to unaudited condensed consolidated financial statements.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Comprehensive Income
(Unaudited, in thousands, except share and per share data)

	For the Three Months Ended March 31,
	2023	2022
Revenues	$16,748	$20,605
Cost of goods sold	6,074	6,410
Gross profit	10,674	14,195
Operating Expenses:
General and administrative	21,127	25,317
Severance and restructuring costs	466	—
Research and development	2,905	4,447
Gain on acquisition contingency	(1,066)	(8,503)
Asset impairment and abandonments	553	939
Transaction and financing expenses	463	916
Total operating expenses	24,448	23,116
Gain on sale of Coflex	(12,631)	—
Operating loss	(1,143)	(8,921)
Other (income) expense - net
Other (income) expense - net	(147)	28
Interest expense	252	252
Foreign exchange (gain) loss	(238)	353
Change in fair value of warrant liability	(5,288)	(9,743)
Total other (income) - net	(5,421)	(9,110)
Income before income tax provision	4,278	189
Income tax provision	133	162
Net income from operations	4,145	27
Other comprehensive income (loss)
Unrealized foreign currency translation (gain)	(509)	(109)
Total other comprehensive income	$4,654	$136

Net income per common share - basic	$0.51	$0.00
Net (loss) income per common share - diluted	$(0.03)	$0.00
Weighted average shares outstanding - basic	8,072,339	5,733,646
Weighted average shares outstanding - diluted	13,320,439	5,910,719
See notes to unaudited condensed consolidated financial statements.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total	Mezzanine Equity
Balance, January 1, 2023	$7	$607,245	$(2,840)	$(624,218)	$(5,923)	$(25,729)	$10,006
Net income	—	—	—	4,145	—	4,145	—
Foreign currency translation adjustment	—	—	(509)	—	—	(509)	—
Share offering	—	—	—	—	—	—	—
Prefunded warrant execution	1	2,182	—	—	—	2,183	—
Equity instruments issued in connection with the Holo acquisition	—	—	—	—	—	—	—
Stock-based compensation	—	995	—	—	—	995	—
Purchase of treasury stock	—	—	—	—	(20)	(20)	—
Balance, March 31, 2023	$8	$610,422	$(3,349)	$(620,073)	$(5,943)	$(18,935)	$10,006
See notes to unaudited condensed consolidated financial statements.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited, in thousands)

	Common Stock	Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Treasury Stock	Total	Mezzanine Equity
Balance, January 1, 2022	$5	$585,517	$(1,820)	$(569,613)	$(5,852)	$8,237	$10,006
Net Income	—	—	—	27	—	27	—
Foreign currency translation adjustment	—	—	(109)	—	—	(109)	—
Share offering	1	8,487	—	—	—	8,488	—
Pre-funded warrant execution	—	1,749	—	—	—	1,749	—
Equity instruments issued in connection with the Holo acquisition	1	5,918	—	—	—	5,919	—
Stock-based compensation	—	1,374	—	—	—	1,374	—
Purchase of treasury stock	—	—	—	—	(5)	(5)	—
Balance, March 31, 2022	$7	$603,045	$(1,929)	$(569,586)	$(5,857)	$25,680	$10,006
See notes to unaudited condensed consolidated financial statements.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	For the Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$4,145	$27
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	499	562
Provision for bad debts and product returns	29	913
Investor fee	—	916
Change in fair value of warrant liability	(5,288)	(9,743)
Provision for inventory write-downs	215	3,044
Deferred income tax provision	(21)	—
Stock-based compensation	985	1,374
Asset impairment and abandonments	553	939
Gain on acquisition contingency	(1,066)	(8,503)
Gain on sale of Coflex	(12,631)	—
Other	(35)	(3)
Change in assets and liabilities:
Accounts receivable	3,451	(2,235)
Inventories	1,580	(2,122)
Accounts payable	(2,405)	1,771
Accrued expenses	(826)	(17,492)
Right-of-use asset and lease liability	(360)	(2)
Other operating assets and liabilities	2,153	11,416
Net cash used in operating activities	$(9,022)	$(19,138)
Cash flows from investing activities:
Purchases of property and equipment	(1,297)	(1,261)
Disposal of Coflex	17,000	—
Patent and acquired intangible asset costs	(35)	(81)
Net cash provided by (used in) investing activities	$15,668	$(1,342)
Cash flows from financing activities:
Share offering proceeds including prefunded warrant exercised, net	—	17,729
Payment of Holo Milestones - contingent consideration	—	(4,081)
Pre-funded warrant execution	1	—
Payments for treasury stock	(20)	(5)
Net cash (used in) provided by investing activities	$(19)	$13,643
Effect of exchange rate changes on cash and cash equivalents	(492)	227
Net increase (decrease) in cash and cash equivalents	6,135	(6,610)
Cash and cash equivalents, beginning of period	16,295	51,287
Cash and cash equivalents, end of period	$22,430	$44,677
Supplemental cash flow disclosure:
Net income tax payments, net of refunds	$476	$22
Non-cash acquisition of property and equipment	9	105
Non-cash common stock issuance - Holo Milestones contingent considerations	—	5,919
See notes to unaudited condensed consolidated financial statements.

SURGALIGN HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except share and per share data or otherwise noted)
1.Business
Surgalign Holdings, Inc. (the “Company”) is a global medical technology company focused on elevating the standard of care by driving the evolution of digital health. We have developed an artificial intelligence (“AI”) and augmented reality (“AR”) technology platform called HOLO™ AI, which we view as a powerful suite of AI software technology that connects the continuum of care from the pre-op and clinical stage through post-op care, and is designed to achieve better surgical outcomes, reduce complications, and improve patient satisfaction. We believe HOLO AI is one of the most advanced AI technologies on the market with applications beyond the spine and operating room. Our HOLO Portal™ surgical guidance system, a component of our HOLO AI technology platform, is designed to automatically recognize, identify, and segment patient anatomy to autonomously assist the surgeon throughout the surgical procedure. This proprietary AI-based platform was developed to be an intelligent anatomical mapping technology designed to assist surgeons by allowing them to remain in safe anatomical zones and to enhance surgical performance. We plan to leverage our HOLO AI platform to improve patient outcomes and drive adoption of our spinal hardware implants and biomaterial products. We have launched several new products and are developing a pipeline of new innovative technologies that we plan to integrate with our HOLO AI platform.
In addition to our digital health solutions, we have a broad portfolio of spinal hardware implants, including solutions for fusion procedures in the lumbar, thoracic, and cervical spine, and a minimally invasive surgical implant system for fusion of the sacroiliac joint. We also have a portfolio of advanced and traditional orthobiologics, or biomaterials, products.
We currently market and sell products to hospitals, ambulatory surgery centers, and healthcare providers in the United States and in approximately 40 countries worldwide. We are headquartered in Deerfield, Illinois, with commercial, innovation and design centers in San Diego, California; Wurmlingen, Germany; and Warsaw, Poland. The Company operates one reportable segment: Spine.
Disposition of Coflex and Cofix Product Lines
On February 28, 2023, pursuant to an Equity Purchase Agreement (the “Coflex Purchase Agreement”) by and among the Company’s indirect subsidiary, Surgalign SPV, Inc., a Delaware corporation (“Surgalign SPV”), Surgalign Spine Technologies, Inc, a Delaware corporation and sole stockholder of Surgalign SPV (the “Seller”), the Company, and Xtant Medical Holdings, Inc., a Delaware corporation (“Xtant”), Xtant acquired 100% of the issued and outstanding equity of Surgalign SPV from the Seller (the “Coflex Transaction”). The aggregate consideration paid in the Coflex Transaction was $17.0 million in cash which resulted in net proceeds of $14.8 million to the Company after transaction fees of $2.2 million which were paid to the financial advisors and lawyers associated with the transaction.
As a result of the Coflex Transaction, Xtant acquired the Coflex and Cofix product lines in the United States which had a net book value of $2.2 million as of the date of the Coflex Transaction. The net book value of the assets was entirely associated with the inventory of Coflex and Cofix. In addition, Xtant acquired the worldwide intellectual property rights of the Coflex and Cofix product lines, which had no book value as of the date of the transaction. No other assets or liabilities were transferred to Xtant and as such the Company recorded a gain of $12.6 million related to the Coflex Transaction. In connection with the Coflex Transaction, the Seller, Surgalign SPV and Xtant also entered into a Transition Services Agreement, dated as of February 28, 2023 (the “Transition Services Agreement”), pursuant to which the Seller agreed to provide certain transition services to Xtant immediately after the closing for an agreed upon transition period.
Reverse Stock Split
On May 10, 2022, the stockholders of the Company approved the proposal to authorize the Company’s Board of Directors (the “Board”) to amend the Company’s Amended and Restated Certificate of Incorporation to affect a reverse stock split of the Company’s common stock (the “Reverse Stock Split”). Following Board approval on May 11, 2022, the Reverse Stock Split became effective on May 16, 2022 at a 1-for-30 ratio. The Reverse Stock Split did not modify any rights or preferences of the shares of the Company’s common stock. Proportionate adjustments were made to the exercise prices and the number of shares underlying the Company’s outstanding equity awards, as applicable, and warrants, as well as to the number of shares issued and issuable under the Company’s equity incentive plans. The Reverse Stock Split did not affect the number of authorized shares of common stock or the par value of the common stock. Unless we indicate otherwise, all per share amounts and references to common shares and common share amounts in this Quarterly Report on

Form 10-Q (this “Report”) reflect the Reverse Stock Split, and the accompanying financial statements and notes to the financial statements give effect to the Reverse Stock Split and have been retroactively applied.
COVID-19
The COVID-19 pandemic has impacted our business results of operations and financial condition. At the height of the COVID-19 pandemic, governments implemented extraordinary measures to slow the spread of the virus, which included the mandatory closure of businesses, restrictions on travel and gatherings, quarantine and physical distancing requirements, and vaccine mandates. While market conditions have improved throughout the country and on a global scale, many government agencies in conjunction with hospitals and healthcare systems continue to defer, reduce or suspend certain elective surgical procedures. The COVID-19 pandemic has also adversely impacted supply chains and hospital staffing and administrative functions, resulting in several delays. We may continue to see delays on this front, which coupled with reductions in procedural volumes as hospital systems and/or patients elect to defer spine surgery procedures, may create unforeseen impacts on business operations.
During 2022 and 2023, we raised additional capital to strengthen our financial foundation and we continue to invest in our digital health strategy, invest in our teams, and improve operating processes, while continuing to take steps to position the Company for long-term success and improve patient outcomes.
Liquidity
On March 31, 2023, we had approximately $22.4 million in cash and $19.6 million in trade accounts payable and accrued expense liabilities, all of which are current. We plan to use our existing cash to fund our general corporate needs. In December 2022, we implemented a restructuring plan based on a thorough review of our organizational structure, processes, costs, and product portfolio, which we expect will lower operating expenses and reduce our overall cash burden. We believe this corporate realignment program will streamline the organization, improve processes and result in a significant reduction in operating expenses, significantly decrease our current operating cash flow, and lead to a lower operational cost basis in 2023. In addition, to continue to increase our overall cash position, we completed the Coflex Transaction in the first quarter of 2023 for total consideration of $17.0 million which provided net cash of $14.8 million to the Company after transaction costs. Based on the current execution of the restructuring plan and our current cash flow forecast, we expect our current net working capital available will be sufficient to satisfy our needs into the fourth quarter of 2023. We are currently executing on our overall corporate strategy, which includes the possibility of further corporate alignment programs, additional financing events through debt or equity, the potential sale of a material portion of our assets, a sale of the Company or a potential merger with another entity.
In addition, we are actively exploring options to raise capital and manage our operating expenses through the sale of certain of our hardware assets and other assets unrelated to our digital health solutions. There is no assurance that we will be successful in further implementing these initiatives in a timely fashion or at all. Absent receipt of additional cash through a capital raise, asset sales or other corporate measures, included a potential sale of a material portion of our assets, based on our current cash flow forecast, we do not expect to have adequate capital resources to meet our anticipated cash needs and our current obligations as they become due into the fourth quarter of 2023, which could require the us to seek protection by filing a voluntary petition for relief under the United States Bankruptcy Code (the “Bankruptcy Code” and such processes are collectively referred to herein as “Bankruptcy Protection”). If this were to occur, the value available to our various stakeholders, including our creditors and stockholders, is uncertain and trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings, if any. Even if we are successful in selling certain of our hardware assets or other assets unrelated to our digital health solutions, the net proceeds from those transactions may not be sufficient to enable us to continue as a going concern, and we expect to need to raise additional capital to execute our corporate realignment program and avoid the requirement to seek Bankruptcy Protection.
If we are unable to secure additional funding and successfully implement our planned corporate realignment programs designed to significantly reduce expenses, we may be required to seek Bankruptcy Protection in order to liquidate our assets or reorganize our operations, which could cause us to be delisted from the Nasdaq. As of April 10, 2023, we are not in compliance with Nasdaq’s listing requirements and may be subject to delisting if we are unable to regain compliance by the end of the compliance period.

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
As of March 31, 2023, the Company had cash and cash equivalent of $22.4 million and an accumulated deficit of $620.1 million. For the three months ended March 31, 2023 and March 31, 2022, the Company had an income from continuing operations of $4.1 million and $0.0 million, and a net income applicable to Surgalign Holdings, Inc. of $4.1 million and $0.0 million, respectively. The Company has incurred losses from operations in the previous two fiscal years and did not generate positive cash flows from operations in fiscal year 2022 or for the three months ended March 31, 2023. The Company expects net operating losses for the full year 2023 as it works to commercialize its HOLO Portal™ surgical guidance system and further develop its HOLO™ AI platform and spinal device product lines.
On November 13, 2022, we entered into a securities purchase agreement (the “Purchase Agreement”) with a single institutional investor pursuant to which we agreed to sell, in a registered direct offering (the “2022 Registered Direct Offering”), 740,000 shares of our common stock, pre-funded warrants exercisable for up to an aggregate of 5,260,000 shares of common stock, Series A warrants to purchase an aggregate of up to 6,000,000 shares of common stock exercisable through November 13, 2027, and Series B warrants to purchase an aggregate of up to 1,500,000 shares of common stock exercisable through November 13, 2025. We received gross proceeds of $12.0 million associated with the 2022 Registered Direct Offering. Also in connection with the 2022 Registered Direct Offering, we issued placement agent warrants to purchase an aggregate of up to 360,000 shares of common stock exercisable through November 13, 2027.
On February 15, 2022, we issued and sold in an underwritten public offering 1,285,507 shares of our common stock and 163,768 of pre-funded warrants to purchase common stock. In addition, the Company issued warrants to purchase up to an aggregate of 1,086,956 shares of common stock exercisable through February 15, 2027. Also in connection with the offering, the Company issued placement agent warrants to purchase an aggregate of up to 86,956 shares of common stock exercisable through February 15, 2027. Finally, the Company granted the underwriters the option for a period of 30 days from February 15, 2022 to purchase up to 217,391 additional shares of the Company’s common stock and/or warrants to purchase up to 163,043 shares of the Company’s common stock. The Underwriters did not exercise the option to purchase the common shares from the Company, but they did exercise the option to purchase the warrants which have not been converted to common shares as of March 31, 2023. We received gross proceeds of $20.0 million from the offering.
The Company projects that it will continue to generate significant negative operating cash flows over the next 12 months and beyond. In management’s evaluation of the going concern conclusion we considered the following: i) execution of restructuring plan and corporate strategy; ii) negative cash flows that are projected over the next 12-month period; iii) the probability of payment of potential milestone payments related to the Holo Surgical Inc. (“Holo Surgical”) and Inteneural Networks Inc. (“INN”) acquisitions should any of the milestones be achieved; iv) INN seller notes with an aggregate amount of $10.6 million due to the seller of INN on December 31, 2024; and v) various supplier minimum purchase agreements; and vi) supply chain and labor issues, potential of a COVID-19 or related variant resurgence, inflation, and recent market volatility. The Company’s operating plan for the next 12-month period also includes continued investments in its product pipeline that require additional financings, including digital health, its digital health products, and certain hardware assets.
Historically, the Company has successfully funded its cash requirements with capital raised through financings and/or asset sales and intends to continue to pursue one or more of those paths to address cash shortfalls. We completed the Coflex Transaction in the first quarter of 2023 for $17.0 million gross funds and net cash of $14.8 million to the Company.
Even with this sale, absent receipt of additional third-party funding and based on our current cash flow forecast, the Company does not expect to have adequate capital resources to meet its current obligations as they become due into the fourth quarter of 2023. The Company’s ability to meet its current obligations as they become due over the next twelve months and to be able to continue with its operations will depend on obtaining additional capital and executing its current corporate strategy. No assurance can be given that any of these actions will be completed. If the Company is unable to secure additional funding and successfully implement its planned corporate realignment programs designed to significantly reduce expenses, the Company may be required to seek Bankruptcy Protection in order to liquidate its assets or reorganize its operations, which could cause us to be delisted from the Nasdaq. As of April 10, 2023, we are not in compliance with Nasdaq’s listing requirements and may be subject to delisting if we are unable to regain compliance by the end of the compliance period.
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
2.Basis of Presentation
The accompanying condensed consolidated financial statements include all adjustments, consisting of normal recurring accruals, which the Company considers necessary for a fair presentation of the results of operations for the periods shown. The condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and Regulation S-X, and therefore, do not include all information and footnotes necessary for a fair presentation of the condensed consolidated financial position, results of operations, comprehensive loss and cash flows in conformity with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of our condensed consolidated financial statements in accordance with GAAP often requires us to make estimates and judgments that affect reported amounts. These estimates and judgments are based on historical experience and assumptions that we believe to be reasonable under the circumstances. Assumptions and judgments based on historical experience may provide reported results, which differ from actual results; however, these assumptions and judgments historically have not varied significantly from actual experience, and we therefore do not expect them to vary significantly in the future. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year. The Company includes acquisition, disposal, integration and separation related costs, which are predominantly composed of legal, consulting, and advisor fee expenses, within the “Transaction and integration expense” line on the condensed consolidated statements of comprehensive income.
The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Surgalign Spine Technologies, Inc., Paradigm Spine, LLC (“Paradigm”), Pioneer Surgical Technology, Inc. (“Pioneer Surgical”), Holo Surgical Inc. (“Holo Surgical”), and Prompt Prototypes, LLC (“Prompt”). The operating results of the disposed OEM Businesses have been reported as discontinued operations in the condensed consolidated financial statements in the prior comparative periods. The Company consolidates the accounts of Inteneural Networks Inc. (“INN”), a 42% owned subsidiary, as control was achieved through means other than voting rights (“variable interest entities” or “VIE”) as the Company is deemed to be the primary beneficiary of INN.
For further information on the Company’s significant accounting policies, refer to the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (“SEC”) on March 30, 2023.
Accounting Standards Issued But Not Yet Adopted
To date, there have been no recent accounting pronouncements not yet effective that have a material, or potentially material, impact to our consolidated financial statements.
Significant New Accounting Policies
There are no new accounting policies effective for this reporting period that have a material impact on the financial statements.

3.Leases
The Company’s leases are classified as operating leases that include office space, automobiles, and copiers. The Company does not have any finance leases and the Company’s operating leases do not have any residual value guarantees, restrictions, or covenants. As of March 31, 2023, the only lease that has yet to commence is for our San Diego Design Center, which is expected to open in mid-2023. Therefore, no lease obligation or right-of-use (“ROU”) asset has been recorded as of March 31, 2023. All other obligations associated with this lease are reflected as of March 31, 2023 which includes “Leasehold improvement reimbursement” of $1.6 million and “Prepaid rent-San Diego Lease Design Center” of $1.4 million, which are recorded within “Prepaid and other current assets” in our condensed consolidated balance sheets. In addition, we have recorded a corresponding liability associated to the development of the property in the amount of $2.7 million recorded within “Accounts Payable” in our condensed consolidated balance sheets.
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
The components of operating lease expense were as follows:

	For the Three Months Ended March 31,
	2023	2022
Operating lease cost	$133	$125
Short-term operating lease cost	91	221
Total operating lease cost	$224	$346
Supplemental cash flow information related to operating leases was as follows:

	For the Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities	$225	$347
ROU assets obtained in exchange for lease obligations	149	—
Supplemental balance sheet information related to operating leases was as follows:

	Balance Sheet Classification	Balance at March 31, 2023	Balance at December 31, 2022
Assets:
Right-of-use assets	Other assets – net	$1,147	$967
Liabilities:
Current	Accrued expenses	$290	$182
Noncurrent	Other long-term liabilities	1,213	1,142
Total operating lease liabilities		$1,503	$1,324

The weighted-average remaining lease terms and discount rates were as follows:

	For the Three Months Ended March 31,
	2023	2022
Weighted-average remaining lease term (years)	5.2	5.9
Weighted-average discount rate	5.0%	5.1%
As of March 31, 2023, maturities of commenced operating lease liabilities were as follows:

Balance at March 31, 2023
2023 (remaining)	$433
2024	462
2025	452
2026	397
2027	393
2028 and beyond	420
Total future minimum lease payments	2,557
Less imputed interest	(1,054)
Total	$1,503
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
Disaggregation of Revenue
The Company’s entire revenue for the three months ended March 31, 2023 and 2022 was recognized at a point in time. The following table represents total revenue by geographical region for the three months ended March 31, 2023 and 2022, respectively:

	For the Three Months Ended March 31,
	2023	2022
Revenues:
Domestic	$13,733	$17,170
International	3,015	3,435
Total revenues from contracts with customers	$16,748	$20,605
5.Inteneural Networks Inc.
The Company acquired a 42% equity interest in INN on December 30, 2021 and has a non-exclusive right to use its proprietary technology. Management has determined that the Company obtained control through means other than voting rights as the Company is deemed to be the primary beneficiary and is the most closely associated decision maker under ASC 810, Consolidation. Based on this, the Company has considered INN to be a VIE, and INN was fully consolidated into the condensed consolidated financial statements as of March 31, 2023. INN does not have any assets or liabilities as of March 31, 2023 and December 31, 2022. Additionally, there was no income statement activity within INN for the three months ended March 31, 2023 and 2022.

As part of the acquisition, the Company has the ability to acquire the remaining 58% equity interest in INN based on the achievement of three separate regulatory and revenue based milestones. The Company will pay $19.3 million for each individual milestone achieved, resulting in a corresponding additional 19.3% equity interest in INN per milestone achieved. None of the three milestones has been achieved as of March 31, 2023.
6.Stock-Based Compensation
The following tables summarize our stock option and stock grant awards by plan:
For the three months ended March 31, 2023:

Plan	Stock Options	Restricted Stock Awards	Restricted Stock Units	Total
2021 Incentive Inducement Plan	—	—	—	—
2021 Incentive Compensation Plan	—	—	5,000	5,000
Total	—	—	5,000	5,000
For the three months ended March 31, 2022:

Plan	Stock Options	Restricted Stock Awards	Restricted Stock Units	Total
2021 Incentive Inducement Plan	—	—	77,995	77,995
2021 Incentive Compensation Plan	—	—	829	829
Total	—	—	78,824	78,824
The Company recognized stock-based compensation as follows:

	For the Three Months Ended March 31,
	2023	2022
Stock-based compensation:
General and administrative	$868	$1,271
Research and development	117	103
Total	$985	$1,374
The expense in the table above represents stock-based compensation for outstanding awards, and related expenses for the Company’s employee stock purchase program.
7.Net Income Per Common Share
For the three months ended March 31, 2023, the Company has recorded net income from operations. As a result, the Company has included a reconciliation presenting income and loss activity utilized to calculate basic earnings per share and diluted earnings per share. Diluted earnings per share is adjusted for the impact of changes in the fair value of the pre-funded warrants and warrants to the extent they are dilutive:

	For the Three Months Ended March 31,
	2023	2022
Net income from continuing operations-basic	$4,145	$27
Effect of diluted stock options	—	—
Effect of diluted restricted stock units and restricted stock awards	—	—
Effect of diluted pre-funded warrants	(1,415)	—
Effect of diluted warrants	(3,115)	—
Net (loss) income from continuing operations-diluted	$(385)	$27
A reconciliation of the number of shares of common stock used in the calculation of basic and diluted net loss per common share is presented below:

	For the Three Months Ended March 31,
	2023	2022
Weighted average basic shares	8,072,339	5,733,646
Stock options	—	—
Restricted stock units and restricted stock awards	693,845	177,073
Pre-funded warrants	3,629,215	—
Warrants	925,040	—
Weighted average diluted shares	13,320,439	5,910,719
For the three months ended March 31, 2023 and 2022, the company excluded 73,891 and 118,009, respectively, of issued stock options in the computation of diluted net loss per common share because their exercise price exceeded the average market price during the respective periods. Also, for the three months ended March 31, 2023 and 2022, 1,438,501 and 2,361,110, respectively, of the Company’s outstanding warrants were excluded from the computation of diluted net loss per common share as they were considered “out-of-the-money.”
8.Inventories
The inventory balances as of March 31, 2023 and December 31, 2022 consist entirely of finished goods. The Company values its inventories at the lower of net realizable value or cost using first-in, first-out (“FIFO”).
For the three months ended March 31, 2023 and 2022, the Company had inventory write-downs of $0.2 million and $3.0 million, respectively, primarily related to excess quantities and obsolescence (“E&O”) of inventories. The E&O write-downs are included in the “Cost of goods sold” on the condensed consolidated statements of comprehensive income. Please see Note 18 for further discussion.

9.Prepaid and Other Current Assets
Prepaid and other current assets are as follows:

	March 31, 2023	December 31, 2022
Leasehold improvement reimbursement	$1,563	$2,633
Prepaid rent-San Diego Lease Design Center	1,374	252
Income tax receivable	392	958
OEM safety stock receivable	—	900
Prepaid expenses	717	941
Other receivable	849	965
Total prepaid and other current assets	$4,895	$6,649
10.Property and Equipment
The net book value of property and equipment after accumulated depreciation and all impairment is as follows:

	March 31, 2023	December 31, 2022
Processing equipment	$244	$266
Surgical instruments	537	543
Office equipment, furniture and fixtures	2	1
Computer equipment and software	1,638	40
Construction in process	—	1,207
	$2,421	$2,057
For the three months ended March 31, 2023 and 2022, the Company recorded depreciation expense in connection with property and equipment of $0.5 million and $0.5 million, respectively. The Company uses the straight-line method of depreciation.
For the three months ended March 31, 2023 and 2022, the Company recorded asset impairment and abandonment charges of $0.6 million and $0.9 million, respectively. The fair value of property and equipment was measured utilizing an orderly liquidation value of each of the underlying assets. Refer to Note 12 for further information on impairment.
The below table summarizes the activity within the construction in progress line item, as of March 31, 2023 and December 31, 2022, which includes the capitalized software costs:

	March 31, 2023	December 31, 2022
Beginning balance as of January 1	$1,207	$51
Capitalized	422	1,207
Impairment	—	—
Assets transferred into service	(1,629)	(51)
Ending balance	$—	$1,207
For the three months ended March 31, 2023 and 2022, the Company capitalized a total of $0.4 million and $0.0 million, respectively, of employee costs related to enhancements for the HOLO™ Portal surgical guidance system, including stock-based compensation expense of $0.0 million and $0.0 million for the respective periods. In late March 2023, the related system enhancements were launched, thus leading to further functionality and operations of the system. As such the Company moved $1.6 million of costs from “Construction in process” line to the “Computer equipment and software” line on the condensed consolidated balance sheet as of March 31, 2023. As the enhancements were launched late in March 2023, the amount of amortization recorded for the period ending March 31, 2023 was immaterial. The Company has assessed the capitalized software for impairment and determined no impairment has been taken as the Company has determined cost incurred will result in additional functionality for the system.

11.Share Offerings and Warrants
On November 13, 2022, we entered into the Purchase Agreement with a single institutional investor pursuant to which we agreed to sell, in a registered direct offering 740,000 shares of our common stock, pre-funded warrants exercisable for up to an aggregate of 5,260,000 shares of common stock, Series A warrants to purchase an aggregate of up to 6,000,000 shares of common stock, and Series B warrants to purchase an aggregate of up to 1,500,000 shares of common stock with gross proceeds of $12.0 million. The offering price for each share of common stock and accompanying warrants is $2.0000 and the offering price for each pre-funded warrant and accompanying warrants is $1.9990. Series A warrants are exercisable through November 13, 2027; Series B warrants are exercisable through November 13, 2025; and pre-funded warrants will expire when exercised in full. Based on the terms of the Purchase Agreement, we have determined that all of the series of warrants are liability-classified and will be marked to market on a quarterly basis. We received net proceeds of $10.8 million from the 2022 Registered Direct Offering after deducting investor and other filing fees of $1.2 million. Upon any exercise of the offering warrants issued in the 2022 Registered Direct Offering for cash, the Company agreed to pay the placement agent a total cash fee equal to 7.0% of the aggregate gross proceeds from the exercise of the 2022 Registered Direct Offering warrants and a management fee equal to 1.0% of the aggregate gross proceeds from the exercise of the 2022 Registered Direct Offering warrants.
In connection with the 2022 Registered Direct Offering, we also entered into a warrant amendment agreement (“Warrant Amendment Agreement”) with the purchaser party to the Purchase Agreement pursuant to which we agreed to amend the purchaser’s existing warrants to purchase up to 521,739 shares of common stock at an exercise price of $51.7500 per share issued in June 2021 and warrants to purchase up to 597,826 shares of common stock at an exercise price of $18.0000 per share issued in February 2022 (the “Existing Warrants”), and lowered the exercise price of the Existing Warrants to $1.8150 per share and extended the termination date of the Existing Warrants to November 16, 2027. These amended warrants are included in the total Series A outstanding warrants as of March 31, 2023 and December 31, 2022.
Concurrent with the Warrant Amendment Agreement, we issued the placement agent or its designees, warrants to purchase an aggregate of up to 360,000 shares of its common stock. The placement agent warrants have substantially the same terms as the warrants described above, except that the placement agent warrants will have an exercise price of $2.5000 per share and will expire on November 13, 2027.
On February 15, 2022, we issued and sold in an underwritten public offering 1,285,507 shares of common stock and 163,768 of pre-funded warrants to purchase common stock with gross proceeds of $20.0 million at an effective offering price of $13.8000 and $13.7970 per share respectively. In addition, the Company issued warrants to purchase up to an aggregate of 1,086,956 shares of common stock at a strike price of $18.0000 that are exercisable through February 15, 2027. Finally, the Company granted the underwriters the option for a period of 30 days from February 15, 2022 to purchase up to 217,391 additional shares of our common stock at the public offering price of $13.7970 per share and/or warrants to purchase up to 163,043 shares of the Company’s common stock at a public offering price of $0.0030 per warrant. The Underwriters did not exercise the option to purchase the common shares from the Company, but they did exercise the option to purchase the warrants which have not been converted to common shares as of March 31, 2023. We received net proceeds of $17.7 million after deducting investor fees of $2.3 million. Investor fees have been allocated between the value of the warrant liability and the amounts recorded within the condensed consolidated statement of shareholders’ equity. Fees allocated to the warrant liabilities were $0.9 million and is reflected in the “Transaction and financing expenses” line in the condensed consolidated statement of income. The remaining $1.4 million is allocated to common shares and is reflected in “Additional Paid-In Capital” and “Common Stock” sections of the Company’s condensed consolidated balance sheets. Upon any exercise of the offering warrants issued in the offering for cash, the Company agreed to pay the underwriter a total cash fee equal to 7.0% of the aggregate gross proceeds from the exercise of the offering warrants and a management fee equal to 1.0% of the aggregate gross proceeds from the exercise of the offering warrants.
Concurrent with the February 15, 2022 offering, the Company issued the underwriter or its designees warrants to purchase an aggregate of up to 86,956 shares of the Company’s common stock. The underwriter warrants have substantially the same terms as the warrants described above, except that the underwriter warrants will have an exercise price of $17.2500 per share, and holders of the underwriter warrants are not entitled to receive cash dividends issued by the Company during such time as the placement agent warrant is outstanding.
On June 14, 2021, the Company issued and sold in a registered direct offering priced at-the-market an aggregate of 966,183 shares of its common stock and warrants exercisable for an aggregate of 966,183 shares of common stock with gross proceeds of $50.0 million at a combined purchase price of $51.7500 per share. The warrants have an exercise price equal to $51.7500 per share, are exercisable immediately upon issuance and are exercisable through June 14, 2024. The net proceeds from the direct offering, after deducting investor and management fees, were $45.8 million after deducting investor fees of $4.2 million. Investor fees have been allocated between the value of the warrant liability and the amounts recorded within the condensed consolidated statement of stockholders’ equity. Upon any exercise of the offering warrants issued in the offering for cash, the Company agreed to pay the placement agent a total cash fee equal to 7.0% of the aggregate gross proceeds from the exercise of the offering warrants and a management fee equal to 1.0% of the aggregate gross proceeds from the exercise of the offering warrants.
In connection with the 2021 registered direct offering, we also issued the placement agent or its designees warrants to purchase an aggregate of up to 57,971 shares of its common stock. The placement agent warrants have substantially the same terms as the warrants described above, except that the placement agent warrants will have an exercise price of $64.6875 per share, and holders of the placement agent warrants are not entitled to receive cash dividends issued by the Company during such time as the placement agent warrant is outstanding.
The Company accounts for its warrants in accordance with ASC 815-40, “Derivatives and Hedging—Contracts in Entity’s Own Equity” (“ASC 815”), under which the warrants did not meet the criteria for equity classification and thus were recorded as liabilities. Since the warrants met the definition of a derivative in accordance with ASC 815, these warrants were measured at fair value at inception and will be remeasured at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in in our condensed consolidated statements of comprehensive income in the period of change. The Company determined the fair value of its warrants based on the Black Scholes Option Pricing Model. See Note 12 for information about the fair value measurement of the warrants liability and Level 3 inputs utilized.
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
Acquisition Contingencies
Changes in the fair value of contingent consideration are recorded in the “Gain on acquisition contingency” line in the condensed consolidated statement of income. Significant changes in unobservable inputs, mainly the probability of success and projected cash flows, could result in material changes to the contingent consideration liability. The contingent consideration is evaluated quarterly, or more frequently if circumstances dictate.
Holo Surgical
On September 29, 2020, the Company entered into a stock purchase agreement (the “Holo Purchase Agreement”), with Roboticine, Inc, a Delaware corporation (the “Seller”), Holo Surgical S.A., a Polish joint-stock company (“Holo S.A.”), Pawel Lewicki, PhD (“Lewicki”), and Krzysztof Siemionow, MD, PhD (“Siemionow”), which provides for the Company to acquire all of the issued and outstanding equity interests in Holo Surgical Inc., a Delaware corporation and a wholly owned subsidiary of the Seller (“Holo Surgical”). The Seller, Holo S.A., Lewicki and Siemionow are together referred to as the “Seller Group Members.” The Acquisition was closed on October 23, 2020.
As consideration for the Holo Surgical acquisition, the Company paid to the Seller $30.0 million in cash and issued to the Seller 208,333 shares of its common stock, par value $0.001. In addition, the Seller is entitled to receive contingent consideration from the Company valued in an aggregate amount of up to $83.0 million, to be paid through the issuance of common stock or the payment of cash, contingent upon and following the achievement of certain regulatory, commercial, and utilization milestones by specified time periods occurring up to the sixth (6th) anniversary of the closing.

The Holo Purchase Agreement provides that the Company will issue common stock to satisfy any contingent consideration payable to the Seller, until the total number of shares of common stock issued to the Seller pursuant to the Holo Purchase Agreement (including the 208,333 shares of common stock issued at closing) is equal to 496,666 shares of common stock. Following the attainment of that limitation, the post-closing contingent payments would be payable in cash. The number of shares of common stock issued as contingent consideration with respect to the achievement of a post-closing milestone, if any, will be calculated based on the volume weighted average price of the Company’s common stock for the five (5) day trading period commencing on the opening of trading on the third trading day following the achievement of the applicable milestone. On January 12, 2022, the Company entered into a Second Amendment to the Holo Purchase Agreement with the Seller Group Members to amend one of the regulatory milestones beyond December 31, 2021. This regulatory milestone was subsequently achieved on January 14, 2022 when the Company received 510(k) clearance for its HOLO Portal™ surgical guidance system. Upon achievement of this milestone, the Company issued 288,333 shares of its common stock at a value of $5.9 million, and paid the sellers $4.1 million in cash for a total payment for achieving the milestone of $10.0 million.
The Company determined the fair value of the Holo Milestone Payments to be the present value of each future payment amount estimated using a probability weighted model, driven by the probability of success factor and expected payment date. The probability of success factor was used in the fair value calculation to reflect inherent regulatory, development and commercial risk of the Holo Milestone Payments. More specifically, the probability of success factor included the probability of: expected achievement of the specific milestones, including risks associated with the uncertainty regarding the achievement and payment of milestones; obtaining regulatory approvals in the United States and Europe; the development of new features used with the product; the adaption of the new technology by surgeons; and the placement of the devices within the field. This fair value measurement is based on significant unobservable inputs in the market and thus represents a Level 3 measurement within the fair value hierarchy.
Inputs used in estimating the fair value of the contingent consideration for Holo Surgical as of March 31, 2023 and December 31, 2022, are summarized below:

Fair Value at March 31, 2023	Valuation Technique	Unobservable Inputs	Ranges
$22,995	Earn-Out Valuation	Probability of success factor	0% - 95%
		Discount rates	13.09% - 13.80%

Fair Value at December 31, 2022	Valuation Technique	Unobservable Inputs	Ranges
$24,061	Earn-Out Valuation	Probability of success factor	0% - 95%
		Discount rates	13.09% - 13.80%
The following table provides a reconciliation of contingent consideration measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Beginning balance as of January 1	$24,061	$51,928
Gain on acquisition contingency	(1,066)	(17,867)
Milestone payments	—	(10,000)
Ending balance	$22,995	$24,061
Property and Equipment, Intangibles and Other Assets
As of March 31, 2023, and December 31, 2022, respectively, property and equipment with a carrying amount of $2.9 million and $6.0 million were written down to their estimated fair value of $2.4 million and $2.3 million using Level 3 inputs. The Level 3 fair value was measured based on orderly liquidation value and is evaluated on a quarterly basis. Unobservable inputs for the orderly liquidation value included replacement costs, physical deterioration estimates and market sales data for comparable assets.

Definite-lived intangible and other assets subject to amortization were impaired and written down to their estimated fair values in 2023 and 2022. Fair value is measured as of the impairment date using Level 3 inputs. Definite-lived intangible assets and other assets’ fair value was measured based on the income approach and orderly liquidation value, respectively. Due to the Company’s forecasted cash flow being negative, any intangible assets acquired during the period were immediately impaired. Unobservable inputs for the orderly liquidation value included replacement costs, physical deterioration estimates and market sales data for comparable assets. Unobservable inputs for the income approach included forecasted cash flows generated from use of the definite-lived intangible assets.
As a result of impairments recognized, the following table summarizes the post impairment fair values of the corresponding assets subject to fair value measured using Level 3 inputs as of March 31, 2023 and December 31, 2022:

Net Book Value	March 31, 2023	December 31, 2022
Property and equipment – net	$2,421	$2,316
Other assets – net	5,713	5,527
	$8,134	$7,843
Property and equipment was impaired and written down to their estimated fair values during the three months ended March 31, 2023 and 2022. Other intangible assets and other assets were impaired and written down to their estimated fair values during the three months ended March 31, 2023 and 2022. The following table summarizes the corresponding impairment charge during the three months ended March 31, 2023 and 2022:

	For the Three Months Ended March 31,
Impairment	2023	2022
Property and equipment – net	$486	$789
Definite-lived intangible assets – net	35	101
Other assets – net	32	49
	$553	$939
During the three months ended March 31, 2023 and 2022, the Company concluded, through its ASC 360 impairment testing of long-lived assets classified as held and used, that factors existed indicating that finite-lived intangible assets were impaired. The factors considered by management include a history of net losses and negative cash flows in each of those periods to be able to support the assets. The Company tested the carrying amounts of the property and equipment, definite lived intangibles, and other assets for impairment. As a result, we recorded an impairment charge of $0.6 million and $0.9 million for the three months ended March 31, 2023 and March 31, 2022, respectively, which was recorded within the “Asset impairment and abandonments” line item on the condensed consolidated statement of comprehensive income.
Warrant Liability
Warrants are accounted for as liabilities in accordance with ASC 815-40 and are presented within “Warrant liability” in the Company’s condensed consolidated balance sheets.
The following table presents information about the Company’s liabilities that are measured at fair value:

	Level	March 31, 2023	December 31, 2022
Warrant liability	3	$15,512	$22,982

June 14, 2021 Warrants
The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the June 14, 2021 warrant liability as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Beginning balance as of January 1	$13	$12,013
Change in fair value of restriked warrants (1)	—	866
Transfer of warrants (2)	—	(929)
Change in fair value of warrant liability	(11)	(11,937)
Ending balance	$2	$13
(1)The following relates to the changes in fair value of the amended warrants from September 30, 2022 to November 16, 2022 related to the warrants which were restriked as part of the November 2022 financing.
(2)As the restriked warrants have the same assumptions and valuation inputs, the value was analyzed as part of the November 2022 financing.
The warrant liability is revalued each reporting period with the change in fair value recorded in the accompanying condensed consolidated statements of comprehensive income until the warrants are exercised or expire. The fair value of the warrant liability is estimated using the Black-Scholes Option Pricing Model using the following valuation inputs:

	March 31, 2023	December 31, 2022
Stock price	$1.60	$1.99
Risk-free interest rate	4.52%	4.53%
Dividend yield	—	—
Volatility	110%	110%
February 15, 2022 Warrants
The table presented below is a summary of changes in the fair value of the Company’s Level 3 valuation for the February 15, 2022 warrant liability as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Beginning balance as of January 1	$442	$—
Fair value of warrants on date of issuance	—	10,157
Change in fair value of restriked warrants (1)	—	448
Transfer of warrants (2)	—	(1,064)
Redemption of shares	—	(1,749)
Change in fair value of warrant liability	(219)	(7,350)
Ending balance	$223	$442
(1)The following relates to the changes in fair value of the amended warrants from September 30, 2022 to November 16, 2022 related to the warrants which were restriked as part of the November 2022 financing.
(2)As the restriked warrants have the same assumptions and valuation inputs, the value was analyzed as part of the November 2022 financing.

The warrant liability is revalued each reporting period with the change in fair value recorded in the accompanying condensed consolidated statements of comprehensive income until the warrants are exercised or expire. The fair value of the warrant liability is estimated using the Black-Scholes Option Pricing Model using the following valuation inputs:

	March 31, 2023	December 31, 2022
Stock price	$1.60	$1.99
Risk-free interest rate	3.62%	4.05%
Dividend yield	—	—
Volatility	95%	95%
November 13, 2022 Warrants
The tables presented below are a summary of changes in the fair value of the Company’s Level 3 valuation for the November 13, 2022 warrant liability as of March 31, 2023 and December 31, 2022:

	March 31, 2023
	Pre-funded Warrants	Series A Warrants	Series B Warrants	Placement Agent Warrants
Beginning balance as of January 1	$9,803	$10,243	$2,000	$481
Fair value of warrants on date of issuance	—	—	—	—
Transfer of warrants	—	—	—	—
Redemption of shares	(2,182)	—	—	—
Change in fair value of warrant liability	(1,816)	(2,571)	(545)	(126)
Ending balance as of March 31	$5,805	$7,672	$1,455	$355

	December 31, 2022
	Pre-funded Warrants	Series A Warrants	Series B Warrants	Placement Agent Warrants
Beginning balance as of October 1	$—	$—	$—	$—
Fair value of warrants on date of issuance	12,724	10,671	2,570	596
Transfer of warrants	—	1,993	—	—
Redemption of shares	(487)	—	—	—
Change in fair value of warrant liability	(2,434)	(2,421)	(570)	(115)
Ending balance as of December 31	$9,803	$10,243	$2,000	$481
The warrant liability is revalued each reporting period with the change in fair value recorded in the accompanying consolidated statements of comprehensive income until the warrants are exercised or expire. The fair value of the warrant liability is estimated using the Black-Scholes Option Pricing Model using the following valuation inputs:

	March 31, 2023
	Pre-funded Warrants (1)	Series A Warrants	Series B Warrants	Placement Agent Warrants
Stock price	$1.60	$1.60	$1.60	$1.60
Risk-free interest rate	N/A	3.68%	3.90%	3.68%
Dividend yield	N/A	—	—	—
Volatility	N/A	90%	105%	90%

(1)The fair value of the pre-funded warrants has been calculated as the difference between the stock price and exercise price of $0.001. No other inputs are applicable.

	December 31, 2022
	Pre-funded Warrants (1)	Series A Warrants	Series B Warrants	Placement Agent Warrants
Stock price	$1.99	$1.99	$1.99	$1.99
Risk-free interest rate	N/A	3.96%	4.20%	3.97%
Dividend yield	N/A	—	—	—
Volatility	N/A	90%	105%	90%
(1)The fair value of the pre-funded warrants has been calculated as the difference between the stock price and exercise price. No other inputs are applicable.
13.Accrued Expenses
Accrued expenses are as follows:

	March 31, 2023	December 31, 2022
Accrued compensation	$5,282	$3,614
Accrued distributor commissions	2,896	3,801
Accrued severance and restructuring costs	669	1,041
Other	3,243	4,690
Total accrued expenses	$12,090	$13,146

14.Other Long-term Liabilities
Other long-term liabilities are as follows:

	March 31, 2023	December 31, 2022
Acquisition contingencies	$22,995	$24,061
Warrant liability	15,512	22,982
Lease obligations	1,213	1,142
Retention credit	3,222	3,222
Other	3,471	3,219
Total other long-term liabilities	$46,413	$54,626
15.Income Taxes
The Company evaluates the need for deferred tax asset valuation allowances based on a more likely than not standard. The ability to realize deferred tax assets depends on the ability to generate sufficient taxable income within the carryback or carryforward periods provided for in the tax law for each applicable tax jurisdiction. The Company has evaluated all evidence, both positive and negative, and maintains a valuation allowance on deferred tax assets in the United States and certain non-U.S. jurisdictions as of March 31, 2023.
For the three months ended March 31, 2023 and 2022, the Company recorded income tax provision of $0.1 million and $0.2 million, respectively in continuing operations. The March 31, 2023 three-month income tax provision was primarily a result of non-U.S. income tax expense, interest accrued on uncertain tax positions, and state tax notices received. The March 31, 2022 income tax provision was primarily a result of federal tax notices received, non-U.S. income tax expense, and interest accrued on uncertain tax positions.
16.Debt
On December 30, 2021, the Company issued $10.6 million aggregate principal amount of unsecured seller notes (“Seller Notes”) recorded at $10.2 million and $10.2 million as of March 31, 2023 and December 31, 2022 respectively. All principal and accrued interest is due and payable on the earlier of December 30, 2024, or the date upon which a change in control occurs. A change of control occurs when (i) the current shareholders of the Company will no longer own a majority of the outstanding voting shares of the Company due to a transaction or series of related transactions, or (ii) a sale or transfer of Holo Surgical Inc and Inteneural Networks Inc. or all or substantially all of their assets. Interest is paid in kind and capitalized into the principal amount of the Seller Notes on each anniversary of the issuance date at a rate of 6.8% per year. For the three months ended March 31, 2023, management accrued $0.1 million in interest expense and accredited $0.2 million related to the Seller Notes for a total interest expense of $0.3 million. For the three months ended March 31, 2022, management accrued $0.1 million in interest expense and accredited $0.2 million related to the Seller Notes for a total interest expense of $0.3 million. In the event of default, as defined in the agreement, any and all of the indebtedness may be immediately declared due and payable, and the interest would accrue at a 4.0% higher rate. There is no prepayment penalty or covenant related to the fixed rate notes. The Seller Notes were issued as deferred consideration in connection with the INN Purchase Agreement discussed at Note 1 and Note 5.
Debt issuance costs were immaterial and were included within the overall costs of the acquisition of INN. The following table summarizes the debt recorded on the condensed consolidated balance sheet:

	Carrying Value (In thousands)
	March 31, 2023	December 31, 2022
Seller Notes-P. Lewicki	$5,306	$5,306
Seller Notes-K. Siemionow	5,306	5,306
Less: accretion of acquisition adjustment	(368)	(420)
Total Seller Notes – related party	10,244	10,192
Current portion of seller notes	—	—
Total long-term seller notes, excluding current portion	$10,244	$10,192
The fair value of the Seller Notes is $10.2 million and $10.2 million at March 31, 2023 and December 31, 2022, respectively. The Company has determined that the Seller Notes are a level 2 financial instrument as there are other unobservable inputs.

As of March 31, 2023, the future maturities of long-term debt, excluding deferred financing costs, accrued interest and debt discount, were as follows:

Future Maturities of Long-Term Debt
2023	$—
2024	10,612
2025	—
2026	—
2027	—
Thereafter	—
Total	$10,612
17.Commitments and Contingencies
Aziyo – On August 1, 2018, the Company and Aziyo Biologics, Inc. (“Aziyo”) entered into a Distribution Agreement which was subsequently amended on December 3, 2018, and November 15, 2020 (the “Distribution Agreement”). Pursuant to the Distribution Agreement, the Company has the exclusive right to distribute certain biologic implants manufactured by Aziyo and marketed under the ViBone trade name (“ViBone”). The Distribution Agreement provides for minimum purchases of ViBone implants on an annual basis through calendar 2025. For calendar years 2019-2021, if the minimum purchase obligations for a particular year are not fulfilled, the Distribution Agreement provides various options for the Company to satisfy such obligations (“Shortfall Obligations”) in subsequent years, including a combination of payments and/or providing purchase orders for the shortfall amount in a given year. If a purchase order is submitted, the contract does not provide that it needs to be satisfied during the following year (i.e., the Company can satisfy the orders over multiple years and until the minimum is achieved). For calendar years 2022 and beyond, if the Company does not satisfy the Shortfall Obligations using one of the methods specified in the Distribution Agreement, the Company can continue to market the ViBone implants on a non-exclusive basis. We did not fulfill the minimum purchase obligation for calendar year 2022 and have not satisfied the Shortfall Obligation. As it relates to the prior year minimums, we had previously issued a purchase order for the 2020 and 2021 minimums. The remaining amount on the purchase order for both years combined is $15.1 million.
Acquisition of Inteneural Networks Inc. (INN) – As part of the INN acquisition, the Company has the ability to acquire the remaining 58% equity interest in INN based on the achievement of three separate regulatory and revenue based milestones. The Company will pay $19.3 million for each individual milestone achieved, resulting in a corresponding additional 19.3% equity interest in INN per milestone achieved. The total future commitment of the remaining three milestones is $57.9 million. None of the milestones has been achieved as of March 31, 2023.
Acquisition of Holo Surgical – As part of the Holo Surgical acquisition, the Company issued contingent consideration that would be payable to the sellers upon the achievement of certain regulatory, commercial, and utilization milestones by specified time periods. On January 14, 2022, the Company received 510(k) clearance for the HOLO PortalTM surgical guidance system. Upon achievement of this milestone, the Company issued 288,333 in common stock at a value of $5.9 million and also paid the sellers $4.1 million in cash for a total payment for achieving the milestone of $10.0 million pursuant to the terms of the agreement. The fair value of the liability for these contingent considerations was $23.0 million as of March 31, 2023 with $0.0 million classified as current liabilities within “Current portion of acquisition contingency – Holo” while $23.0 million was classified as “Acquisition contingencies – Holo.” The fair value of the liability was $24.1 million on December 31, 2022 with $0.0 million classified as current liabilities within “Current portion of acquisition contingency – Holo” while $24.1 million classified as “Acquisition contingencies – Holo.” The change in the fair value of the liability of $1.1 million since December 31, 2022 was recognized in the “Gain on acquisition contingency” line of the condensed consolidated statements of comprehensive income.
Manufacturing Agreements with Former OEM Affiliates – In connection with the closing of the OEM Transaction, on July 20, 2020 the Company entered into three manufacturing and distribution agreements with affiliates of Montague Private Equity: (i) a Manufacture and Distribution Agreement (the “Hardware MDA”) with Pioneer Surgical Technology, Inc. (“Pioneer”) pursuant to which Pioneer would manufacture certain hardware implants for the Company; (ii) a Processing and Distribution Agreement with RTI Surgical, Inc. (“RTI”), an affiliate of Pioneer, pursuant to which RTI would process certain biologic implants for the Company (the “PDA”); and (iii) a Manufacture and Distribution Agreement with (“NanOss”) pursuant to which Pioneer would manufacture certain synthetic implants for the Company (the “NanOss MDA”), and together with the Hardware MDA and the PDA, the “OEM Distribution Agreements.” On August 5, 2022, the Company amended the OEM distribution agreement to reduce the Contract Year 3 minimum to $17.9 million and released the Company from any obligation to cure any purchase shortfall in Contract Year 2. There is no outstanding liability associated with the agreement as of March 31, 2023 and December 31, 2022.
San Diego Lease – On March 12, 2021, the Company entered into a Lease (the “Lease”) with SNH Medical Office Properties Trust, a Maryland real estate investment trust (the “Landlord”), to house the Company’s offices, lab and innovation space in San Diego, California. The initial term of the Lease is twelve years, with one extension option for a period of seven years.
Under the terms of the Lease, the Company will lease an aggregate of approximately 94,457 rentable square feet of a building located at 3030 Science Park Road, San Diego, California (the “Premises”). The Landlord has made improvements and intends to continue to do so until occupancy has been delivered to the Company.
Aggregate payments towards base rent for the Premises over the term of the lease will be approximately $64.6 million, including 13 months of rent abatement from the Lease entry date. The Company will recognize the lease assets and liabilities when the Landlord makes the underlying asset available to the Company and because that event has not occurred, no amounts were accrued as of March 31, 2023. Concurrent with the Company’s execution of the Lease, as a security deposit, the Company delivered to the Landlord a payment in the amount of $2.5 million which is recorded within “Other assets – net” in our condensed consolidated balance sheets. In addition, the Company maintains a prepaid reimbursement balance of $0.7 million which is recorded within “Prepaid and other current assets” in our condensed consolidated balance sheets.
License and Royalty Commitments

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
As of March 31, 2023 and 2022, the Company’s royalty agreements provide for (i) royalty payments for 7 years from first commercial sale of the relevant product and (ii) a royalty rate for each such agreement ranging from 1.0% to 10.0% of net sales for the particular product to which the surgeon contributed. Related royalty expenses are recorded within “Cost of goods sold” on the consolidated statements of comprehensive income.
For the three months ended March 31, 2023 and 2022, the Company recognized royalties’ expenses of $0.3 million and $0.4 million, respectively, resulting in an aggregate royalty rate of 1.6% and 1.9% for the three months ended March 31, 2023 and 2022, respectively.
18.Severance and Restructuring Costs
On November 8, 2022, the Board approved a restructuring plan intended to help the Company drive growth in what it views to be the most valuable and profitable parts of its business (Digital Health and core hardware assets). The restructuring plan includes brand and product portfolio rationalization in the domestic markets, a scaled-down international business with operations winding down throughout 2023, a reduction in workforce and reduced non-essential spending. The Company began executing on the restructuring plan in December 2022 and continued the efforts in the first quarter of 2023. Regarding the product portfolio rationalization, the Company wrote down inventory held internationally of $0.7 million during the three months ended March 31, 2023 because it was determined through continual assessment that select inventory would not be sold during the quarter. This charge is reflected within the “Cost of goods sold” line in the condensed consolidated statement of income. The majority of the product rationalization has occurred; the reduction in the workforce was executed in December of 2022; and the plans for the scale back of the international business are currently being executed. The Company expects to continue its efforts through the first half of 2023.
In total, the Company expects to incur approximately $5.5 million - $7.5 million in costs related to severance and reduction in non-essential spending throughout the execution of the restructuring plan. All severance payments accrued as of December 31, 2022 have been paid as of March 31, 2023 with the exception of $0.1 million and $0.2 million of domestic and international severance expected to be paid during the second quarter of 2023. The remaining costs yet to be incurred are expected to be incurred during the second quarter of 2023 and as the international wind down plan continues to be executed. The Company anticipates estimated cash savings in 2023 of approximately $30.0 million - $35.0 million as compared to 2022.
A summary of the total restructuring costs by major component recognized for the three months ended March 31, 2023 is as follows:

	Employee-Related	Product Rationalization	Total
Three months ended March 31, 2023	$—	$730	$730

The following table summarizes the restructuring activities by major component as of March 31, 2023:

	Employee-Related	Product Rationalization	Total
Incurred during the quarter ended December 31, 2022	$1,148	$13,822	$14,970
Paid	(107)	—	(107)
Non-cash adjustment (1)	—	(13,822)	(13,822)
Balance as of December 31, 2022	$1,041	$—	$1,041
Incurred during 2023	—	730	730
Paid	(763)	—	(763)
Non-cash adjustment (1)	—	(730)	(730)
Balance as of March 31, 2023	$278	$—	$278
(1)Non-cash adjustments for product rationalization represent inventory write-offs.
In addition to the above restructuring plan, the Company entered into a severance agreement with one former executive of the Company. The Company incurred $0.5 million related to the severance agreement for the three months ended March 31, 2023 and paid $0.1 million during the first quarter of 2023. The remaining severance will be paid over the next 12 months. The related severance costs are reflected in the “Severance and restructuring costs” line in the condensed consolidated statement of income.
19.Legal Actions
The Company is, from time to time, involved in litigation relating to claims arising out of its operations in the ordinary course of business. Based on the information currently available to the Company, including the availability of coverage under its insurance policies, except as described below and in Note 20, the Company does not believe that any of these claims that were outstanding as of March 31, 2023 will have a material adverse impact on its financial position or results of operations. The Company’s accounting policy is to accrue for legal costs as they are incurred.
Coloplast — RTI Surgical, Inc., as a predecessor to the Company, is presently named as co-defendant along with other companies in a small percentage of the transvaginal surgical mesh (“TSM”) mass tort claims being brought in various state and federal courts. The TSM litigation has, as its catalyst, various Public Health Notifications issued by the FDA with respect to the placement of certain TSM implants that were the subject of 510(k) regulatory clearance prior to their distribution. The Company does not process or otherwise manufacture for distribution in the U.S. any implants that were the subject of these FDA Public Health Notifications. The Company denies any allegations against it and intends to continue to vigorously defend itself.
In addition to claims made directly against the Company, Coloplast, a distributor of TSM’s and certain allografts processed and private labeled for them under a contract with the Company, has also been named as a defendant in individual TSM cases in various federal and state courts. Coloplast requested that the Company indemnify or defend Coloplast in those claims that allege injuries caused by the Company’s allograft implants, and on April 24, 2014, Coloplast sued RTI Surgical, Inc. in the Fourth Judicial District of Minnesota for declaratory relief and breach of contract. On December 11, 2014, Coloplast entered into a settlement agreement with RTI Surgical, Inc. and Tutogen Medical, Inc. (the “Company Parties”) resulting in dismissal of the case. Under the terms of the settlement agreement, the Company Parties are responsible for the defense and indemnification of two categories of present and future claims: (1) tissue only (where Coloplast is solely the distributor of Company-processed allograft tissue and no Coloplast-manufactured or distributed synthetic mesh is identified) (“Tissue Only Claims”), and (2) tissue plus non-Coloplast synthetic mesh (“Tissue-Non-Coloplast Claims”) (the Tissue Only Claims and the Tissue-Non-Coloplast Claims being collectively referred to as “Indemnified Claims”). As of March 31, 2023, there are a cumulative total of 1,019 Indemnified Claims for which the Company Parties are providing defense and indemnification. Liabilities related to these claims are retained by the Company. The defense and indemnification of these cases are covered under the Company’s insurance policy subject to a reservation of rights by the insurer.
Based on the current information available to the Company, the impact that current or any future TSM litigation may have on the Company cannot be reasonably estimated.
LifeNet — On June 27, 2018, LifeNet Health, Inc. (“LifeNet”) filed a patent infringement lawsuit in the United States District Court for the Middle District of Florida (since moved to the Northern District of Florida) claiming infringement of five of its patents by the Company’s predecessor RTI Surgical, Inc. The suit requests damages, enhanced damages, reimbursement of costs and expenses, reasonable attorney fees, and an injunction. The asserted patents are expired. On April 7, 2019, the Court granted the Company’s request to stay the lawsuit pending the U.S. Patent Trial and Appeal Board’s (“PTAB”) decision whether to institute review of the patentability of LifeNet’s patents. On August 12, 2019 the PTAB instituted review of three LifeNet patents, and on September 3, 2019, the PTAB instituted review of the remaining two. On August 4, 2020 and August 26, 2020, the PTAB issued final written decisions finding that certain claims were shown to be unpatentable and others not. Neither party appealed the PTAB’s decisions with respect to the three LifeNet patents on which the PTAB instituted review on August 12, 2019. With respect to the remaining two LifeNet patents, Surgalign filed Notices of Appeal with the Federal Circuit on October 27, 2020, and LifeNet filed a Notice of Cross-appeal on November 9, 2020. The Federal Circuit issued a Written Opinion on April 11, 2022 affirming in part and remanding in part. The PTAB canceled all challenged claims of the patent on remand on December 1, 2022. LifeNet filed a Notice of Appeal with the Federal Circuit on January 12, 2023. The Court lifted the stay for counts related to 4 of the 5 patents on January 20, 2023 and severed the count relating to the patent claims canceled by the PTAB on December 1, 2022. A trial date has been set for July 22, 2024. In connection with the sale of the Company’s OEM Business, liabilities related to these claims remained a liability retained by the Company. The Company continues to believe that the suit is without merit and will vigorously defend its position. The Company has entered into preliminary settlement discussions with LifeNet, but at this time an estimate of the settlement cannot be estimated, and therefore no amounts have been recorded as of March 31, 2023. Additionally based on the current information available to the Company, the impact that current or any future litigation may have on the Company cannot be reasonably estimated.
Securities Class Action— The Company’s Investigation (as defined below) resulted in stockholder litigation against the Company and certain former officers of the Company in the United States District Court for the Northern District of Illinois (the “Court”) on March 23, 2020 asserting claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”). On June 30, 2021, the parties to the Lowry Action conducted a mediation session and on July 27, 2021, a binding term sheet settling the Lowry Action was entered into whereby the defendants agreed to pay $10.5 million (inclusive of attorneys’ fees and administrative costs) in exchange for the dismissal with prejudice of all claims. On September 22, 2021, the court granted preliminary approval to the settlement, and the amount was paid by the Company’s insurers under its Directors’ and Officers’ insurance policies. The Court entered an order approving the settlement on January 26, 2022 and no amounts were outstanding on March 31, 2023. The matter is now concluded.
Derivative Lawsuits—Three derivative lawsuits have also been filed on behalf of the Company, naming it as a nominal defendant, and demanding a jury trial. On June 5, 2020, David Summers filed a shareholder derivative lawsuit (the “Summers Action”) against certain current and former directors and officers of the Company (as well as the Company as a nominal defendant), in the United States District Court for the Northern District of Illinois asserting statutory claims under Sections 10(b), 14(a), and 20(a) of the Exchange Act, as well as common law claims for breach of fiduciary duty, unjust enrichment and corporate waste. Thereafter, two similar shareholder derivative lawsuits asserting many of the same claims were filed in the same court against the same current and former directors and officers of the Company (as well as the Company as a nominal defendant), as well as a books and records demand under Section 220 of the Delaware General Corporate Law (the “Books and Records Demand”). The three derivative lawsuits have been consolidated into the first-filed Summers Action (together with the Books and Records Demand, the “Derivative Actions”). On September 6, 2020, the court entered an order staying the Summers Action pending resolution of the motions to dismiss in the Lowry Action. On September 30, 2021, the court granted preliminary approval of a proposed settlement of the Derivative Actions (the “Derivative Actions Settlement”). Pursuant to the Derivative Actions Settlement, the Company agreed to adopt or revise certain corporate governance policies and procedures, and the Company’s insurers agreed to pay $1.5 million to plaintiffs’ counsel. On January 24, 2022, the court gave final approval to the Derivative Actions Settlement and all amounts were settled. The matter is now concluded and no amounts were outstanding at March 31, 2023.
GPV I FIZN and StartVenture@Poland Sp. z.o.o. ASI SKA — The Company is presently named as a co-defendant along with other companies and individuals, including Dr. Siemionow and Dr. Lewicki, our former Chief Medical Officer and former Director respectively, by former stockholders of Holo Surgical, S.A. (“Holo SA”), individually and/or collectively, for common law fraud, constructive fraud, fraudulent inducement, conspiracy to defraud, and unjust enrichment, unlawful taking and conversion based on illegal and fraudulent actions related to (i) the sale of shares in Holo Surgical, Inc. to Roboticine, (ii) the purchase of Plaintiffs’ ownership interests in Holo SA by Roboticine, and (iii) the subsequent sale of Holo Surgical, Inc. to the Company. The Company does not believe that any of the claims relate to its action with regard to the negotiations nor the purchase of Holo SA and on May 27, 2022, moved to dismiss. On February 7, 2023, the court granted the Company’s motion to dismiss and the deadline for appeal has passed. The matter is now concluded.
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
On August 3, 2022, the Company reached a settlement with the SEC concluding and resolving in its entirety the Investigation. Under the terms of the settlement, the Company paid a civil penalty of $2.0 million and received $0.6 million from former executives related to recouped compensation. These amounts were recorded in previous years. For the Investigation, there were no amounts outstanding as of March 31, 2023.
21.Related Party Transactions
The Company’s related parties include: i) a person who is or was (since the beginning of the last fiscal year for which the Company has filed a Form 10-K and proxy statement, even if he or she does not presently serve in that role) an executive officer, director or nominee for election as a director; ii) greater than five percent beneficial owner of the Company’s common stock; or iii) immediate family member of any of the foregoing. The Company is not aware of any related party transactions in 2023 to date.
22.Subsequent Events
The Company evaluated subsequent events as of the issuance date of the condensed consolidated financial statements as defined by FASB ASC 855, Subsequent Events.

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations
Cautionary Statement Relating to Forward Looking Statements
Information contained in this filing contains “forward-looking statements” which can be identified by the use of forward-looking terminology such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “projects,” “seeks,” “estimates,” “requires,” “hopes,” “assumes” or comparable terminology, or by discussions of strategy. These forward-looking statements are based on current expectations, estimates and projections about our industry, our management’s beliefs and certain assumptions made by our management. Do not unduly rely on forward-looking statements. These statements give our expectations about future performance, but there can be no assurance that the future results covered by these forward-looking statements will be achieved. Some of the matters described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2022, or in subsequent Quarterly Reports on Form 10-Q (including this one), constitute cautionary statements which identify some of the factors regarding these forward-looking statements, including certain risks and uncertainties, that could cause actual results to vary materially from the future results indicated in these forward-looking statements. Other factors could also cause actual results to vary materially from the future results indicated in such forward-looking statements.
Important factors that could cause actual results to differ materially from the anticipated results reflected in these forward-looking statements include risks and uncertainties relating to the following: (i) the Company’s access to adequate operating cash flow, trade credit, borrowed funds and equity capital to fund its operations and pay its obligations as they become due, and the terms on which external financing may be available, including the impact of adverse trends or disruption in the global credit and equity markets; (ii) our ability to continue as a going concern, which requires us to manage costs and obtain significant additional funding; (iii) the need for additional financing to fund future operations; (iv) our expectations regarding our ability to regain and maintain compliance with the continued listing requirements of the Nasdaq Global Select Market; (v) our financial position and results, total revenue, product revenue, gross margin, and operations; (vi) failure to realize, or unexpected costs in seeking to realize, the expected benefits of the Holo Surgical Inc. (“Holo Surgical”) and Inteneural Networks Inc. (“INN”) acquisitions, including the failure of Holo Surgical’s and INN’s products and services to be satisfactorily developed or achieve applicable regulatory approvals or as a result of the failure to commercialize and distribute its products; (vii) risks relating to existing or potential litigation or regulatory actions; (viii) the continued impact of COVID-19 variants, particularly in international markets served by the Company; (ix) the failure by the Company to identify, develop and successfully implement its strategic initiatives, particularly with respect to its digital surgery strategy; (x) the reliability of our supply chain; (xi) our ability to meet obligations, including purchase minimums, under our vendor and other agreements; (xii) whether or when the demand for procedures involving our products will increase; (xiii) the number of shares and amount of cash that will be required in connection with any post-closing milestone payments, including as a result of changes in the trading price of the Company’s common stock and their effect on the amount of cash needed by the Company to fund any post-closing milestone payments in connection with the acquisitions; (xiv) the continuation of recent quality issues with respect to our global supply chain; (xv) the effect and timing of changes in laws or in governmental regulations; and (xvi) other risks described in our public filings with the SEC.
Management Overview
We are a global medical technology company focused on elevating the standard of care by driving the evolution of digital health. We have developed an AI and augmented reality AR technology platform called HOLO™ AI, which we view as a powerful suite of AI software technology that connects the continuum of care from the pre-op and clinical stage through post-op care. HOLO AI is designed to achieve better surgical outcomes, reduce complications, and improve patient satisfaction. We believe HOLO AI is one of the most advanced AI technologies available with applications beyond the spine and operating room. Our HOLO Portal™ surgical guidance system, a component of our HOLO AI technology platform, is designed to automatically recognize, identify, and segment patient anatomy to autonomously assist the surgeon throughout the surgical procedure. This proprietary AI-based platform was developed to be an intelligent anatomical mapping technology designed to assist surgeons by allowing them to remain in safe anatomical zones and to enhance surgical performance. We plan to leverage our HOLO AI platform to improve patient outcomes and drive adoption of our spinal hardware implants and biomaterials products. We have launched several new products and are developing a pipeline of new innovative technologies that we plan to integrate with our HOLO AI platform.
In addition to our digital health solutions, we have a broad portfolio of spinal hardware implants, including solutions for fusion procedures in the lumbar, thoracic, and cervical spine, and a minimally invasive surgical implant system for fusion of the sacroiliac joint. We also have a portfolio of advanced and traditional orthobiologics, or biomaterials, products.

Our product portfolio of spinal hardware implants and biomaterials products serves an estimated $15.8 billion global spine market. We estimate that our current portfolio serves nearly 87% of all surgeries utilizing spinal hardware implants and approximately 70% of the biomaterials used in spine-related uses. Our portfolio of spinal hardware implants consists of a broad line of solutions for spinal fusion in minimally invasive surgery, deformity, and degenerative procedures; motion preservation solutions indicated for use in one or two-level disease; and an implant system designed to relieve sacroiliac joint pain. Our biomaterials product line consists of a broad range of advanced and traditional bone graft substitutes that are designed to improve bone fusion rates following spinal surgery.
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
Through a series of distribution agreements, our product portfolio of biomaterials consists of a variety of bone graft substitutes, including cellular allografts, demineralized bone matrices (“DBM”), and synthetic bone growth substitutes that have a balance of osteoinductive and osteoconductive properties to enhance bone fusion rates following spinal surgery. We market ViBone® and ViBone® Moldable, two next-generation viable cellular allograft bone matrix products intended to provide surgeons with improved results for bone repair. The ViBone and ViBone Moldable products are processed using a proprietary method optimized to protect and preserve the health of native bone cells to potentially enhance new bone formation and are designed to perform and handle in a manner similar to an autograft. The ViBone and ViBone Moldable products contain cancellous bone particles as well as demineralized cortical bone particles and fibers, delivering osteoinductive, osteoconductive, and osteogenic properties. Our DBM product offering includes BioSet®, BioReady®, and BioAdapt®, a DBM portfolio consisting of putty, putty with chips, strips, and boat configurations for various surgical applications while providing osteoinductive properties to aid in bone fusion. Our synthetic bone growth substitutes include nanOss® and nanOss® 3D Plus, a family of products that provide osteoconductive nano-structured hydroxyapatite and an engineered extracellular matrix bioscaffold collagen carrier that mimics a natural bone growth solution.
On January 18, 2022 we announced receipt of 510(k) clearance from the U.S. Food and Drug Administration for the HOLO Portal surgical guidance system for use within lumbar spine procedures.
The HOLO Portal™ surgical guidance system is designed to combine (i) advanced AR to assist the surgeon with an “X-ray vision”-like 3D overlay rendering of the patient’s anatomy, (ii) automated image processing and modular spine level identification and segmentation of the patient’s anatomy to enhance navigation, and (iii) automatically suggest a patient specific surgical plan. The HOLO Portal™ surgical guidance system’s AI is designed to recognize the different classes of anatomical structures and help the surgeon identify anatomy within complex areas of the spine. The HOLO Portal surgical guidance system has been designed with unique set up process of quickly establishing the synchronization between virtual images and the patient’s real anatomy, a process called registration. The HOLO Portal surgical guidance system is also designed to provide surgeons with real-time perioperative information such as alerts and suggestions to assist the execution of the surgeon’s approved objectives, decrease surgical complications, reduce surgical times, and improve patient outcomes. Following our first 510(k) clearance, we continue to commercialize the HOLO Portal surgical guidance system in a limited market release for use in the lumbosacral spine with plans to expand to thoracic and cervical spine and intracranial in the future.
With respect to the HOLO AI technology platform, we plan to develop and commercialize several next-generation features, including smart instrumentation, integration with robotic platforms, patient-specific 3D printed implants, and diagnostic and predictive analytics. This new generation of surgical devices will be designed with tracking technology intended to allow real-time 3D visualization and positioning of the instruments in the surgical field and autonomous safety features to aid in surgical precision and help avoid potential damage to surrounding tissue and neurological structures. We are designing HOLO AI technology so that it is integrated with existing robotic platforms to make them “smart” by identifying relevant anatomy. In addition, we are designing the HOLO AI platform with a software application to enable patient-specific implants with exact dimensions, shape, and contour based on each patient’s specific bone density and height. We are also developing a novel diagnostic and predictive analytics capability using machine learning that leverages a large volume of patient data with known outcomes to allow for autonomous identification of spinal pathology.
We have aligned our core business principles with a focused business strategy that we believe will advance and scale our business with the ultimate goal of delivering on our promise to help improve surgical procedures and provide better patient outcomes. To support this effort, we have assembled an experienced executive leadership team familiar with, and well versed in, the spine industry to execute our growth strategy. This strategy includes leveraging our technology platform to improve patient outcomes and drive adoption of our spinal hardware implants and biomaterials products, developing and commercializing an increased cadence of innovative spinal hardware implants and biomaterials products, validating our innovative products with clinical evidence, growing our international business, and strategically pursuing acquisition, license, and distribution opportunities.
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
We plan to use our existing cash to fund our general corporate needs and are in the process of initiating expense reductions to lower operating expenses and reduce our overall cash burden. Further, we are evaluating corporate realignment programs to further streamline the organization, improve processes and lower future capital outlays in 2023. Based on our current cash flow forecast, these cost containment programs will not be sufficient to meet our anticipated cash needs into the fourth quarter of 2023. See “Going Concern.” In the interim, we are seeking additional funding through the issuance of equity or debt or other financial instruments. We also are actively exploring options to raise capital and manage our operating expenses through the sale of certain of our hardware assets and other assets unrelated to our digital health solutions. Absent receipt of additional third-party financing or proceeds from asset sales, based on our current cash flow forecast, we will not have adequate capital resources to meet our current obligations as they become due into the fourth quarter of 2023. Even if we succeed in raising new capital or in completing asset sales, the net proceeds from those transactions may not be sufficient to enable us to continue as a going concern, and we may be required to seek Bankruptcy Protection, which could cause us to be delisted from the Nasdaq. As of April 10, 2023, we are not in compliance with Nasdaq’s listing requirements and may be subject to delisting if we are unable to retain compliance by the end of the compliance period. See “NASDAQ Deficiency Letter.”
COVID-19
The COVID-19 pandemic has impacted our business results of operations and financial condition. At the height of the COVID-19 pandemic, governments implemented extraordinary measures to slow the spread of the virus, which included the mandatory closure of businesses, restrictions on travel and gatherings, quarantine and physical distancing requirements, and vaccine mandates. While market conditions have improved throughout the country and on a global scale, many government agencies in conjunction with hospitals and healthcare systems continue to defer, reduce or suspend certain elective surgical procedures. The COVID-19 pandemic has also adversely impacted supply chains and hospitals’ staffing and administrative functions, resulting in several delays. We may continue to see delays on this front and both delays and reductions in procedural volumes as hospital systems and/or patients elect to defer spine surgery procedures which may create unforeseen impacts on business operations.
During 2022 and 2023, we raised additional capital to strengthen our financial foundation and we continue to invest in our digital health strategy, invest in our teams, and improve operating processes, while taking steps to position the Company for long-term success and improve patient outcomes.
NASDAQ Deficiency Letter
As previously disclosed, we received a deficiency letter (the “Letter”) on April 10, 2023 from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we were not in compliance with the minimum stockholders’ equity requirement for continued listing set forth in Nasdaq Listing Rule 5450(b)(1)(A). Nasdaq Listing Rule 5450(b)(1)(A) requires listed companies to maintain stockholders’ equity of at least $10,000,000 (the “Stockholders’ Equity Requirement”). The Staff further indicated that, as of the date of the Letter, we did not comply with certain requirements under the alternative standards set forth in Nasdaq Listing Rules 5450(b)(2) and 5450(b)(3) for continued listing on the Nasdaq Global Select Market. The Letter has no immediate effect on the listing of the Company’s common stock, and our common stock will continue to trade on The Nasdaq Global Select Market under the symbol “SRGA” at this time.
In accordance with Nasdaq Listing Rule 5810(c)(2), the Company has been provided 45 calendar days, or until May 25, 2023, to submit a plan to regain compliance (the “Compliance Plan”). If the Compliance Plan is acceptable to the Staff, of which there can be no assurance, they may grant an extension of up to 180 calendar days from the date of the Letter, or until October 7, 2023, to evidence compliance. If the Staff does not accept the Compliance Plan, the Company will have the opportunity to appeal the Staff’s determination to a Nasdaq Hearings Panel.
The Company intends to submit the Compliance Plan on or before May 25, 2023. However, there can be no assurance that the Company will be able to regain compliance with the Stockholders’ Equity Requirement or will otherwise be in compliance with other Nasdaq Listing Rules. See Part II, Item 1A, “Risk Factors.”
Results of Operations
The following table set forth, in both thousands of dollars and as a percentage of revenues, the results of our operations for the three months ended March 31, 2023 and 2022, respectively:

	For the Three Months Ended March 31,
	2023		2022
Revenues	$16,748	100.0%	$20,605	100.0%
Cost of goods sold	6,074	36.3%	6,410	31.1%
Gross profit	10,674	63.7%	14,195	68.9%
Operating Expenses:
General and administrative	21,127	126.1%	25,317	122.9%
Severance and restructuring costs	466	2.8%	—	—%
Research and development	2,905	17.3%	4,447	21.6%
Gain on acquisition contingency	(1,066)	(6.4)%	(8,503)	(41.3)%
Asset impairment and abandonments	553	3.3%	939	4.6%
Transaction and financing expenses	463	2.8%	916	4.4%
Total operating expenses	24,448	146.0%	23,116	112.2%
Gain on sale of Coflex	(12,631)	(75.4)%	—	—%
Operating loss	(1,143)	(6.8)%	(8,921)	(43.3)%
Other (income) expense - net
Other (income) expense - net	(147)	(0.9)%	28	0.1%
Interest expense	252	1.5%	252	1.2%
Foreign exchange (gain) loss	(238)	(1.4)%	353	1.7%
Change in fair value of warrant liability	(5,288)	(31.6)%	(9,743)	(47.3)%
Total other (income) - net	(5,421)	(32.4)%	(9,110)	(44.2)%
Income before income tax provision	4,278	25.5%	189	0.9%
Income tax provision	133	0.8%	162	0.8%
Net income from operations	4,145	24.7%	27	0.1%
Other comprehensive income (loss)
Unrealized foreign currency translation (gain)	(509)	(3.0)%	(109)	(0.5)%
Total other comprehensive income	$4,654	27.8%	$136	0.7%

The following operations commentary includes explanation of performance for the most recently completed quarter compared with the corresponding period in the preceding fiscal year.
Three Months Ended March 31, 2023, Compared To Three Months Ended March 31, 2022
Revenues – Total revenues decreased $3.9 million, or 18.7%, to $16.7 million for the three months ended March 31, 2023, compared to $20.6 million for the three months ended March 31, 2022. The decrease in revenue was primarily related to the restructuring efforts and rationalization of products which occurred during the fourth quarter of 2023. In addition with the sale of the Coflex inventory line, the Company only had two months of Coflex revenue during the first quarter ended March 31, 2023 as compared to the first quarter ended March 31, 2022.
Gross profit – Gross profit decreased $3.5 million or 24.8% to $10.7 million for the three months ended March 31, 2023 compared to $14.2 million for the three months ended March 31, 2022. Gross profit percentage decreased by 5.2% to 63.7% from 68.9% for the three months ended March 31, 2022. The decrease in gross profit was primarily attributed to lower revenue during the quarter compared to prior periods. The lower gross profit percentage is attributable to product mix and the continued execution on the Company’s product rationalization efforts.
Operating expenses - Total operating expenses increased by $1.3 million or 5.8% to $24.4 million for the three months ended March 31, 2023 compared to $23.1 million for the three months ended March 31, 2022. The primary driver for the increase is a decrease in $7.4 million of gains from the revaluation of the acquisition contingency. This amount is partially offset by a $4.2 million decrease in “General and administrative” expenses and $1.5 million in “Research and development” expenses both related to a reduction in spending caused by the simplification of the Company’s distribution and administrative infrastructure and the restructuring efforts during the first quarter ended March 31, 2023.
Net income from operations and per share amount – Total net income from operations increased $4.1 million to $4.1 million income for the three months ended March 31, 2023 from a net income of $0.0 million for the three months ended March 31, 2022. Net income per share increased from $0.00 as of March 31, 2022 to $0.51 net income per share as of March 31, 2023. The main drivers of the increase are caused by the $4.5 million change in warrant liability revaluation, $12.6 million gain from the sale of the Coflex inventory line, and partially offset by the gross profit factors described above.
Non-GAAP Financial Measures
We utilize certain financial measures that are important financial measures for us but are not financial measures calculated in accordance with GAAP. These financial measures are considered “non-GAAP” financial measures within the meaning of Regulation G and Item 10(e) of Regulation S-K promulgated by the SEC. We believe that non-GAAP financial measures provide an additional way of viewing aspects of our operations that, when viewed with the GAAP results, provide a more complete understanding of our results of operations and the factors and trends that affected our business. These non-GAAP financial measures are also used by our management to evaluate financial results and to plan and forecast future periods. However, non-GAAP financial measures should be considered as a supplement to, and not as a substitute for, or superior to, the corresponding measures calculated in accordance with GAAP. Non-GAAP financial measures used by us may differ from the non-GAAP measures used by other companies, including our competitors.
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

Non-GAAP Gross Profit, Adjusted:

	For the Three Months Ended March 31,
(In thousands)	2023		2022
Revenues	$16,748	100.0%	$20,605	100.0%
Costs of goods sold	6,074	36.3%	6,410	31.1%
Gross profit, as reported	10,674	63.7%	14,195	68.9%
Product rationalization	730	4.4%	—	—%
Inventory purchase price adjustment	235	1.4%	410	2.0%
Non-GAAP gross profit, adjusted	$11,639	69.5%	$14,605	70.9%
Non-GAAP Operating Expenses, Adjusted

	For the Three Months Ended March 31,
(In thousands)	2023	2022
Operating Expenses	$24,448	$23,116
Non-cash stock-based compensation	985	1,374
Gain on acquisition contingency	(1,066)	(8,503)
Asset impairment and abandonments	553	939
Transaction and financing expenses	463	916
Severance and restructuring costs	466	—
Non-GAAP Operating Expenses, adjusted*	$23,047	$28,390
Non-GAAP Operating Expenses, adjusted, as a percent of revenues	137.6%	137.8%

*Please note this reconciliation does not include HOLO™ Portal capitalized costs of $0.4 million and $0.0 million for the three months ended March 31, 2023 and 2022.
Reconciliation of Net Income Applicable to Common Shares and Net Income Per Diluted Share to Adjusted Net Loss Applicable to Common Shares and Adjusted Net Loss Per Diluted Share

	For the Three Months Ended
	March 31, 2023		March 31, 2022
	Net Income Applicable to Common Shares	Amount Per Diluted Share	Net Income Applicable to Common Shares	Amount Per Diluted Share
Net income from continuing operations	$4,145	$0.31	$27	$0.00
Change in fair value of warrant liability	(5,288)	(0.40)	(9,743)	(1.65)
Gain on acquisition contingency	(1,066)	(0.08)	(8,503)	(1.44)
Non-cash stock-based compensation	985	0.07	1,374	0.23
Foreign exchange (gain) loss	(238)	(0.02)	353	0.06
Gain on sale of Coflex	(12,631)	(0.95)	—	0.00
Asset impairment and abandonments	553	0.04	939	0.16
Transaction and financing expenses	463	0.03	916	0.15
Inventory purchase price adjustment	235	0.02	410	0.07
Product rationalization	730	0.05	—	0.00
Severance and restructuring costs	466	0.03	—	0.00
Tax effect on adjustments	17	0.00	—	0.00
Non-GAAP net loss from continuing operations, adjusted*	$(11,629)	$(0.90)	$(14,227)	$(2.42)

*Please note this reconciliation does not include HOLO™ Portal capitalized costs of $0.4 million and $0.0 million for the three months ended March 31, 2023 and 2022.
Reconciliation of Net Income Applicable to Common Shares to Adjusted EBITDA

	For the Three Months Ended March 31,
(In thousands)	2023	2022
Net income from continuing operations	$4,145	$27
Interest expense, net	252	252
Income tax provision	133	162
Depreciation	450	509
EBITDA	$4,980	$950
Reconciling items impacting EBITDA
Non-cash stock-based compensation	985	1,374
Foreign exchange (gain) loss	(238)	353
Other reconciling items*
Inventory purchase price adjustment	235	410
Change in fair value of warrant liability	(5,288)	(9,743)
Gain on acquisition contingency	(1,066)	(8,503)
Gain on sale of Coflex	(12,631)	—
Asset impairment and abandonments	553	939
Transaction and financing expenses	463	916
Product rationalization	730	—
Severance and restructuring costs	466	—
Adjusted EBITDA*	$(10,811)	$(13,304)
Adjusted EBITDA as a percent of revenues	(64.6)%	(64.6)%

*Please note this reconciliation does not include HOLO™ Portal capitalized costs of $0.4 million and $0.0 million for the three months ended March 31, 2023 and 2022.

The following are explanations of the adjustments that management excluded as part of the non-GAAP measures for the three months ended March 31, 2023 and 2022. Management removes the amount of these costs including the tax effect on the adjustments from our operating results to supplement a comparison to our past operating performance.

2023 and 2022 Non-cash stock-based compensation – These costs relate to expense amortization for all stock-based awards made to employees and directors, including restricted stock awards, restricted stock units, stock options and the employee stock purchase plan purchase rights.

2023 and 2022 Foreign exchange (gain) loss – These costs relate to the process of remeasuring international activity into the Company's functional currency.
2023 and 2022 Change in fair value of warrant liability – Other income related to the revaluation of our warrant liability.
2023 and 2022 Gain on acquisition contingency – The gain on acquisition contingency relates to an adjustment to our estimate of obligation for future milestone payments on the Holo Surgical acquisition.
2023 and 2022 Asset impairment and abandonments – These costs relate to asset impairment and abandonments of certain long-term assets within the asset group.
2023 and 2022 Transaction and financing expenses – These costs relate to professional fees associated with financings, issuance costs for the underwritten public offering, and service related to sale of the Company’s Coflex inventory line.
2023 and 2022 Inventory purchase price adjustment – These costs relate to the purchase price effects of acquired Paradigm inventory that was sold during the two months of January and February of 2023 prior to the sale of inventory line, and for the three months ended March 31, 2022.
2023 Severance and restructuring costs – These costs relate to employee related severance costs as a result of the Company’s organization restructuring plan.
2023 Gain on sale of Coflex – Gain related to the sale of the Company’s Coflex and Cofix product lines in the United States.
2023 Product rationalization – These costs relate to inventory write downs associated with the wind down of the international business.
Non-GAAP Three Months Ended March 31, 2023, Compared To Non-GAAP Three Months Ended March 31, 2022
Non-GAAP gross profit – Non-GAAP gross profit decreased $3.0 million, or 20.3%, to $11.6 million for the three months ended March 31, 2023 compared to $14.6 million for three months ended March 31, 2022. Non-GAAP gross profit percentage decreased by 1.5% to 69.5% from 70.9% for the three months ended March 31, 2023 and 2022, respectively. The decrease in Non-GAAP gross profit was primarily caused by product mix for the comparable periods and the sale of the Coflex product line.
Non-GAAP operating expenses - Total Non-GAAP operating expenses decreased by $5.4 million or 18.8% to $23.0 million for the three months ended March 31, 2023 compared to $28.4 million for the three months ended March 31, 2022. There was a decrease in “General and administrative” expenses of $4.2 million and $1.5 million in “Research and Development” related to a reduction in spending through simplification of the Company’s distribution and administrative infrastructure long with the implementation of the restructuring program.
Non-GAAP Net loss from operations and Non-GAAP per share amount – Total Non-GAAP net loss from operations decreased $2.6 million to $11.6 million for the three months ended March 31, 2023 from a $14.2 million Non-GAAP net loss for the three months ended March 31, 2022. Non-GAAP net loss per share decreased from $2.42 as of March 31, 2022 to Non-GAAP net loss per share of $0.90 as of March 31, 2023. The main drivers of the change in Non-GAAP loss are the increase in non-GAAP gross profit explained above and the decrease in non-GAAP operating expenses. Additionally, Non-GAAP per share decrease is a result of increased shares outstanding period over period.
Adjusted EBITDA – Total adjusted EBITDA decreased $2.5 million or 18.7% to a $10.8 million loss for the three months ended March 31, 2023 from a $13.3 million loss for the three months ended March 31, 2022. The main drivers of the decrease are the decrease in non-GAAP gross profit explained above and decreases in non-GAAP operating expenses.

Liquidity and Capital Resources
On March 31, 2023, we had approximately $22.4 million in cash and $19.6 million in trade accounts payable and accrued expense liabilities, all of which are current. We plan to use our existing cash to fund our general corporate needs. In December 2022, we implemented a restructuring plan based on a thorough review of our organizational structure, processes, costs, and product portfolio, which we expect will lower operating expenses and reduce our overall cash burden. We believe this corporate realignment program will streamline the organization, improve processes and result in a significant reduction in operating expenses, significantly decrease our current operating cash flow, and lead to a lower operational cost basis in 2023. In addition, to continue to increase our overall cash position, we completed the Coflex Transaction in the first quarter of 2023 for total consideration of $17.0 million which provided net cash of $14.8 million to the Company after transaction costs. Based on the current execution of the restructuring plan and our current cash flow forecast, we expect our current net working capital available will be sufficient to satisfy our needs into the fourth quarter of 2023. We are currently executing on our overall corporate strategy which includes the possibility of further corporate alignment programs, additional financing events through debt or equity, the potential sale of substantially all of our assets, a sale of the Company or a potential merger with another entity.
In addition, we are actively exploring options to raise capital and manage our operating expenses through the sale of certain of our hardware assets and other assets unrelated to our digital health solutions. There is no assurance that we will be successful in further implementing these initiatives in a timely fashion or at all. Absent receipt of additional cash through a capital raise or other corporate measures, based on our current cash flow forecast, we do not expect to have adequate capital resources to meet our anticipated cash needs and our current obligations as they become due into the fourth quarter of 2023, which could require the us to seek protection by filing a voluntary petition for relief under the Bankruptcy Code. If this were to occur, the value available to our various stakeholders, including our creditors and stockholders, is uncertain and trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings, if any. Even if we are successful in selling certain of our hardware assets or other assets unrelated to our digital health solutions, the net proceeds from those transactions may not be sufficient to enable us to continue as a going concern, and we expect to need to raise additional capital to execute our corporate realignment program and avoid the requirement to seek Bankruptcy Protection.
If we are unable to secure additional funding and successfully implement our planned corporate realignment programs designed to significantly reduce expenses, we may be required to seek Bankruptcy Protection in order to liquidate our assets or reorganize our operations, which could cause us to be delisted from the Nasdaq. As of April 10, 2023, we are not in compliance with Nasdaq’s listing requirements and may be subject to delisting if we are unable to regain compliance by the end of the compliance period. See “NASDAQ Deficiency Letter.”
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
As of March 31, 2023, the Company had cash and cash equivalent of $22.4 million and an accumulated deficit of $620.1 million. For the three months ended March 31, 2023 and March 31, 2022, the Company had an income from continuing operations of $4.1 million and $0.0 million, and a net income applicable to Surgalign Holdings, Inc. of $4.1 million and $0.0 million, respectively. The Company has incurred losses from operations in the previous two fiscal years and did not generate positive cash flows from operations in fiscal year 2022 or for the three months ended March 31, 2023. The Company expects net operating losses for the full year 2023 as it works to commercialize its HOLO Portal™ surgical guidance system and further develop its HOLO AI TM platform and spinal device product lines.
On November 13, 2022, we entered into a securities purchase agreement (the “Purchase Agreement”) with a single institutional investor pursuant to which we agreed to sell, in a registered direct offering (the “2022 Registered Direct Offering”), 740,000 shares of our common stock, pre-funded warrants exercisable for up to an aggregate of 5,260,000 shares of common stock, Series A warrants to purchase an aggregate of up to 6,000,000 shares of common stock exercisable through November 13, 2027, and Series B warrants to purchase an aggregate of up to 1,500,000 shares of common stock exercisable through November 13, 2025. We received gross proceeds of $12.0 million associated with the

2022 Registered Direct Offering. Also in connection with the 2022 Registered Direct Offering, we issued placement agent warrants to purchase an aggregate of up to 360,000 shares of common stock exercisable through November 13, 2027.
On February 15, 2022, we issued and sold in an underwritten public offering 1,285,507 shares of our common stock and 163,768 of pre-funded warrants to purchase common stock. In addition, the Company issued warrants to purchase up to an aggregate of 1,086,956 shares of common stock exercisable through February 15, 2027. Also in connection with the offering, the Company issued placement agent warrants to purchase an aggregate of up to 86,956 shares of common stock exercisable through February 15, 2027. Finally, the Company granted the underwriters the option for a period of 30 days from February 15, 2022 to purchase up to 217,391 additional shares of the Company’s common stock and/or warrants to purchase up to 163,043 shares of the Company’s common stock. The Underwriters did not exercise the option to purchase the common shares from the Company, but they did exercise the option to purchase the warrants which have not been converted to common shares as of March 31, 2023. We received gross proceeds of $20.0 million from the offering.
The Company projects that it will continue to generate significant negative operating cash flows over the next 12 months and beyond. In management’s evaluation of the going concern conclusion we considered the following: i) execution of restructuring plan and corporate strategy; ii) negative cash flows that are projected over the next 12-month period; iii) the probability of payment of potential milestone payments related to the Holo Surgical Inc. (“Holo Surgical”) and Inteneural Networks Inc. (“INN”) acquisitions should any of the milestones be achieved; iv) INN seller notes with an aggregate amount of $10.6 million due to the seller of INN on December 31, 2024; and v) various supplier minimum purchase agreements; and vi) supply chain and labor issues, potential of a COVID-19 or related variant resurgence, inflation, and recent market volatility. The Company’s operating plan for the next 12-month period also includes continued investments in its product pipeline that require additional financings, including digital health, its digital health products, and certain hardware assets.
Historically, the Company has successfully funded its cash requirements with capital raised through financings and/or asset sales and intends to continue to pursue one or more of those paths to address cash shortfalls. We completed the Coflex Transaction in the first quarter of 2023 for $17.0 million gross funds and net cash of $14.8 million to the Company.
Even with this sale, absent receipt of additional third-party funding and based on our current cash flow forecast, the Company does not expect to have adequate capital resources to meet its current obligations as they become due into the fourth quarter of 2023. The Company’s ability to meet its current obligations as they become due over the next twelve months and to be able to continue with its operations will depend on obtaining additional capital and executing its current corporate strategy. No assurance can be given that any of these actions will be completed. If the Company is unable to secure additional funding and successfully implement its planned corporate realignment programs designed to significantly reduce expenses, the Company may be required to seek Bankruptcy Protection in order to liquidate its assets or reorganize its operations, which could cause us to be delisted from the Nasdaq. As of April 10, 2023, we are not in compliance with Nasdaq’s listing requirements and may be subject to delisting if we are unable to regain compliance by the end of the compliance period. See “NASDAQ Deficiency Letter.”
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

The following table presents a summary of our cash flow activity for the periods set forth below (in thousands):

	For the Three Months Ended
(In thousands)	March 31, 2023	March 31, 2022
Net cash used in operating activities	$(9,022)	$(19,138)
Net cash (used in) provided by investing activities	15,668	(1,342)
Net cash provided by (used in) financing activities	(19)	13,643
Effect of exchange rate changes on cash and cash equivalents	(492)	227
Net increase in cash and cash equivalents	$6,135	$(6,610)
Cash and cash equivalents, beginning of period	16,295	51,287
Cash and cash equivalents, end of period	$22,430	$44,677
Cash Flow Analysis – Financing Risk
We expect to devote significant efforts to raise capital, restructure our indebtedness and identify and evaluate potential strategic alternatives; however, there can be no assurance that we will be successful in obtaining capital sufficient to meet our operating needs on terms or a timeframe acceptable to us or at all. Further, in the event that market conditions preclude our ability to consummate such a financing or capital-raising transaction, we may be required to evaluate additional alternatives in restructuring our business and our capital structure. Any failure in these efforts could force us to delay, limit or terminate our operations, make reductions in our workforce, liquidate all or a portion of our assets or pursue other strategic alternatives, and/or seek Bankruptcy Protection. If this were to occur, the value available to our various stakeholders, including our creditors and stockholders, is uncertain and trading prices for our securities may bear little or no relationship to the actual recovery, if any, by holders of our securities in bankruptcy proceedings, if any.
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
At March 31, 2023, we had 88 days of revenues outstanding in trade accounts receivable, an increase of 16 days compared to December 31, 2022. The increase is primarily due to timing of collections from our customers.
At March 31, 2023, excluding the purchase accounting step-up of Paradigm inventory, we had 328 days of inventory on hand, an increase of 74 days compared to December 31, 2022. The increase was a result of product rationalization initiatives occurring during the fourth quarter of 2022, thus leading to a lower metric at that time. We believe that our inventory levels will be adequate to support our on-going operations.
As of March 31, 2023, we have no material off-balance sheet arrangements.

Certain Commitments.
The following table provides a summary of our operating lease obligations and other significant obligations as of March 31, 2023:

	Contractual Obligations Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
	(In thousands)
Operating lease obligations (1)	66,757	5,207	11,546	12,053	37,951
Purchase obligations (2)	20,745	11,067	9,678	—	—
Acquisition contingencies (3)	33,262	4,377	22,094	6,791	—
Total	$120,764	$20,651	$43,318	$18,844	$37,951
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
We are exposed to interest rate risk in the United States and Germany. Changes in interest rates affect interest income earned on cash and cash equivalents. As of March 31, 2023, all of our indebtedness is based on a fixed rate interest rate.
The value of the U.S. dollar compared to the Euro affects our financial results. Changes in exchange rates may positively or negatively affect revenues, gross margins, operating expenses and net income. Our international operations currently transact business primarily in the Euro. Assets and liabilities of foreign subsidiaries are translated at the period end exchange rate while revenues and expenses are translated at the average exchange rate for the period. Intercompany transactions are translated from the Euro to the U.S. dollar. Based on our March 31, 2023 outstanding intercompany balances, a 1% change in currency rates would have had a de-minimis impact on our results of operations. We do not expect changes in exchange rates to have a material adverse effect on our income or our cash flows in 2023. However, we can give no assurance that exchange rates will not significantly change in the future.
Item 4.    Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports that we file with the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable and not absolute assurance of achieving the desired control objectives.
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2023. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting, (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings
On March 14, 2022, two Polish companies—GPV I FIZAN, a venture capital firm whose largest single shareholder is an agency of the government of Poland, and StartVenture@Poland sp. z o.o. ASI SKA—filed a complaint in the Superior Court of the State of Delaware against a number of defendants, including the Company. The other defendants named in the complaint were Roboticine, Inc. (“Roboticine”), SSAR Investments LLC, Neva LLC, Krzysztof Siemionow, Cristian Luciano, and Pawel Lewicki. Defendant Roboticine sold Holo Surgical, Inc. (“Holo Surgical”) to the Company in 2020 and defendants SSAR Investments LLC, Neva LLC, Siemionow, and Lewicki were direct or indirect shareholders of Roboticine. Defendant Siemionow is a former employee of the Company, Defendant Luciano is a current employee of the Company, and Defendant Lewicki is a former member of our Board. The plaintiffs allege that they held shares in a company called Holo Surgical, S.A. (“Holo SA”) and the defendants planned, agreed upon, implemented, and/or assisted in implementing a scheme to allegedly defraud the plaintiffs and deprive them of the value of their shares. As part of this alleged scheme, the plaintiffs alleged that certain defendants other than the Company made misrepresentations to the plaintiffs regarding the value of the Holo SA shares, induced the plaintiffs to sell those shares to Defendant Roboticine, and then arranged for the sale of Holo Surgical, Inc. to the Company at a higher price than the price for which Defendant Roboticine paid for the plaintiffs’ shares. The plaintiffs asserted causes of action against the Company for aiding and abetting common law fraud, aiding and abetting constructive fraud, aiding and abetting fraudulent inducement, conspiracy to defraud, and unjust enrichment. The complaint sought relief from the Defendants including compensatory damages (including interest), punitive damages, costs and disbursements (including attorneys’ fees, costs, and expenses). The Company filed indemnification claims against certain defendants pursuant to the Holo Surgical acquisition agreement and believes that the claims against it are without merit. The Company does not believe that any of the claims relate to its action with respect to the negotiations or the purchase of Holo SA and on May 27, 2022, moved to dismiss the action.
As previously disclosed, the court granted the Company’s motion to dismiss on February 7, 2023, and the deadline for appeal has passed. The matter is now concluded.
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
Please see Part I, Item 1, Note 19 entitled “Legal Actions” and Note 20, “Regulatory Actions” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for additional information regarding certain legal proceedings.
Item 1A.    Risk Factors
Except as set forth below, there have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
We received a written notice from Nasdaq that we have failed to comply with certain continued listing requirements of the Nasdaq Stock Market, which could result in our Common Stock being delisted from the Nasdaq Stock Market, adversely affect the price and liquidity of our Common Stock, and negatively impact our ability to access the capital markets and get financing or enter into strategic transactions.
On April 10, 2023, we received a Letter from the Staff of Nasdaq notifying us that, based on our stockholders’ equity as of December 31, 2022, as reported in our Annual Report on Form 10-K for the year ended December 31, 2022, we are not in compliance with the minimum Equity Requirement for continued listing on the Nasdaq Global Select Market set forth in Nasdaq Listing 5450(b)(1)(A), which requires listed companies to maintain stockholders’ equity of at least $10,000,000. The Staff further indicated that, as of the date of the Letter, the Company did not comply with certain requirements under the alternative standards set forth in Nasdaq Listing Rules 5450(b)(2) and 5450(b)(3) for continued listing on the Nasdaq Global Select Market. A company that has its primary equity security listed on The Nasdaq Global Select Market must satisfy at least one of the three aforementioned standards in Nasdaq Listing Rule 5450(b).
In accordance with Nasdaq Listing Rule 5810(c)(2), we have until May 25, 2023, to provide Nasdaq with a specific Compliance Plan to achieve and sustain compliance. We intend to submit the Compliance Plan on or before May 25, 2023. However, we cannot assure you that Nasdaq will accept our Compliance Plan or find it satisfactory. If the Staff does not accept the Compliance Plan, we will have the opportunity to appeal the Staff’s determination to a Nasdaq Hearings Panel.
If the Compliance Plan is acceptable to the Staff, of which there can be no assurance, they may grant us an extension of up to 180 calendar days from the date of the Letter, or until October 7, 2023, to evidence compliance. Even if Nasdaq accepts our Compliance Plan, there can be no assurance that we will be able to regain compliance with the Equity Requirement in accordance with the Compliance Plan or will otherwise be in compliance with other Nasdaq continued listing requirements in the future. There are many factors that may adversely affect our stockholders’ equity. Many of these factors are outside of our control. As a result, we may not be able to regain, or once regained, sustain compliance with the Equity Requirement or other Nasdaq continued listing requirements in the future.
If we do not regain compliance with the Equity Requirement or are otherwise not in compliance with other Nasdaq continued listing requirements by the end of the compliance period, our common stock will become subject to delisting from the Nasdaq Global Select Market. If we are unable to qualify for other tiers on the Nasdaq, we will be delisted from Nasdaq and our common stock may be eligible for trading on an over-the-counter market. If we are not able to obtain a listing on another stock exchange or quotation service for our common stock, it may be extremely difficult or impossible for stockholders to sell their shares of common stock. Moreover, if we are delisted from Nasdaq, but obtain a substitute listing for our common stock, it will likely be on a market with less liquidity, and therefore experience potentially more price volatility than experienced on Nasdaq. Stockholders may not be able to sell their shares of common stock on any such substitute market in the quantities, at the times, or at the prices that could potentially be available on a more liquid trading market. As a result of these factors, if our common stock is delisted from Nasdaq, the value and liquidity of our common stock, warrants and pre-funded warrants would likely be significantly adversely affected. In addition, our common stock would be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock. This would adversely affect the ability of investors to trade our common stock and would adversely affect the value of our common stock, warrants and pre-funded warrants.
Further, delisting from Nasdaq could adversely affect our ability to consummate a strategic transaction. A delisting of our common stock from Nasdaq could also adversely affect our ability to raise additional financing for our operations and/or result in a loss of confidence by institutional investors, employees and/or business partners.
The Company’s ability to pursue any potential strategic alternative to address its liquidity position is uncertain and, absent additional liquidity, the Company may need to commence proceedings under the U.S. Bankruptcy Code.
Given our current financial condition, we have been working with advisors to assist the Company in considering the strategic alternatives available to the Company. Potential strategic alternatives may include, without limitation, a sale of a material portion of the Company’s assets, obtaining financing on a secured or unsecured basis, or, in the absence of a sale, financing, or other transaction, the possibility of filing for a voluntary petition for relief under the Bankruptcy Code. While we have not made a decision to pursue or not pursue any particular strategic alternative, we caution that trading in our common stock is highly speculative and poses substantial risks relating to the potential any potential strategic alternative.
In the event we pursue a strategic alternative, including to the extent we file for Bankruptcy Protection, the value that will be available to our various stakeholders, including our creditors and stockholders, is uncertain and our operations, our ability to develop and execute our business plan, our continuation as a going concern, and our ability to generate value for stakeholders, if any, will be subject to the risks and uncertainties associated with any such strategic alternative including, if necessary, any bankruptcy proceedings. Because of the risks and uncertainties associated with any strategic alternative including, if necessary, any bankruptcy proceedings, we cannot accurately predict or quantify the ultimate impact of events that could occur. There can be no guarantees that in the event we pursue a strategic alternative that results in filing for Bankruptcy Protection, we will emerge as a going concern or be able to sell some or all of our assets in orderly fashion, that we will otherwise realize any significant value for our assets, or that our creditors or stockholders (including holders of our common stock) will receive any recovery from any bankruptcy proceedings.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds
The following table presents information with respect to our repurchases of our common stock during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2023 to January 31, 2023	1,140	$2.08	—	—
February 1, 2023 to February 28, 2023	2,667	2.11	—	—
March 1, 2023 to March 31, 2023	6,668	1.75	—	—
Total	10,475	$2.07	—	—
(1)The purchases include amounts that are attributable to shares surrendered to us by employees to satisfy, in connection with the vesting of restricted stock awards, their tax withholding obligations.
Item 3.    Defaults Upon Senior Securities
Not applicable.
Item 4.    Mine Safety Disclosures
Not applicable.
Item 5.    Other Information
None

Item 6.    Exhibits

2.1*	Stock Purchase Agreement, dated as of September 29, 2020, by and among Surgalign Holdings, Inc., Roboticine, Inc., Holo Surgical S.A., Pawel Lewicki and Krzysztof Siemionow (1)

2.2*	First Amendment to Stock Purchase Agreement, dated as of September 29, 2020, by and among Surgalign Holdings, Inc., Roboticine, Inc., Holo Surgical S.A., Pawel Lewicki and Krzysztof Siemionow (2)

2.3*	Second Amendment to Stock Purchase Agreement, dated as of January 12, 2022, by and among Surgalign Holdings, Inc., Roboticine, Inc, Holo Surgical S.A., Pawel Lewicki and Krzysztof Siemionow (3)

2.4*	Equity Purchase Agreement between Surgalign Spine Technologies, Surgalign SPV Inc., and Xtant Medical Holdings Inc. dated February 28, 2023 (4)

3.1	Amended and Restated Certificate of Incorporation of the Company, effective as of March 8, 2019 (5)

3.2	Certificate of Amendment to Certificate of Incorporation of the Company, effective as of July 20, 2020 (6)

3.3	Second Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, effective as of May 4, 2021 (7)

3.4	Third Certificate of Amendment to Amended and Restated Certificate of Incorporation of the Company, effective as of May 16, 2022 (8)

3.5	Amended and Restated Bylaws of the Company, effective as of December 20, 2022 (9)

10.1‡	Employment Amendment between the Company and Scott Durall dated January 10, 2023 (10)

10.2*	Transition Services Agreement by and among Surgalign Spine Technologies Inc., Surgalign SPV Inc. and Xtant Medical Holdings Inc. dated February 28. 2023 (11)

31.1 #**	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 #**	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a)/15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 #***	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 #***	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________
‡    Indicates a management contract or any compensatory plan, contract, or arrangement.
*    Certain schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of such omitted schedule to the Securities and Exchange Commission upon request.
**    Filed herewith.
***    Furnished herewith. The certifications attached as Exhibits 32.1 and 32.2 that accompany this Quarterly Report on Form 10-Q are not deemed filed with the SEC and are not to be incorporated by reference into any filing of Registrant under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
(1)    Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated September 29, 2020, SEC File Number 001-38832.

(2)    Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated October 23, 2020, SEC File Number 001-38832.
(3)    Incorporated by reference to Exhibit 99.2 to the Registrant’s Current Report on Form 8-K dated January 18, 2022, SEC File Number 001-38832.
(4)    Incorporated by reference to Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated February 28, 2023, SEC File Number 001-38832.
(5)    Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K12B dated March 11, 2019, SEC File Number 001-38832.
(6)    Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated July 20, 2019, SEC File Number 001-38832.
(7)    Incorporated by reference to Exhibit 3.2 to the Registrant’s Quarterly Report on Form 10-Q filed by the Registrant on May 10, 2021, SEC File Number 001-38832.
(8)    Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated May 16, 2022, SEC File Number 001-38832.
(9)    Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated December 22, 2022, SEC File Number 001-38832.
(10)    Incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K filed by the Registrant on March 30, 2023, SEC File Number 001-38832.
(11)    Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 28, 2023, SEC File Number 001-38832.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SURGALIGN HOLDINGS, INC.

Date: May 11, 2023	By:	/s/ Terry M. Rich
Terry M. Rich
President and Chief Executive Officer
Principal Executive Officer

Date: May 11, 2023	By:	/s/ David B. Lyle
David B. Lyle
Chief Financial Officer
Principal Financial Officer